Form 10-K
period 2020-12-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2021-02-23
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Tanger Factory Outlet Centers, Inc.	☐
Tanger Properties Limited Partnership	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Tanger Factory Outlet Centers, Inc.	☒
Tanger Properties Limited Partnership	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Tanger Factory Outlet Centers, Inc.	Yes	☐	No	☒
Tanger Properties Limited Partnership	Yes	☐	No	☒

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $652,857,378 based on the closing price on the New York Stock Exchange for such shares on June 30, 2020.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 12, 2021 was 93,569,801.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,569,801 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

•enhancing investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

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

•Shareholders' Equity and Partners' Equity;

•Earnings Per Share and Earnings Per Unit;

•Accumulated Other Comprehensive Income of the Company and the Operating Partnership; and

•Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 1.BUSINESS

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2020, our consolidated portfolio consisted of 31 outlet centers, with a total gross leasable area of approximately 11.9 million square feet, which were 92% occupied and contained over 2,200 stores representing approximately 400 store brands. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

As of December 31, 2020, the Company, through its ownership of the Tanger GP Trust and Tanger LP Trust, owned 93,569,801 units of the Operating Partnership and the Non-Company LPs collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the Coronavirus Disease 2019 ("COVID-19") to be a pandemic, which continues to be a serious challenge throughout the United States. The current COVID-19 pandemic has had, and will continue to have, repercussions across local, national and global economies and financial markets. Although our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. Reopened stores as a percentage of total leased stores improved over time as mandates were lifted, from 1% on April 6, 2020 to 56% on June 3, 2020 to 72% on June 14, 2020. By June 15, 2020, in-store shopping for non-essential retail was allowed in every market in which our centers are located. As of December 31, 2020, 99.9% of total occupied stores in our consolidated portfolio had reopened, representing 99.9% of leased square footage and 99.9% of annualized base rent. Our outlet centers may experience additional short-term store closures as retailers implement additional safety protocols at specific locations impacted by increased exposure to COVID-19.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. Our rent collection rates on contractually billed fixed rents were significantly impacted during the second quarter but steadily improved during the second half of the year, as the Company collected approximately 63% of second quarter billed rents, 91% of third quarter billed rents, and 95% of fourth quarter billed rents. In addition, traffic during the fourth quarter represented approximately 90% of prior year levels and increased to approximately 96% in January. Governmental mandates effective between late December and early-to-mid-February impacted traffic at the Tanger Outlet Centers in Canada, and excluding those centers, domestic traffic was over 99% in January compared to prior year levels.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection. During the year ended December 31, 2020, we recaptured approximately 903,000 square feet within the consolidated portfolio related to bankruptcies and brand-wide restructurings by retailers, compared to 198,000 square feet during the year ended December 31, 2019.

As a direct result of the pandemic, bankruptcies and restructurings discussed above, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods, (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts.

Please see "COVID-19 Pandemic" in the Management's Discussion and Analysis of Financial Condition and Results of Operations/Overview of this report for a more complete discussion.

Organizational Changes

In April 2020, Stephen Yalof, a successful and proven retail real estate executive, joined the Company as President and Chief Operating Officer, as part of an executive succession plan for the role of Chief Executive Officer ("CEO"). Effective January 1, 2021, Steven B. Tanger, the Company's CEO, transitioned to the position of Executive Chair of the Company's Board of Directors, effective through January 1, 2024, and Mr. Yalof assumed the role of CEO of the Company. David B. Henry, previously Non-Executive Chair of the Board, was appointed to Lead Director of the Board.

In October 2020, Leslie Swanson joined the Company as Executive Vice President of Operations. In this role, she will be responsible for overseeing the operations of Tanger's outlet portfolio, including planning and execution of operational strategies, driving center occupancy and developing new revenue opportunities.

Financing Transactions

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

Impairments

In March 2020, we recorded a $45.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Mashantucket (Foxwoods), Connecticut outlet center over its estimated fair value. In December 2020, in anticipation of further store closings and declining operating results, we recorded an additional impairment charge of $19.2 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value.

In December 2020, due to the pending sale in January 2021 of the Jeffersonville, Ohio outlet center we recorded an additional impairment charge of $2.4 million in our consolidated statement of operations which equaled the excess of the carrying value over its estimated fair value.

Property Sales

In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds of $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

In January 2021, we sold a non-core outlet center in Jeffersonville, Ohio for net proceeds of $8.1 million.

Unconsolidated Real Estate Joint Ventures Financing Transactions

RioCan Canada
In May 2020, the joint venture’s mortgage loan for the outlet center in Saint-Sauveur matured and the joint venture repaid the approximately $8.3 million owed in full.

Columbus, Ohio
In December 2020, the Columbus joint venture amended the mortgage loan to extend the maturity to November 2022, which required a reduction in principal balance from $85.0 million to $71.0 million. The amendment increased the interest rate from LIBOR + 1.65% to LIBOR + 1.85% and the mortgage loan guarantee by each partner was increased from $6.4 million to $11.9 million.

Galveston/Houston, Texas
In February 2021, the Galveston/Houston joint venture amended the mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%.

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

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2020, 2019 or 2018. As of December 31, 2020, no single tenant accounted for more than 7% of our leasable square feet or 7% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2020, the components of rental revenues are as follows (in thousands):

2020
Rental revenues - fixed	$289,676
Rental revenues - variable (1)	88,256
Rental revenues	$377,932
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Business History

Stanley K. Tanger, the Company's founder, entered the outlet center business in 1981. Prior to founding our company, Stanley K. Tanger and his son, Steven B. Tanger, our Executive Chair, built and managed a successful family owned apparel manufacturing business, Tanger/Creighton, Inc., which included the operation of five outlet stores. Based on their knowledge of the apparel and retail industries, as well as their experience operating Tanger/Creighton, Inc.'s outlet stores, they recognized that there would be a demand for outlet centers where a number of manufacturers could operate in a single location and attract a large number of shoppers.

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

In April 2020, Stephen Yalof, a successful and proven retail real estate executive, joined the Company as President and Chief Operating Officer, as part of an executive succession plan for the role of CEO. Effective January 1, 2021, Steven B. Tanger, the Company's CEO, transitioned to the position of Executive Chair of the Company's Board of Directors, effective through January 1, 2024, and Mr. Yalof assumed the role of CEO of the Company.

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

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 40 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2021.
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

As of December 31, 2020, we maintain offices and employ on-site management at 33 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Human Capital Resources

As of December 31, 2020, we had 262 full-time employees, located at our corporate headquarters in North Carolina, our regional office in Miami and 33 business offices. At that date, we also employed 265 part-time employees at various locations. We are committed to a diverse, collaborative, and entrepreneurial workplace. As of December 31, 2020, female employees made up 72% of field employees and 45% of our Executive Leadership Team. Ethnic minorities made up 22% of our workforce in 2020. The Company's Board gender composition was 25% female, with 13% ethnic diversity. Additionally, we performed an internal gender pay gap analysis in 2020, comparing positions with similar roles and responsibilities, that considered tenure, education, work experience and performance. Also, in 2020 we formed a Diversity and Inclusion Council with representation from across the Company. The Diversity, Equity and Inclusion Council will focus on making diversity, equity and inclusion a top-level focus in our Company and with our people, our places and our partners. We are deeply committed to representing and reflecting the unique experiences, perspectives and viewpoints of our people, partners, and the communities we serve. We strive to champion diversity, equity and inclusion for all. This empowers us to reach our full potential, fueling innovation and connection with our employees and the customers and communities we serve.

Our success is highly dependent on part-time employees and the institutional knowledge that comes with high retention rates. Our part-time workforce is 50% of our 527-person workforce. At 28%, turnover is significantly below industry averages of 39%, according to the Bureau of Labor Statistics. 48% of our team members have been with us for five years or longer, and the average tenure for full time employees in 2020 was 9.3 years.

We focus on developing strategies that enhance an environment where high performance, training and expression of our core competencies are rewarded and publicly recognized. We provide numerous training programs which included topics related to, among other things, operational training, leadership development, customer service and technology training. We recognize that motivation and rewards are different for individuals at various times in their careers, and a balanced blend of monetary and non-monetary rewards can generate valuable business results. We provide employee benefits on par or above industry standards. Part-time employees are included in our 401(k) plans, which offer immediate vesting and dollar-for-dollar matches for employee contributions up to 3%, and $0.50 for every dollar contributed on the next 2% deferred. Part-time employees also participate in paid time off (PTO) after five years of service. In addition, employees are allowed, and encouraged by us to spend, 40 hours per year of paid time off to volunteer for worthwhile activities in their local communities.

Government Regulations

We are subject to regulation by various federal, state, provincial and local agencies. These agencies include the Environmental Protection Agency, Occupational Safety and Health Administration and Department of Labor and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with existing applicable statutes and regulations affecting environmental issues and our employment, workplace health and workplace safety practices, and compliance with such statutes and regulations has no material effect on our capital expenditures, earnings or competitive position.

ITEM 1A.RISK FACTORS

Important risk factors that could materially affect our business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values or if there are other indicators of impairment and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  If it is determined that an impairment has occurred, we would be required to record an impairment charge equal to the excess of the asset's carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.  Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analysis may not be achieved.

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

In the current and recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $122.5 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary.  As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent the spread of or remediate outbreaks of COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows may continue to be materially affected.

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

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability or effectiveness of vaccines or treatments, future mutations or variants of the virus, and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of the COVID-19 pandemic on our rental revenue for the future cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•The reduced economic activity that could result in a prolonged recession and may consequently negatively impact consumer discretionary spending; difficulty accessing debt and equity capital on attractive terms, or at all, deterioration in our credit ratings, a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us.
•The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our liquidity.
•Any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions
•A general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties or dispose of properties at a net gain, as applicable.
•A deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants.

•A significant increase in the number of tenants that file for Chapter 11 bankruptcy; adverse impacts from requiring most employees to work remotely, such as reductions in productivity and heightened cybersecurity risks; and the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

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

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed all or certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores or reduction of rent for stores that remain operating. For example, in the past three years, our revenues were adversely affected by higher than historical averages of bankruptcy filings and other tenant closures during those periods. We expect other store closings to impact our operating results in 2021. In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has declined from 97% at the end of 2019 to 92% at then end of 2020. If our occupancy continues to decline, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

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

As of December 31, 2020, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in three properties in Canada.  Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

•adverse effects of changes in the exchange rate between the U.S. and Canadian dollar;
•changes in Canadian political and economic environments, regionally, nationally, and locally;
•challenges of complying with a wide variety of foreign laws;
•changes in applicable laws and regulations in the United States that affect foreign operations;
•property management services being provided directly by our 50/50 co-owner, not by us; and
•obstacles to the repatriation of earnings and cash.

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

We are subject to risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest. Disruptions in the capital and credit markets may adversely affect our operations, including the ability to fund planned capital expenditures and potential new developments or acquisitions. Further, there is the risk that we will not be able to repay or refinance existing indebtedness or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to access capital markets to refinance our indebtedness on acceptable terms, we might be forced to dispose of properties on disadvantageous terms, which might result in losses.

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

Uncertainty relating to the determination of LIBOR and the phasing out of LIBOR after 2021, or, in certain cases, 2023, may adversely affect our results of operations, financial condition, liquidity and net worth.

The Financial Conduct Authority (“FCA”) that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, or, in certain cases, 2023. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market.

As of December 31, 2020, we had $401.4 million of debt and nine interest rate swaps with an aggregate notional value of $390.0 million outstanding that were indexed to LIBOR. In addition, we have a $600.0 million unsecured revolving line of credit facility that is indexed to LIBOR but had no borrowings under it.  We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract.

While we expect LIBOR to be available in substantially its current form until the end of 2021, or in certain cases, -2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and/or magnified. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

We believe that we have operated and intend to operate in a manner that permits the Company to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). However, we cannot assure you that the Company has qualified or will remain qualified as a REIT. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, the Company would not be allowed a deduction for dividends paid to shareholders in computing taxable income and would be subject to U.S. federal income tax on our taxable income at the regular corporate rate. Also, we could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Accordingly, the Company's failure to qualify for taxation as a REIT would result in a significant reduction in cash available for distribution to our shareholders, and thus may adversely affect the market price and marketability of our securities.

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

Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. A security compromise of our information technology systems or business operations could occur through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization. Like many companies, we have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been attacked, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could be adversely affected.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the SEC for either the Company or the Operating Partnership.

ITEM 2.PROPERTIES

As of December 31, 2020, our consolidated portfolio consisted of 31 outlet centers totaling 11.9 million square feet located in 19 states. We own interests in seven other outlet centers totaling approximately 2.2 million square feet through unconsolidated joint ventures, including three outlet centers in Canada. Our consolidated outlet centers range in size from 104,009 to 739,110 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2020. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2020. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2020, of the 31 outlet centers in our consolidated portfolio, we own the land underlying 25 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms at our option
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2101	2101
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2024	2039
Mashantucket, CT (Foxwoods)	8.1	2040	2090
Rehoboth Beach, DE	2.7	2044	(1)
(1)Lease may be renewed at our option for additional terms of twenty years each.

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

The following table summarizes certain information with respect to our consolidated outlet centers as of December 31, 2020:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,604,510	13
New York	2	1,468,668	12
Georgia	3	1,121,579	9
Pennsylvania	3	999,416	8
Texas	2	823,557	7
Michigan	2	671,560	6
Delaware	1	557,392	5
Alabama	1	554,649	5
New Jersey	1	489,718	4
Tennessee	1	447,810	4
North Carolina	2	422,895	4
Ohio	1	411,915	3
Arizona	1	410,753	3
Florida	1	351,721	3
Missouri	1	329,861	3
Mississippi	1	324,717	3
Louisiana	1	321,066	3
Connecticut	1	311,299	3
New Hampshire	1	250,107	2
Total	31	11,873,193	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of December 31, 2020. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	739,110	89
Riverhead, New York (1)	100	729,558	89
Rehoboth Beach, Delaware (1)	100	557,392	92
Foley, Alabama	100	554,649	89
Atlantic City, New Jersey (1) (3)	100	489,718	79
San Marcos, Texas	100	471,816	91
Sevierville, Tennessee (1)	100	447,810	99
Savannah, Georgia	100	429,089	97
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Jeffersonville, Ohio	100	411,915	78
Glendale, Arizona (Westgate)	100	410,753	95
Myrtle Beach Hwy 17, South Carolina (1)	100	403,425	100
Charleston, South Carolina	100	386,328	95
Lancaster, Pennsylvania	100	375,857	98
Pittsburgh, Pennsylvania	100	373,863	91
Commerce, Georgia	100	371,408	93
Grand Rapids, Michigan	100	357,122	87
Fort Worth, Texas	100	351,741	98
Daytona Beach, Florida	100	351,721	98
Branson, Missouri	100	329,861	98
Southaven, Mississippi (2) (3)	50	324,717	98
Locust Grove, Georgia	100	321,082	96
Gonzales, Louisiana	100	321,066	98
Mebane, North Carolina	100	318,886	97
Howell, Michigan	100	314,438	76
Mashantucket, Connecticut (Foxwoods) (1)	100	311,299	81
Tilton, New Hampshire	100	250,107	84
Hershey, Pennsylvania	100	249,696	95
Hilton Head II, South Carolina	100	206,564	93
Hilton Head I, South Carolina	100	181,670	95
Blowing Rock, North Carolina	100	104,009	85
Total		11,873,193	92
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 7 and 8 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	398,676	98
Ottawa, Ontario	50	357,217	96
Columbus, Ohio (1)	50	355,245	95
Texas City, Texas (Galveston/Houston) (1)	50	352,705	93
National Harbor, Maryland (1)	50	341,156	99
Cookstown, Ontario	50	307,883	94
Saint-Sauveur, Quebec (1)	50	99,405	87
Total		2,212,287	96
(1)Property encumbered by mortgage. See Note 6 to the consolidated financial statements for further details of our joint ventures' debt obligations.

Lease Expirations

The following table sets forth, as of December 31, 2020, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2021	304	1,333	$23.47	$31,291	14
2022	328	1,601	23.83	38,145	17
2023	260	1,314	24.77	32,549	14
2024	194	918	31.75	29,145	9
2025	262	1,422	24.36	34,635	15
2026	190	929	24.19	22,468	10
2027	118	599	26.66	15,971	6
2028	110	767	19.59	15,024	8
2029	73	328	22.41	7,351	3
2030	48	299	28.25	8,446	3
2031 and after	8	182	12.93	2,354	1
	1,895	9,692	$24.49	$237,379	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, space under construction, temporary leases and month-to-month leases totaling in the aggregate approximately 2.2 million square feet.
(2)Annualized base rent is defined as the minimum monthly payments due as of December 31, 2020 annualized, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

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

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated properties:

	2020	2019	2018	2017	2016
Occupancy	92%	97%	97%	97%	98%
Average annual base rent per square foot (1)	$21.10	$25.35	$25.51	$25.81	$26.10
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by United States Generally Accepted Accounting Principles ("GAAP") and the effects of inducements and rent concessions divided by the weighted average square feet of the consolidated portfolio.

The decline in the average annual base rent per square foot in 2020 compared to previous years reflects the decline in occupancy from 97% in 2019 to 92% in 2020 and rent modifications primarily due to a number of tenants filing bankruptcy during 2020.

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year(1)	Square Feet (in 000's)	% of Total Outlet Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2020	1,526	13	1,096	72
2019	1,320	11	1,020	77
2018	1,742	13	1,418	81
2017	1,549	12	1,296	84
2016	1,440	12	1,223	85
(1)Excludes data for properties sold in each respective year.
(2)Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

The following table sets forth the weighted average rental rate increases (decreases) per square foot on a straight-line basis (includes periodic, contractual fixed rent increases) for our consolidated outlet centers upon re-leasing stores that were turned over or renewed during each of the last five calendar years:

	Renewals of Existing Leases				Stores Re-leased to New Tenants (1)
		Average Annualized Rent (2)				Average Annualized Rent (2)
		($ per sq. ft.)				($ per sq. ft.)
Year(3)	Square Feet (in 000's)	Expiring	New	% Increase (Decrease)	Square Feet (in 000's)	Expiring	New	% Increase (Decrease)
2020	1,132	$27.23	$25.33	(7)	350	$32.43	$30.44	(6)
2019	1,064	$31.93	$31.91	—	460	$35.88	$38.93	9
2018	1,398	$30.12	$31.65	5	431	$30.63	$32.40	6
2017	1,261	$28.21	$30.65	9	413	$30.46	$33.24	9
2016	1,187	$27.44	$32.26	18	384	$32.15	$42.84	33
(1)The square footage re-leased to new tenants for 2020, 2019, 2018, 2017, and 2016, contains 46,000, 109,000, 144,000, 107,000, and 93,000 square feet respectively, that was re-leased to new tenants upon expiration of an existing lease during the respective year.
(2)Represents base rent and CAM, excluding license agreements, seasonal tenants, and month-to-month leases.
(3)Excludes data for properties sold in each respective year.

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

Year	Occupancy Costs as a % of Tenant Sales
2020	(1)
2019	10.0
2018	9.9
2017	10.0
2016	9.9
(1)As a result of the COVID-19 pandemic, retailers stores were closed for much of the second quarter of 2020 due to mandates by order of local and state authorities. Given the fewer than twelve months of sales reported by our tenants for 2020, an average tenant occupancy cost is not provided for this period.

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2020 (1):

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Gap, Banana Republic, Janie & Jack, Old Navy	94	926,819	7.8%	6.6%
PVH Corp.	Tommy Hilfiger, Van Heusen, Calvin Klein	59	376,121	3.2%	4.5%
Ascena Retail Group, Inc.	LOFT, Ann Taylor, Lane Bryant, Justice	59	359,893	3.0%	3.6%
Under Armour, Inc.	Under Armour, Under Armour Kids	30	233,877	2.0%	3.1%
SPARC Group	Aéropostale, Brooks Brothers, Forever 21, Lucky Brands, Nautica	61	361,884	3.0%	3.1%
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	40	276,204	2.3%	3.0%
Nike, Inc.	Nike, Converse, Hurley	35	404,195	3.4%	2.9%
Tapestry, Inc.	Coach, Kate Spade, Stuart Weitzman	47	224,149	1.9%	2.7%
Carter’s, Inc.	Carters, OshKosh B Gosh	48	211,701	1.8%	2.3%
Adidas AG	Adidas, Reebok	31	198,425	1.7%	2.2%
Hanesbrands Inc.	Hanesbrands, Maidenform, Champion	37	178,607	1.5%	2.2%
Capri Holdings Limited	Michael Kors, Michael Kors Men’s	28	138,454	1.2%	2.1%
Signet Jewelers Limited	Kay Jewelers, Zales, Jared Vault	48	108,923	0.9%	2.1%
Columbia Sportswear Company	Columbia Sportswear	19	147,361	1.2%	2.0%
Skechers USA, Inc.	Skechers	29	158,067	1.3%	2.0%
Chico’s, FAS Inc.	Chicos, White House/Black Market, Soma Intimates	40	116,231	1.0%	2.0%
V. F. Corporation	The North Face, Vans, Timberland, Dickies	27	143,207	1.2%	1.9%
Express Inc.	Express Factory	24	168,000	1.4%	1.8%
Caleres Inc.	Famous Footwear, Naturalizer, Allen Edmonds	31	160,018	1.4%	1.7%
Levi Strauss & Co.	Levi's	28	116,486	1.0%	1.6%
L Brands, Inc.	Bath & Body Works, Victoria's Secret, Pink by Victoria's Secret	30	118,516	1.0%	1.6%
Rack Room Shoes, Inc.	Rack Room Shoes	22	129,699	1.1%	1.6%
Luxottica Group S.p.A.	Sunglass Hut, Oakley, Lenscrafters	51	74,228	0.6%	1.6%
Ralph Lauren Corporation	Polo Ralph Lauren, Polo Children, Polo Ralph Lauren Big & Tall, Club Monaco	33	358,736	3.0%	1.6%
Childrens Place	Childrens Place	23	136,276	1.2%	1.5%
Total of Top 25 tenants		974	5,826,077	49.1%	61.3%
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, temporary leases and month-to-month leases.
(2)Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents which are based on a percentage of sales in lieu of fixed contractual rents.

Significant Property

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. No property comprises more than 10% of our consolidated revenues.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2020, 2019, and 2018:

Deer Park	Square Feet	2020	2019	2018
Outlet Center Occupancy	739,110	89%	99%	96%

Average base rental rates per weighted average square foot (1)		$19.25	$34.41	$31.67
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by GAAP and the effects of inducements and rent concessions divided by the weighted average square feet of the Deer Park Outlet Center.

The decline in the average annual base rent per square foot in 2020 compared to previous years reflects the decline in occupancy from 99% in 2019 to 89% in 2020 and rent modifications primarily due to a number of tenants filing bankruptcy during 2020.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives up to 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2020 amounted to $4.7 million. Real estate taxes for 2021 are estimated to be approximately $5.1 million.

The following table sets forth, as of December 31, 2020, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2021	13	63	$43.65	$2,750	10
2022	8	33	42.09	1,389	5
2023	12	80	27.84	2,227	13
2024	13	130	33.43	4,346	22
2025	6	26	29.42	765	4
2026	7	22	35.18	774	4
2027	4	12	34.75	417	2
2028	10	105	38.58	4,051	17
2029	7	21	24.10	506	4
2030	4	29	41.03	1,190	5
2031 and after	1	85	14.21	1,208	14
Total	85	606	$32.38	$19,623	100%
(1)Excludes leases that have been entered into but which tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 133,000 square feet.
(2)Annualized base rent is defined as the minimum monthly payments due as of December 31, 2020, excluding periodic contractual fixed increases and rents calculated based on a percentage of tenants' sales. The annualized base rent disclosed in the table above includes all concessions, abatements and reimbursements of rent to tenants.

ITEM 3.LEGAL PROCEEDINGS

The Company and the Operating Partnership are, from time to time, engaged in a variety of legal proceedings arising in the normal course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of such proceedings will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

Information about the Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	72	Executive Chair of the Board
Stephen J. Yalof	58	Director, President and Chief Executive Officer
James F. Williams	56	Executive Vice President - Chief Financial Officer
Chad D. Perry	48	Executive Vice President - General Counsel and Secretary
Lisa J. Morrison	61	Executive Vice President - Leasing
Leslie A. Swanson	50	Executive Vice President of Operations
Carrie A. Warren	58	Executive Vice President - Chief Marketing Officer
Thomas J. Guerrieri Jr.	48	Senior Vice President - Chief Accounting Officer

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger has served as Executive Chair of the Board since January 1, 2021 and as a director of the Company since May 13, 1993. Mr. Tanger previously served as Chief Executive Officer from May 2017 to December 2020. President and Chief Executive Officer from January 2009 to May 2017. President and Chief Operating Officer from January 1995 to December 2008; and Executive Vice President from 1986 to December 1994. Mr. Tanger is a former Trustee of the International Council of Shopping Centers (ICSC); a former Director of The Fresh Market, a member of the Real Estate Roundtable and a Director and Member of the Executive Committee of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Tanger provides an insider's perspective in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company's business.

Stephen J. Yalof. Mr. Yalorf has served as a director of the Company since July 20, 2020. President and Chief Executive Officer since January 2021. Mr. Yalof joined the Company in April 2020 as President and Chief Operating Officer. Prior to joining the Company, Mr. Yalof served as the Chief Executive Officer of Simon Premium Outlets of the Simon Property Group, Inc., a commercial real estate company and mall operator, from September 2014 to April 2020. Mr. Yalof also has more than 20 years of experience in the retail industry, previously serving as Senior Vice President of Real Estate for Ralph Lauren Corporation and Senior Director of Real Estate for The Gap, Inc. Mr. Yalof provides insight into the Company's operations and strategy as well as extensive experience in the real estate and retail industries.

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
Leslie A. Swanson. Ms. Swanson joined the Company in October 2020 as Executive Vice President of Operations. She is responsible for overseeing operations of Tanger’s entire portfolio, driving strategic planning, execution, and efficiencies for the properties and the overall business, and securing new opportunities for increased revenue and profit. Leslie joins the Tanger team with over 25 years of experience in shopping center operations, management and marketing. Prior to joining Tanger, was employed with Simon Premium Outlets of the Simon Property Group, Inc., a commercial real estate company and mall operator for 8 years where she served as Executive Vice President of Property Management from 2016 to 2020 and Senior Vice President Property Management from 2012 to 2016.. Leslie is a graduate of Illinois State University, where she earned her Bachelor of Arts and Science degree in Public Relations and Organizational Communication Psychology.

Carrie A. Warren. Ms. Warren was named Executive Vice President - Chief Marketing Officer in January 2021. Previously, she held the positions of Senior Vice President - Chief Marketing Officer from January 2012 to January 2021, Senior Vice President - Marketing from May 2000 to January 2012, Vice President - Marketing from September 1996 to May 2000 and Assistant Vice President - Marketing from December 1995 to September 1996. Prior to joining Tanger, Ms. Warren was with Prime Retail, L.P. for 4 years where she served as Regional Marketing Director responsible for coordinating and directing marketing for five outlet centers in the southeast region. Previously, Ms. Warren was Marketing Manager for North Hills, Inc. for five years and also served in the same role for the Edward J. DeBartolo Corp. for two years. Her major responsibilities include managing the Company's marketing department and developing and overseeing implementation of all corporate and field marketing programs. Ms. Warren is a graduate of East Carolina University.

Thomas J. Guerrieri Jr. Mr. Guerrieri was named Senior Vice President - Chief Accounting Officer in January 2021. He previously held the positions of Vice President - Chief Accounting Officer and Controller from May 2017 to January 2021, Vice President and Controller from January 2016 to May 2017, and joined the company in 2000 as Vice President, Financial Reporting. Prior to joining Tanger in 2000, Mr. Guerrieri was a Senior Accountant at PriceWaterhouse Coopers. He is responsible for SEC reporting, accounting, and financial reporting and financial reporting systems. Mr. Guerrieri graduated from the Kenan-Flagler Business School at the University of North Carolina in 1995 and is a certified public accountant.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. Our common shares are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 1, 2021, there were approximately 371 common shareholders of record.

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

The following table summarizes our common share repurchases for the fiscal quarter ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2020 to October 31, 2020	—	$—	—	$80.0
November 1, 2020 to November 30, 2020	—	—	—	80.0
December 1, 2020 to December 31, 2020	—	—	—	80.0
Total	—	$—	—	$80.0

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. On January 14, 2021, the Board reinstated dividend distributions and declared a dividend of $0.1775 per share paid in February 2021. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2020 tax year.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2020, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
150
125
100
75
50
25
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Tanger Factory Outlet Centers, Inc.
SNL US REIT Equity
SNL US REIT Retail

		Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Tanger Factory Outlet Centers, Inc.	100.00	113.36	88.08	71.28	56.09	40.60
SNL US REIT Equity	100.00	108.88	118.00	112.46	144.54	137.09
SNL US REIT Retail	100.00	101.02	95.99	89.85	93.88	69.40

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2020, the Company's wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust, owned 93,569,801 units of the Operating Partnership and the Non-Company LPs owned 4,794,643 units. We made distributions per common unit during 2020 as follows:

2020
First Quarter	$0.3550
Second Quarter	0.3575
Third Quarter (1)	—
Fourth Quarter (1)	—
Distributions per unit	$0.7125
(1)Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. On January 14, 2021, the Board reinstated dividends and declared a dividend of $0.1775 per share paid in February 2021. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2020 tax year.

ITEM 6.SELECTED FINANCIAL DATA (TANGER FACTORY OUTLET CENTERS, INC.)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K:

	2020	2019	2018	2017	2016
	(in thousands, except per share and outlet center data)
OPERATING DATA
Total revenues(1)(3)	$389,991	$478,348	$494,681	$488,234	$465,834
Net income (loss) (1)(2)(3)(4)(5)(6)(7)	(38,013)	92,728	45,563	71,876	204,329
Net income (loss) available to common shareholders(1)(2)(3)(4)(5)(6)(7)	(36,970)	86,519	42,444	66,793	191,818
SHARE DATA
Basic:
Net income (loss) available to common shareholders (1)(2)(3)(4)(5)(6)(7)	$(0.40)	$0.93	$0.45	$0.71	$2.02
Weighted average common shares	92,618	92,808	93,309	94,506	95,102
Diluted:
Net income (loss) available to common shareholders(1)(2)(3)(4)(5)(6)(7)	$(0.40)	$0.93	$0.45	$0.71	$2.01
Weighted average common shares	92,618	92,808	93,310	94,522	95,345
Common dividends	$0.7125	$1.4150	$1.3925	$1.3525	$1.2600
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,793,372	$2,896,894	$3,046,179	$3,088,470	$2,965,907
Total assets	2,189,531	2,285,211	2,384,902	2,540,105	2,526,214
Debt	1,567,886	1,569,773	1,712,918	1,763,651	1,687,866
Total equity	358,883	456,109	505,535	612,302	705,441
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$164,747	$220,452	$258,318	$253,159	$239,316
Investing activities	(18,771)	99,289	(40,023)	(117,545)	(45,501)
Financing activities	(77,593)	(312,133)	(215,203)	(141,679)	(203,467)
OTHER DATA
Square feet open:
Consolidated	11,873	12,048	12,923	12,930	12,710
Partially-owned (unconsolidated)	2,212	2,212	2,371	2,370	2,348
Number of outlet centers:
Consolidated	31	32	36	36	36
Partially-owned (unconsolidated)	7	7	8	8	8
(1)For the year ended December 31, 2020, we had significant revenue reductions caused by the COVID-19 pandemic.
(2)For the year ended December 31, 2020, net loss includes a $2.3 million gain recorded on the sale of our Terrell, Texas outlet center in August 2020 and impairments charges of $67.2 million on the outlet center in Mashantucket, Connecticut, and our Jeffersonville, Ohio outlet center. Also includes our share of an impairment charge totaling $3.1 million related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.
(3)For the year ended December 31, 2019, in connection with the adoption of ASC 842 on January 1, 2019, rental revenues is presented net of uncollectible tenant revenues and includes a straight-line rent adjustment of $6.4 million to record contractual payments received as consideration from certain executory costs on a straight-line basis.
(4)For the year ended December 31, 2019, net income includes a $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City, and Williamsburg outlet centers in March 2019 and a $37.6 million impairment charge related to our Jeffersonville, Ohio outlet center. In addition, due to the adoption of ASC 842 $4.9 million of indirect internal leasing costs previously capitalized were expensed as general and administrative expenses.
(5)For the year ended December 31, 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center and a $7.2 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.
(6)For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.
(7)For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sales of our Fort Myers, Florida outlet center and an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

ITEM 6.SELECTED FINANCIAL DATA (TANGER PROPERTIES LIMITED PARTNERSHIP)

The following data should be read in conjunction with our consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K:

	2020	2019	2018	2017	2016
	(in thousands, except per unit and outlet center data)
OPERATING DATA
Total revenues(1)(3)	$389,991	$478,348	$494,681	$488,234	$465,834
Net income (loss) (1)(2)(3)(4)(5)(6)(7)	(38,013)	92,728	45,563	71,876	204,329
Net income (loss) available to common unitholders(1)(2)(3)(4)(5)(6)(7)	(38,895)	91,197	44,773	70,402	202,103
UNIT DATA
Basic:
Net income (loss) available to common unitholders(1)(2)(3)(4)(5)(6)(7)	$(0.40)	$0.93	$0.45	$0.71	$2.02
Weighted average common units	97,521	97,766	98,302	99,533	100,155
Diluted:
Net income (loss) available to common unitholders(1)(2)(3)(4)(5)(6)(7)	$(0.40)	$0.93	$0.45	$0.71	$2.01
Weighted average common units	97,521	97,766	98,303	99,549	100,398
Common distributions	$0.7125	$1.4150	$1.3925	$1.3525	$1.2600
BALANCE SHEET DATA
Real estate assets, before depreciation	$2,793,372	$2,896,894	$3,046,179	$3,088,470	$2,965,907
Total assets	2,188,967	2,284,814	2,384,540	2,539,434	2,525,687
Debt	1,567,886	1,569,773	1,712,918	1,763,651	1,687,866
Total equity	358,883	456,109	505,535	612,302	705,441
CASH FLOW DATA
Cash flows provided by (used in):
Operating activities	$164,818	$220,391	$258,277	$253,131	$239,299
Investing activities	(18,771)	99,289	(40,023)	(117,545)	(45,501)
Financing activities	(77,593)	(312,133)	(215,203)	(141,679)	(203,467)
OTHER DATA
Consolidated	11,873	12,048	12,923	12,930	12,710
Partially-owned (unconsolidated)	2,212	2,212	2,371	2,370	2,348
Number of outlet centers:
Consolidated	31	32	36	36	36
Partially-owned (unconsolidated)	7	7	8	8	8
(1)For the year ended December 31, 2020, we had significant revenue reductions caused by the COVID-19 pandemic.
(2)For the year ended December 31, 2020, net loss includes a $2.3 million gain recorded on the sale of our Terrell, Texas outlet center in August 2020 and impairments charges of $67.2 million on the outlet center in Mashantucket, Connecticut, and our Jeffersonville Ohio outlet center. Also includes our share of an impairment charge totaling $3.1 million related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.
(3)For the year ended December 31, 2019, in connection with the adoption of ASC 842 on January 1, 2019, rental revenues is presented net of uncollectible tenant revenues and includes a straight-line rent adjustment of $6.4 million to record contractual payments received as consideration from certain executory costs on a straight-line basis.
(4)For the year ended December 31, 2019, net income includes a $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City, and Williamsburg outlet centers in March 2019 and a $37.6 million impairment charge related to our Jeffersonville, Ohio outlet center. In addition, due to the adoption of ASC 842 $4.9 million of indirect internal leasing costs previously capitalized were expensed as general and administrative expenses.
(5)For the year ended December 31, 2018, net income includes a $49.7 million impairment charge related to our Jeffersonville, Ohio outlet center and a $7.2 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.
(6)For the year ended December 31, 2017, net income includes a $6.9 million gain on the sale of our outlet center in Westbrook, Connecticut, a $35.6 million loss on early extinguishment of debt related to the early redemption of senior notes due 2020 and a $9.0 million impairment charge associated with our RioCan Canada unconsolidated joint ventures.
(7)For the year ended December 31, 2016, net income includes gains of approximately $95.5 million related to the acquisitions of our other venture partners' equity interests in the Westgate and Savannah joint ventures, and $6.3 million in gains on the sales of our Fort Myers, Florida outlet center and an outparcel at our Hwy 501 outlet center in Myrtle Beach, South Carolina.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Currently, one of the most significant factors, however, is the adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows, compliance with debt covenants and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability or effectiveness of vaccines or treatments, future mutations or variations of the virus, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the phasing out of LIBOR; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism.

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

General Overview

As of December 31, 2020, we had 31 consolidated outlet centers in 19 states totaling 11.9 million square feet. We also had 7 unconsolidated outlet centers totaling 2.2 million square feet, including 3 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2018 to December 31, 2020:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers
As of January 1, 2018		12,930	36	2,370	8
Other		(7)	—	1	—
As of December 31, 2018		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of December 31, 2019		12,048	32	2,212	7
Dispositions:
Terrell	Third Quarter	(178)	(1)	—	—
Other		3	—	—	—
As of December 31, 2020		11,873	31	2,212	7

Leasing Activity

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that commenced during the years ended December 31, 2020 and 2019, respectively:

	2020(1),(2)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	70	350	$30.44	$66.43	6.96	$20.90
Renewal	209	1,132	25.33	1.23	3.79	25.01

	2019(1),(3)
	# of Leases	Square Feet (in 000's)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	113	460	$38.93	$43.48	7.89	$33.42
Renewal	224	1,064	31.91	0.59	3.54	31.74

(1)Rent includes both minimum base rents and common area maintenance ("CAM") rents. Excludes license agreements, temporary tenants, and month-to-month leases.
(2)Excludes the Terrell outlet center sold in August 2020.
(3)Excludes outlet centers sold in March 2019 (Nags Head, Ocean City, Park City, and Williamsburg Outlet Centers).
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

Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates, with respect to virtually all of our tenants, has (i) prevented our tenants from being able to open their stores and conduct business or limited the hours in which they may conduct business, (ii) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (iii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, all of which have adversely affected, and are likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Tenants have also, as a result of such public health crisis, orders or mandates and the resulting economic downturn, requested rent deferrals, rent abatement or early termination of their leases and may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends. Specifically, as a result of COVID-19 and various governmental orders currently in place, a number of our tenants either closed their business or operated with limited operations and/or have submitted requests for rent relief or failed to pay rent. Certain other of our tenants have declared bankruptcy as discussed below. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a clear contractual right to cease paying rent due to government mandated closures. We have instituted legal proceedings against a limited number of tenants related to collection of delinquent rental payments, and we intend to continue to enforce our rights under our lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of future tenant requests and actions and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. Some states are experiencing a resurgence of the COVID-19 pandemic, which has resulted in mandatory closures in certain markets. While none of our domestic outlet centers are in these markets, our centers in Canada were required to shut down the last week of the year, two of which reopened in mid-February 2021 and the other is expected to open soon thereafter. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results.

Although our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. Reopened stores as a percentage of total leased stores improved over time as mandates were lifted, from 1% on April 6, 2020 to 56% on June 3, 2020 to 72% on June 14, 2020. By June 15, 2020, in-store shopping for non-essential retail was allowed in every market in which our centers are located. As of December 31, 2020, 99.9% of total occupied stores in our consolidated portfolio had reopened, representing 99.9% of leased square footage and 99.9% of annualized base rent. In addition, traffic during the fourth quarter represented approximately 90% of prior year levels and increased to approximately 96% in January. Governmental mandates effective between late December and early-to-mid-February impacted traffic at the Tanger Outlet Centers in Canada. Excluding those centers, domestic traffic was over 99% in January. Our outlet centers may experience additional short-term store closures as retailers implement additional safety protocols at specific locations impacted by increased exposure to COVID-19.

While our outlet centers have not closed throughout the pandemic, we operated under reduced hours since late April when the first stores began to reopen. Prior to the pandemic, our outlet centers operated an average of 12 hours per day. Upon reopening, our centers were open an average of 8 hours per day. Effective November 6, 2020, center hours expanded to an average of 10 hours per day to accommodate the holiday shopping season.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

The following table sets forth information regarding the status of rents billed during the fourth, third and second quarters (in thousands):

	As of January 31, 2021
	Fourth Quarter		Third Quarter		Second Quarter
Collection Status: (1)	Rents Billed	% of Rents	Rents Billed	% of Rents	Rents Billed	% of Rents
Rents collected	$83,281	95%	$86,682	91%	$61,139	63%
Rents expected to be collected	278	—	113	—	404	—%
Rents deferred (2)	507	1	473	1	9,361	9%
Under negotiation	702	1	755	1	1,760	2%
One-time rent concessions in exchange for amendments to lease structure	1,205	1	2,829	3	13,687	14%
Bankruptcy related, primarily pre-petition rents	821	1	3,015	3	9,290	10%
At risk due to tenant financial weakness	1,116	1	934	1	1,867	2%
Total rents billed	$87,910	100%	$94,801	100%	$97,508	100%

(1)Excludes variable revenue which is derived from tenant sales and lease termination fees.
(2)Includes rents deferred with substantially all payments due in 2021, for which the majority is due in January/February of 2021

As a direct result of the pandemic, bankruptcies and restructurings, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods, (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts.

Included in the negative impact discussed above, for the year ended December 31, 2020, we recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods and recognized a write-off of revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection during the year. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and we are currently exploring leasing alternatives for stores we expect to close. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July 2020), Francesca's (filed in December 2020) and Christopher and Banks (filed in January 2021). Also, in 2020, G-III Apparel announced a brand-wide restructuring, including its intention to close all of its Wilsons and Bass stores. Approximately 93% of the amounts included in the table above under the caption (“Bankruptcy related, primarily pre-petition rents”) that were written off as uncollectible rents during the year ended December 31, 2020 were related to these tenants.

Due to the potential impact of COVID-19 and related bankruptcies and brand-wide restructurings, our revenues may continue to be significantly impacted in 2021. The extent of the impact to our results of operations and cash flows is uncertain and cannot be predicted at this time. While our preference is to work with our tenant partners to reach a financial resolution that maintains occupancy and positions both parties for long-term growth, certain tenants may close a number of their stores or seek significant rent reductions. We reserve all rights under our lease agreements and have pursued, and will continue to pursue, legal remedies to collect rent as appropriate. However, the impact of the COVID–19 pandemic on our tenants' ability to pay rent has had and could have a significant impact in future periods.

In March 2020, to increase liquidity, preserve financial flexibility and help meet our obligations for a sustained period of time, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance. No amount was outstanding under the lines of credit as of December 31, 2020.

We also took steps to reduce cash outflows, including the reduction or deferral of certain operating and general and administrative expenses, which included temporary base salary reductions for our named executive officers and other employees. During the last nine months of 2020, these reductions reduced cash outflows by approximately $17.9 million, including $1.3 million of general and administrative and $16.6 million of property operating expenses. In July 2020, we restored the above mentioned salary reductions.

We also deferred our Nashville pre-development-stage project and certain other planned capital expenditures. While we paid the dividends that were declared for the first and second quarters, given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions for the rest of the year to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The dividend was reinstated in January 2021 and the Board declared a dividend of $0.1775 per share paid in February 2021. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2020 tax year.

The extent to which the COVID-19 pandemic continues to impact our future financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability or effectiveness of vaccines or treatments, future mutations or variants of the virus, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, the impact of the COVID-19 pandemic on our rental revenue for 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on us, see "Item 1-Business" and “Item 1A-Risk Factors” in Part I of this Annual Report on Form 10-K.

Results of Operations

2020 Compared to 2019

Net income (loss)
Net income decreased $130.7 million in the 2020 period to a net loss of $38.0 million as compared to net income of $92.7 million for the 2019 period. The decrease in income is primarily due to:
•significant revenue reductions in the 2020 period caused by the COVID-19 pandemic discussed above,
•the $43.4 million gain recorded on the sale of four outlet centers in March 2019,
•the loss of revenues from the four outlet centers sold in March 2019,
•the $64.8 million in impairment charges recognized in 2020 on the outlet center in Mashantucket, Connecticut,
•the $2.4 million impairment charge recognized in 2020 on the outlet center in Jeffersonville, Ohio, and
•a decrease in equity in earnings (losses), which includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.
The decrease in net income was partially offset by the following:
•the $37.6 million in impairment charges recognized in 2019 on the outlet center in Jeffersonville, Ohio,
•the $10.5 million increase in lease termination fees over the prior year,
•the $2.3 million gain recorded on the sale of our Terrell outlet center,
•decreased operating costs in the 2020 period due to lower operating and advertising costs as a result of COVID-19 government mandated store closures,
•a $4.4 million charge in the 2019 period related to the accelerated recognition of compensation cost as a result of a transition agreement with the Company’s former President and Chief Operating Officer in connection with his retirement (the “COO Transition Agreement”), and
•a $3.6 million foreign currency loss recorded in the 2019 period upon the sale of the Bromont property by the RioCan Canada joint venture.

In the tables below, information set forth for properties disposed includes the four outlet centers sold in March 2019 and the Terrell outlet center sold in August 2020.

Rental Revenues
Rental revenues decreased $86.0 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2020	2019	Increase/(Decrease)
Rental revenues from existing properties	$369,860	$445,613	$(75,753)
Rental revenues from properties disposed	1,669	10,042	(8,373)
Straight-line rent adjustments	(3,372)	7,721	(11,093)
Lease termination fees	12,125	1,614	10,511
Amortization of above and below market rent adjustments, net	(2,350)	(1,044)	(1,306)
	$377,932	$463,946	$(86,014)

Rental revenues from existing properties decreased largely due to the impact of the $40.1 million COVID-19 pandemic-related revenue reduction in the year ended December 31, 2020 as discussed above. Also as a result of the pandemic, variable revenue which is derived from tenant sales was negatively impacted by mandatory closures of a vast majority of stores in our outlet centers by local and state authorities during the second quarter of 2020 and a reduction in overall traffic to the centers during the year as well due to our centers operating under reduced hours since the pandemic began. Further, we recognized a write-off to revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts.

Rental revenues also decreased in 2020 due to decline in the overall portfolio occupancy rate to 91.9% as of the end of 2020 compared to 97.0% as of the end of 2019. The decline in occupancy was impacted by space recaptured totaling approximately 903,000 square feet within our consolidated portfolio during the year ended December 31, 2020 from the early termination of leases related to bankruptcies and brand-wide restructurings by retailers, compared to 198,000 square feet for the year ended December 31, 2019. However, we received a significant increase in termination fees from certain of the early lease terminations, helping to offset some of these lost revenues.

Management, Leasing and Other Services
Management, leasing and other services decreased $483,000 in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2020	2019	Increase/(Decrease)
Management and marketing	$1,859	$2,308	$(449)
Leasing and other fees	60	126	(66)
Expense reimbursements from unconsolidated joint ventures	3,017	2,985	32
Total Fees	$4,936	$5,419	$(483)

Management, leasing and other service revenue decreased in the 2020 period due to reduced management fee income from unconsolidated joint ventures which are earned based on cash basis revenues recognized by the joint venture properties. The COVID-19 pandemic resulted in materially lower tenant payments during the 2020 period which resulted in lower management fees.

Other Revenues
The following table sets forth the changes in various components of other income (in thousands):

	2020	2019	Increase/(Decrease)
Other revenues from existing properties	$7,097	$8,871	$(1,774)
Other revenues from property disposed	26	112	(86)
	$7,123	$8,983	$(1,860)

Other revenues from existing properties decreased primarily due to reductions in variable vending and other revenue sources due to mandatory closures of a vast majority of stores in our outlet centers by local and state authorities during the second quarter of 2020, a reduction in overall traffic to the centers during the year as well due to our centers operating under reduced hours since the pandemic began.

Property Operating Expenses
Property operating expenses decreased $20.6 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2020	2019	Increase/(Decrease)
Property operating expenses from existing properties	$130,670	$147,790	$(17,120)
Property operating expenses from property disposed	1,016	4,380	(3,364)
Expenses related to unconsolidated joint ventures	3,017	2,985	32
Other property operating expense	2,432	2,579	(147)
	$137,135	$157,734	$(20,599)

The decrease in property operating expenses at existing properties primarily reflects the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic and as a result of our stores operating under reduced operating hours subsequent to such stores reopening.

General and Administrative Expenses
General and administrative expenses in the 2020 period decreased $6.1 million compared to the 2019 period, primarily as a result of a $4.4 million charge in the 2019 period related to the COO Transition Agreement. In addition, as a result of COVID-19, the compensation costs of our executive officers and other employees were temporarily reduced during the 2020 period through salary and wage reductions and government assistance programs and virtually all travel and entertainment expenses were eliminated. These reductions were partially offset by approximately $573,000 in compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and higher expenses related to legal and professional fees.

Impairment Charges
We recorded $67.2 million and $37.6 million in impairment charges in the 2020 and 2019 periods, respectively, related to our Mashantucket (Foxwoods), CT outlet center and Jeffersonville, OH properties in 2020 and our Jeffersonville, OH property in 2019.

Depreciation and Amortization
Depreciation and amortization expense decreased $6.2 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of depreciation and amortization (in thousands):

	2020	2019	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$116,782	$121,447	$(4,665)
Depreciation and amortization from property disposed	361	1,867	(1,506)
	$117,143	$123,314	$(6,171)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis of our Foxwoods and Jeffersonville properties as a result of impairment charges recognized in 2020 and 2019, respectively.

Interest Expense
Interest expense increased $1.5 million in the 2020 period compared to the 2019 period as a result higher debt outstanding during the 2020 period due to of our borrowing approximately $599.8 million under our lines of credit at the onset of the COVID-19 pandemic in March 2020 to increase liquidity and preserve financial flexibility. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of December 31, 2020.

Gain on Sale of Assets
In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds of $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances, which were outstanding under our unsecured lines of credit at that time.

In March 2019, we sold four outlet centers for net proceeds of approximately $128.2 million, which resulted in a gain on sale of assets of $43.4 million. The proceeds from the sale of these unencumbered assets were used to pay down balances outstanding under our unsecured lines of credit.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures decreased approximately $6.7 million in the 2020 period compared to the 2019 period. The following table sets forth the changes in various components of equity in earnings of unconsolidated joint ventures (in thousands):

	2020	2019	Increase/(Decrease)
Equity in earnings from existing properties	$1,126	$7,831	$(6,705)
Equity in earnings from property disposed	—	8	(8)
	$1,126	$7,839	$(6,713)

Equity in earnings from existing properties includes our share of an impairment charge totaling $3.1 million in 2020 related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture. The impairment charge was primarily driven by deterioration of net operating income caused by market competition and the COVID-19 pandemic. Equity in earnings of unconsolidated joint ventures from existing properties also decreased due to the impact of COVID-19 on the properties.

Information set forth above for properties disposed includes the RioCan joint venture’s Bromont outlet center, which was sold in May 2019.

2019 Compared to 2018

For a discussion of our results of operations for the year ended December 31, 2018, including a year-to-year comparison between 2019 and 2018, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2019.

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

We are a well-known seasoned issuer with a shelf registration which expires in March 2021 that allows the Company to register various unspecified classes of equity securities and the Operating Partnership to register various unspecified classes of debt securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. . As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties, invest in existing or newly created joint ventures, or for general corporate purposes.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2020 estimated taxable income, we were required to distribute approximately $54.6 million to our shareholders in order to maintain our REIT status as described above. For tax reporting purposes, we distributed approximately $65.9 million during 2020. Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. On January 14, 2021, the Board reinstated dividend distributions and declared a dividend of $0.1775 per share paid in February 2021. . The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

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

Shares repurchased during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Total number of shares purchased	—	1,209,328	919,249
Average price paid per share	$—	$16.52	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$—	$19,976	$19,980
The remaining amount authorized to be repurchased under the program as of December 31, 2020 was approximately $80.0 million.

In January 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on February 12, 2021 to each shareholder of record on January 29, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Statements of Cash Flows

The following table sets forth our changes in cash flows from 2020 and 2019 (in thousands):

	2020	2019	Change
Net cash provided by operating activities	$164,818	$220,391	$(55,573)
Net cash provided by (used in) investing activities	(18,771)	99,289	(118,060)
Net cash used in financing activities	(77,593)	(312,133)	234,540
Effect of foreign currency rate changes on cash and equivalents	(223)	(19)	(204)
Net increase in cash and cash equivalents	$68,231	$7,528	$60,703

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

Investing Activities

The primary cause for the decrease in net cash provided by investing activities was due to the net proceeds of approximately $128.2 million from the sale of the four outlet centers in the 2019 period, partially offset by the net proceeds from the sale of our Terrell, Texas outlet center in 2020. In addition, during the 2020 period, we had lower distributions in excess of cumulative earnings from unconsolidated joint ventures due to the COVID-19 pandemic.

Financing Activities

The primary cause for the decrease in net cash used in financing activities was due to paying down our unsecured lines of credit in 2019 using proceeds from the sale of the four outlet centers. In 2019, we also repurchased of common shares totaling $20.0 million as compared to no repurchases for the 2020 period. In addition, the 2019 had higher dividend payments than 2020. Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions after paying the initial first and second quarter dividends.

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

Financing Arrangements

See Notes 7 and 8 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2020, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2020, 1% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

We maintain unsecured lines of credit that, as of December 31, 2020, provided for borrowings of up to $600.0 million, including a separate $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of December 31, 2020, we had no borrowings outstanding under the lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in March 2021, that allows us to register unspecified amounts of different classes of securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability or effectiveness of vaccines or treatments, future mutations or variants of the virus, and the direct and indirect economic effects of the pandemic and containment measures, among others. As of December 31, 2020, our total liquidity was approximately $684.8 million, including cash and cash equivalents on our balance sheet and unused capacity under our lines of credit. Based on estimated monthly cash expenditures of approximately $26.1 million (excluding dividends and debt maturities) for 2021, we expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured lines of credit to the extent there are amounts outstanding. The unsecured lines of credit expire in October 2021, with a one-year extension option whereby we may extend the maturity to October 2022. The company intends to extend it's lines of credit beyond October 2022. However, their can be no assurance that we will be able to extend the lines with similar terms or amounts.

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

We have historically been and currently are in compliance with all of our debt covenants. While the amendments discussed above will provide additional covenant flexibility, the financial impact of the COVID-19 pandemic could potentially negatively impact our future compliance with financial covenants of our credit facilities, term loan and other debt agreements and result in a default and potentially an acceleration of indebtedness. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) and long-term liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of December 31, 2020, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	46%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	210%

In addition key financial covenants for our line of credit and term loan, include the following:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value(1)	<65% (2)	36%
Secured Indebtedness to Adjusted Unencumbered Asset Value	<35%	5%
EBITDA to Fixed Charges	>1.5	3.4
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value(1)	<65% (2)	33%
Unencumbered Interest Coverage Ratio	>1.5	3.8
(1) Leverage ratios are based on a trailing three month period annualized at December 31, 2020.
(2)In June 2020, we amended the debt agreements for our lines of credit and bank term loan which, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020.

Capital Expenditures
The following table details our capital expenditures for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019	Change
Capital expenditures analysis:
New outlet center developments and expansions	$2,432	$8,865	$(6,433)
Renovations	5,505	2,930	2,575
Second generation tenant allowances	12,273	18,189	(5,916)
Other capital expenditures	10,279	20,133	(9,854)
	30,489	50,117	(19,628)
Conversion from accrual to cash basis	(1,923)	(2,233)	310
Additions to rental property-cash basis	$28,566	$47,884	$(19,318)

Contractual Obligations and Commercial Commitments

The following table details our contractual obligations over the next five years and thereafter as of December 31, 2020 (in thousands):

Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Debt (1)	$57,193	$4,436	$254,768	$605,140	$1,501	$655,705	$1,578,743
Interest payments (2)	50,254	48,227	47,088	33,573	22,983	25,534	227,659
Operating leases	5,613	5,669	5,709	5,765	5,816	221,059	249,631
Other contractual obligations	1,434	1,316	1,161	1,148	1,310	3,216	9,585
	$114,494	$59,648	$308,726	$645,626	$31,610	$905,514	$2,065,618
(1)These amounts represent total future cash payments related to debt obligations outstanding as of December 31, 2020.
(2)These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate or a LIBOR floor of 0.25%, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of December 31, 2020 or the 0.25% floor was used where applicable.

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

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during 2021 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance all or portion of its debt obligations, including the ability to exercise upcoming extensions of near term maturities.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2020 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus (1)	71.0	November 2022	LIBOR + 1.85%	16.8%	11.9
Galveston/Houston(2)	80.0	February 2021	LIBOR + 1.65%	12.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.1)
	$344.9				$21.9
(1)In December 2020, the Columbus joint venture amended the mortgage loan to extend the maturity to November 2022, which required a reduction in principal balance from $85.0 million to $71.0 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. In addition, the mortgage loan guarantee by us was increased from $6.4 million to $11.9 million. We are providing property management, marketing and leasing services to the joint venture.
(2)In June 2020, in response to the COVID-19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the joint venture is prohibited from making partner distributions during the term of the First Extension.  If the joint venture exercises all available options, the loan would mature in July 2022.  The joint venture exercised its First Extension option to extend the mortgage loan for six months to January 2021. In December 2020, the partnership further extended this maturity to February 15, 2021 while it works with the existing lenders on a modification of this loan. In February 2021, the Galveston/Houston joint venture amended the mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%.

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

During 2020 and 2018, the Rio-Can joint venture recognized impairment charges related to its Bromont and Saint Sauveur properties. The impairment charges were primarily driven by, among other things, new competition in the market and changes in market capitalization rates and the COVID-19 pandemic in 2020.

The table below summarizes the impairment charges taken during 2020 and 2018 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2020	Saint-Sauveur	$6,181	$3,091
2018	Bromont and Saint Sauveur	$14,359	$7,180
(1)The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. Management believes the Company’s critical accounting policies and estimates are those related to principles of consolidation, rental property, impairment of long-lived assets, impairment of investments, revenue recognition and collectibility of operating lease receivables. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Impairments

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, and our Atlantic city outlet center both continue to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges could result in additional impairments. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

New Accounting Pronouncements

See Note 2 and Note 20 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

COVID-19

Historically, our accounts receivable from tenants has not been material; however, given the impacts from COVID-19 discussed below, our net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $18.8 million at December 31, 2020. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $65.8 million and $61.6 million as of December 31, 2020 and December 31, 2019, respectively. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through December 31, 2020. As a direct result of the pandemic, bankruptcies and restructurings, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods, (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts.

Included in the negative impact discussed above, for the year ended December 31, 2020, we recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods and recognized a write-off of revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

After considering current write-offs and reserves for rents we do not expect to collect, the accounts receivables associated with deferred rental payments and unresolved leases of $8.3 million represent the greatest uncertainty with regards to our estimation of collectability. As a result of this uncertainty, there is a risk that a significant reduction in revenues could be recorded in the future if our assessment of collectability changes in subsequent periods.

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing accounting lease guidance under ASC 842, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. The Lease Modification Q&A allows the Company to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession or another reasonable disaggregated level. We have evaluated and elected to apply the Lease Modification Q&A to eligible lease concessions. We applied modification accounting to individual leases that are in bankruptcy and those that did not qualify for the concession. As a result, for lease concessions not treated as a lease modification we have made the following policy elections by the type of concession agreed to with the respective tenant.

Rent Deferrals

We account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue until such deferral is paid.

Rent Abatements

We account for rental abatements as negative variable adjustments to rental revenue as described within the Lease Modification Q&A.

New Auditing Standard

On June 1, 2017, the Public Company Accounting Oversight Board issued Auditing Standard 3101, The Auditor's Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion (“AS 3101”). As a result of AS 3101, the most significant change to the auditor’s report on the financial statements is a new requirement to describe critical audit matters arising from the audit of the current period’s financial statements in the auditor’s report. The requirements related to critical audit matters in AS 3101 were effective for audits of fiscal years ending on or after June 30, 2019, for large accelerated filers; and for fiscal years ending on or after December 15, 2020, for all other companies to which the requirements apply. Therefore, critical audit matters are included in the Report of Independent Registered Public Accounting Firm for Tanger Factory Outlet Centers, Inc.'s consolidated financial statements as of and for the year ended December 31, 2019, and are included in the Report of Independent Registered Public Accounting Firm for Tanger Properties Limited Partnership's consolidated financial statements as of and for the year ended December 31, 2020.

NON-GAAP SUPPLEMENTAL MEASURES

Beginning with the three months ended March 31, 2020, we elected to supplement our disclosure with three additional non-GAAP measures, Adjusted EBITDA, EBITDAre and Adjusted EBITDAre (each as defined below), that are commonly provided in the REIT industry. See “Adjusted EBITDA, EBITDAre and Adjusted EBITDAre” below for more information. We also now refer to Adjusted Funds from Operations (“AFFO”) as Core Funds From Operations (“Core FFO”), but there has been no change to the definition of this measure.

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

Below is a reconciliation of net income (loss) to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	2020	2019	2018
Net income (loss)	$(38,013)	$92,728	$45,563
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	114,021	120,856	129,281
Depreciation and amortization of real estate assets - unconsolidated joint ventures	12,024	12,512	13,314
Impairment charges - consolidated(2)	67,226	37,610	49,739
Impairment charge - unconsolidated joint ventures	3,091	—	7,180
Foreign currency loss from sale of joint venture property	—	3,641
Gain on sale of assets	(2,324)	(43,422)	—
FFO	156,025	223,925	245,077
FFO attributable to noncontrolling interests in other consolidated partnerships	(190)	(195)	421
Allocation of earnings to participating securities	(1,713)	(1,991)	(2,151)
FFO available to common shareholders (1)	$154,122	$221,739	$243,347
As further adjusted for:
Compensation related to voluntary retirement plan and executive officer retirement (3)	573	4,371	—
Gain on sale of outparcel	(992)	—	—
Impact of above adjustments to the allocation of earnings to participating securities	5	(35)	—
Core FFO available to common shareholders (1)	$153,708	$226,075	$243,347
FFO available to common shareholders per share - diluted (1)	$1.58	$2.27	$2.48
Core FFO available to common shareholders per share - diluted (1)	$1.57	$2.31	$2.48
Weighted Average Shares:
Basic weighted average common shares	92,618	92,808	93,309
Effect of outstanding options and restricted common shares	—	—	1
Diluted weighted average common shares (for earnings per share computations)	92,618	92,808	93,310
Effect of outstanding options	94	—	—
Exchangeable operating partnership units	4,903	4,958	4,993
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	97,615	97,766	98,303
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.
(2)The 2020 amount includes $4.0 million of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center.
(3)The 2019 amount represents the accelerated recognition of compensation cost entitled to be received by the Company’s former President and Chief Operating Officer per the terms of a transition agreement executed in connection with his retirement. The 2020 amount represents compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021.

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

Below is a reconciliation of net income (loss) to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2020	2019
Net income (loss)	$(38,013)	$92,728
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,126)	(7,839)
Interest expense	63,142	61,672
Gain on sale of assets	(2,324)	(43,422)
Other (income) expense	(925)	2,761
Impairment charges	67,226	37,610
Depreciation and amortization	117,143	123,314
Other non-property expenses	1,359	1,049
Corporate general and administrative expenses	48,172	53,881
Non-cash adjustments (1)	6,170	(6,237)
Lease termination fees	(12,125)	(1,615)
Portfolio NOI	248,699	313,902
Non-same center NOI (2)	(728)	(5,993)
Same Center NOI	$247,971	$307,909
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
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, gains and losses on change of control, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and executive officer retirement, gains and losses on extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
We determine EBITDAre based on the definition set forth by NAREIT, which is defined as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on extinguishment of debt, net, compensation related to voluntary retirement plan and executive officer retirement, gains and losses on sale of outparcels, and other items that that we do not consider indicative of the Company's ongoing operating performance.

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

Below is a reconciliation of Net Income (loss) to Adjusted EBITDA (in thousands):

	2020	2019	2018
Net income (loss)	$(38,013)	$92,728	$45,563
Adjusted to exclude:
Interest expense	63,142	61,672	64,821
Depreciation and amortization	117,143	123,314	131,722
Impairment charges - consolidated(1)	67,226	37,610	49,739
Impairment charge - unconsolidated joint ventures	3,091	—	7,180
Loss on sale of joint venture property, including foreign currency effect	—	3,641	—
Gain on sale of assets	(2,324)	(43,422)	—
Compensation related to voluntary retirement plan and executive officer retirement(2)	573	4,371	—
Gain on sale of outparcel - unconsolidated joint ventures	(992)	—
Adjusted EBITDA	$209,846	$279,914	$299,025

Below is a reconciliation of Net Income (loss) to EBITDAre and Adjusted EBITDAre (in thousands):

	2020	2019	2018
Net income (loss)	$(38,013)	$92,728	$45,563
Adjusted to exclude:
Interest expense	63,142	61,672	64,821
Depreciation and amortization	117,143	123,314	131,722
Impairment charges - consolidated(1)	67,226	37,610	49,739
Impairment charge - unconsolidated joint ventures	3,091	—	7,180
Loss on sale of joint venture property, including foreign currency effect	—	3,641	—
Gain on sale of assets	(2,324)	(43,422)	—
Pro-rata share of interest expense - unconsolidated joint ventures	6,545	8,117	7,259
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	12,024	12,458	13,315
EBITDAre	$228,834	$296,118	$319,599
Compensation related to voluntary retirement plan and executive officer retirement(2)	573	4,371	—
Gain on sale of outparcel - unconsolidated joint ventures	(992)	—	—
Adjusted EBITDAre	$228,415	$300,489	$319,599
(1)The 2020 amount includes $4.0 million of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center.
(2)The 2019 amount represents the accelerated recognition of compensation cost entitled to be received by the Company’s former President and Chief Operating Officer per the terms of a transition agreement executed in connection with his retirement. The 2020 amount represents compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021.

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

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has declined from 97% at the end of 2019 to 92% at then end of 2020. If our occupancy continues to decline, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2020, we had approximately 1.5 million square feet, or 13% of our consolidated portfolio at that time coming up for renewal during 2020. As of December 31, 2020, we had renewed approximately 70%of this space. In addition, for the twelve months ended December 31, 2020, we completed renewals and re-tenanted space totaling 1.5 million square feet at a blended 6.7% decrease in average base rental rates compared to the expiring rates. During 2021, approximately 1.7 million square feet, or 15%, of our current consolidated portfolio will come up for renewal.

Our operations are subject to the operating results and operating decisions of our retail tenants. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its natural expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms.

The current environment has negatively impacted certain retailers, in particular some who were already pressured prior to the pandemic. During 2020 and 2021, 16 retailers on our tenant roster declared bankruptcy or announced a brand-wide restructuring. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July, 2020), Francesca's (filed in December 2020) and Christopher and Banks (filed in January 2021). Also, in 2020, G-III Apparel announced a brand-wide restructuring, including its intention to close all of its Wilsons and Bass stores.

During the year ended December 31, 2020, we recaptured approximately 903,000 square feet within the consolidated portfolio related to bankruptcies and brand-wide restructurings by retailers, compared to 198,000 square feet during the year ended December 31, 2019. While a number of tenant bankruptcies and brand-wide restructurings remain fluid, at this time, we expect approximately 50 stores comprising approximately 200,000 square feet to close mostly during the first half of 2021. We also expect there will be an impact on rental rates as some of these tenant leases are renewed at reduced spreads, or in select cases mid-lease modifications are implemented. As many of these are still in process, we don’t yet know what the ultimate impact of store closures, timing, lease adjustments or potential early termination fees will be.
Due to store closures, tenant bankruptcies and rent adjustments that may result from the impact of the COVID-19 pandemic, our Same Center NOI for 2020 compared to 2019 was adversely impacted and may continue to be adversely impacted in 2021.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2021. Occupancy at our consolidated centers was 91.9% and 97.0% as of December 31, 2020 and 2019, respectively. As a result of COVID-19, occupancy could be further negatively impacted in 2021.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $640.0 million. See Note 9 to the Consolidated Financial Statements for additional details related to our outstanding derivatives.

As of December 31, 2020, 1% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $114,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. Changes to our credit ratings could cause our interest rate spread to adjust accordingly. In February 2020, due to a change in our credit rating, our interest rate spread over LIBOR on our $600.0 million unsecured line of credit facility increased from 0.875% to 1.0% and our annual facility fee increased from 0.15% to 0.20%. As of December 31, 2020, there were no outstanding balances under our unsecured lines of credit. In addition, our interest rate spread over LIBOR on our $350.0 million unsecured term loan increased from 0.90% to 1.0%. If additional decreases to our credit ratings occurs, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2020	December 31, 2019
Fair value of debt	$1,639,803	$1,603,814
Recorded value of debt	$1,567,886	$1,569,773

A 100 basis point increase from prevailing interest rates at December 31, 2020 and December 31, 2019 would result in a decrease in fair value of total consolidated debt of approximately $55.8 million and $62.9 million, respectively. Refer to Note 10 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

Foreign Currency Risk

We are also exposed to foreign currency risk on investments in outlet centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. To mitigate the risk related to changes in foreign currency, cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activities, if applicable, or converted to U.S. dollars and utilized to repay amounts outstanding under our unsecured lines of credit, if any. Accordingly, cash held in Canadian Dollars at any point in time is insignificant. We generally do not hedge currency translation exposures.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Tanger Factory Outlet Centers, Inc.

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's President and Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's management, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, is

responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, including those policies and procedures that:

(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)Evaluation of disclosure control procedures.

The President, Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Vice President and Treasurer, James F. Williams (Principal Financial Officer) of Tanger GP Trust, sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures and concluded that, as of December 31, 2020, the Operating Partnership's disclosure controls and procedures were effective to ensure that the information the registrant is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Operating Partnership's in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

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

(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and trustees of the Operating Partnership; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership's assets that could have a material effect on the financial statements.

The Operating Partnership's management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2020 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Operating Partnership's management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2020 was reported.

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2020 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,515,474	(1)	$17.33	2,608,218	(2)
Equity compensation plans not approved by security holders	1,000,000	(3)	$ 7.15	—
Total	3,515,474		11.69	2,608,218
(1)Includes (a) 805,700 common shares issuable upon the exercise of outstanding options (560,300 of which are vested and exercisable), (b) 375,505 restricted common shares that may be issued under the 2018 Outperformance Plan (the "2018 OPP") upon the satisfaction of certain conditions, (c) 445,018 restricted common shares that may be issued under the 2019 Outperformance Plan (the "2019 OPP") upon the satisfaction of certain conditions and (d) 889,251 restricted common shares that may be issued under the 2020 Outperformance Plan (the "2020 OPP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2018, 2019 and 2020 OPP awards, such restricted common shares are not included in the weighted average exercise price calculation.
(2)Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award restricted common shares, restricted share units, performance awards, dividend equivalents, deferred shares, deferred share units, share payments profit interests, and share appreciation rights.
(3)Includes 1,000,000 common shares issuable upon the exercise of outstanding options (250,000 of which are vested and exercisable) that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options to purchase common shares have an exercise price of $7.15. One-fourth of the options vested on December 31, 2020 and the remaining options will vest equally on each December 31 through December 31, 2023, subject to Mr. Yalof’s continued employment through each vesting date. Vested options will become exercisable on and after the date the fair market value of the Common Shares underlying the options is at least equal to 110% of the exercise price of the options.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Documents filed as a part of this report:

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-64

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.Exhibits

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

3.3
Amended and Restated Agreement of Limited Partnership for Tanger Properties Limited Partnership dated August 30, 2013. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.)

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

4.2	Description of Common Shares. (Incorporated by reference to Exhibit 4.2 to the Company’s and Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019)
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

10.4
Amended and Restated Employment Agreement for Lisa J. Morrison, as of December 29, 2008. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated December 31, 2008.)

10.4A *
Amendment to Amended and Restated Employment Agreement for Lisa J. Morrison as of June 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 8, 2020.)

10.5 *
Amended and Restated Employment Agreement for Carrie A. Warren, as of December 29, 2008. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

10.5A
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

10.6A
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

10.7A
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

10.9A
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

10.20*
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

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

10.35A
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

10.36A
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

10.37A
First Amendment to Second Amended and Restated Term Loan Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 16, 2020.)

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

10.42*	Employment Agreement of Stephen Yalof Dated April 6, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)
10.43*
First Amendment to Employment Agreement of Stephen Yalof Dated April 9, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)

10.44*
Amended and Restated Employment Agreement of Steven B. Tanger Dated April 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 29, 2020.)

10.45
Form of Inducement Restricted Share Award Agreement between the Company and Stephen Yalof (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 10, 2020).

10.46
Inducement Option Award Agreement between the Company and Stephen Yalof, dated April 10, 2020 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated May 11, 2020).

10.47	Offer Letter of Leslie A. Swanson, dated September 28, 2020.
21.1	List of Subsidiaries of the Company.
21.2	List of Subsidiaries of the Operating Partnership.

22.1	List of Subsidiary Issuers and Guarantors of Registered Securities.
23.1	Consent of Deloitte & Touche LLP (Tanger Factory Outlet Centers, Inc.)
23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Submitted herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES of Tanger Factory Outlet Centers, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:	/s/ Stephen J. Yalof
Stephen J. Yalof
President, Chief Executive Officer

February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Executive Chair of the Board	February 23, 2021

/s/ Stephen J. Yalof		February 23, 2021
Stephen J. Yalof	Director, President, Chief Executive Officer (Principal Executive Officer)

/s/ James F. Williams
James F. Williams	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2021

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021

/s/ David B. Henry
David B. Henry	Lead Director	February 23, 2021

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 23, 2021

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 23, 2021

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 23, 2021

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 23, 2021

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 23, 2021

SIGNATURES of Tanger Properties Limited Partnership

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By:	Tanger GP Trust, its sole general partner

By:	/s/ Stephen J. Yalof
Stephen J. Yalof
President, Chief Executive Officer

February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Executive Chair of the Board of Trustees	February 23, 2021

/s/ Stephen J. Yalof
Stephen J. Yalof	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2021

/s/ James F. Williams
James F. Williams	Vice President and Treasurer (Principal Financial Officer)	February 23, 2021

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Vice President and Assistant Treasurer (Principal Accounting Officer)	February 23, 2021

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Trustee	February 23, 2021

/s/ David B. Henry
David B. Henry	Trustee	February 23, 2021

/s/ Thomas J. Reddin
Thomas J. Reddin	Trustee	February 23, 2021

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Trustee	February 23, 2021

/s/ Susan E. Skerritt
Susan E. Skerritt	Trustee	February 23, 2021

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Trustee	February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 20 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.

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

Impairment of Long-Lived Assets – Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description

Rental property held and used by the Company is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property as of December 31, 2020 was approximately $1.7 billion. During the year ended December 31, 2020, the Company recorded approximately $67.2 million of impairment charges.

Given the Company’s cash flow estimates used both for determining recoverability and estimating fair value to determine impairment require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization, and discount rates and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted and discounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted or discounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets and management’s estimate of fair value to determine impairment, including those over rental, occupancy, capitalization, and discount rates, and estimated holding periods.
•With the assistance of our fair value specialists, we evaluated the undiscounted and discounted future cash flows analyses, including estimates of rental, occupancy, capitalization, and discount rates, and estimated holding periods for each rental property asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted and discounted future cash flows analysis.
•We evaluated the reasonableness of management’s undiscounted and discounted future cash flows analyses by comparing management’s projections to the Company’s historical results and external market sources.

Impairment of Investments — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

On a periodic basis, the Company assesses whether there are any indicators that the value of the investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company’s estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, the discount and capitalization rates. As the discount and capitalization rates are difficult to predict, the values estimated by the Company in the impairment analysis may not be realized. Total investments in unconsolidated joint ventures as of December 31, 2020 were approximately $94.6 million.

Given the Company’s evaluation of the impairment of investments in unconsolidated joint ventures requires management to make significant estimates and assumptions related to the discount and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s analysis and assessment required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount and capitalization rates included the following, among others:

•We tested the effectiveness of controls over management’s selection of the discount and capitalization rates and management’s evaluation of whether the impairments in their investments in unconsolidated joint ventures are other than temporary.
•We evaluated the reasonableness of the valuation methodology, obtained source data for market specific capitalization rates to assist with evaluating reasonableness of discount and capitalization rates utilized, and tested the mathematical accuracy for each of management’s fair value estimates.
•We evaluated the reasonableness of management’s assessment that any impairment in unconsolidated joint ventures are other than temporary by evaluating the severity and duration of any shortfalls within the fair value calculations. Specifically, we evaluated the joint venture’s expectations of future performance based upon historical operations, tenant leases and trends in the industry and submarkets. We also evaluated the amount of time expected to achieve a recovery in the estimated fair value.

Collectibility of Operating Lease Receivables — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

Given the impacts from the coronavirus (“COVID-19”) pandemic, the Company’s net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $18.8 million at December 31, 2020. Individual leases are assessed for collectibility, and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectibility is determined to be probable. Further the Company has assessed whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments.

As of December 31, 2020, the Company recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods.

The Company’s evaluation of collectibility requires management to make significant estimates and assumptions and is based on the best information available to the Company at the time of preparing the financial statements. The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant economic uncertainties required significant judgment to be used when estimating the collection of rents through December 31, 2020.

Performing audit procedures to evaluate the reasonableness of management’s analysis and assessment of collectibility required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectibility of operating lease receivables included the following, among others:

•We tested the effectiveness of controls over management’s assessment of the collectibility of operating lease receivables, including management’s consideration of current economic trends, negotiations and/or disputes with tenants and tenant creditworthiness.
•We obtained management’s analysis of the collectibility of tenant accounts receivables and performed the following procedures, among others:

o    Evaluated the completeness and accuracy of information in the analysis through reconciliation to the accounts receivable aging schedule and consideration of results of our testing which included tenant confirmations and analysis of tenant agreements and amendments;
o    Inquired of Company personnel, including those from leasing and operations, to determine whether management’s assumptions regarding collection losses were appropriate based on the most recent tenant correspondence, payment history, status of lease modification negotiations including rent deferrals or abatements. We inspected tenant records, tenant correspondence, tenant collections subsequent to year-end and executed lease modification agreements to corroborate our inquiries, and independently considered whether receivables for those tenants which have filed for bankruptcy were appropriately accounted for in management’s analysis.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 23, 2021

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Factory Outlet Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

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
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 20 to the financial statements, effective January 1, 2019, the Operating Partnership adopted Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.
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

Impairment of Long-Lived Assets – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

Rental property held and used by the Operating Partnership is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Operating Partnership compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property as of December 31, 2020 was approximately $1.7 billion. During the year ended December 31, 2020, the Operating Partnership recorded approximately $67.2 million of impairment charges.

Given the Operating Partnership’s cash flow estimates used both for determining recoverability and estimating fair value to determine impairment require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization, and discount rates and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted and discounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted or discounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets and management’s estimate of fair value to determine impairment, including those over rental, occupancy, capitalization, and discount rates, and estimated holding periods.
•With the assistance of our fair value specialists, we evaluated the undiscounted and discounted future cash flows analysis, including estimates of rental, occupancy, capitalization, and discount rates, and estimated holding periods for each rental property asset with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted and discounted future cash flows analysis.
•We evaluated the reasonableness of management’s undiscounted and discounted future cash flows analysis by comparing management’s projections to the Operating Partnership’s historical results and external market sources.

Impairment of Investments — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description
On a periodic basis, the Operating Partnership assesses whether there are any indicators that the value of the investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Operating Partnership’s estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, the discount and capitalization rates. As the discount and capitalization rates are difficult to predict, the values estimated by the Operating Partnership in the impairment analysis may not be realized. Total investments in unconsolidated joint ventures as of December 31, 2020 were approximately $94.6 million.

Given the Operating Partnership’s evaluation of the impairment of investments in unconsolidated joint ventures requires management to make significant estimates and assumptions related to the discount and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s analysis and assessment required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount and capitalization rates included the following, among others:

•We tested the effectiveness of controls over management’s selection of the discount and capitalization rates and management’s evaluation of whether the impairments in their investments in unconsolidated joint ventures are other than temporary.
•We evaluated the reasonableness of the valuation methodology, obtained source data for market specific capitalization rates to assist with evaluating reasonableness of discount and capitalization rates utilized, and tested the mathematical accuracy for each of management’s fair value estimates.
•We evaluated the reasonableness of management’s assessment that any impairment in unconsolidated joint ventures are other than temporary by evaluating the severity and duration of any shortfalls within the fair value calculations. Specifically, we evaluated the joint venture’s expectations of future performance based upon historical operations, tenant leases and trends in the industry and submarkets. We also evaluated the amount of time expected to achieve a recovery in the estimated fair value.

Collectibility of Operating Lease Receivables — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

Given the impacts from the coronavirus (“COVID-19”) pandemic, the Operating Partnership’s net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $18.8 million at December 31, 2020. Individual leases are assessed for collectibility, and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectibility is determined to be probable. Further the Operating Partnership has assessed whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments.

As of December 31, 2020, the Operating Partnership recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods.

The Operating Partnership’s evaluation of collectibility requires management to make significant estimates and assumptions and is based on the best information available to the Operating Partnership at the time of preparing the financial statements. The duration of the COVID 19 pandemic, recent tenant bankruptcies and other significant economic uncertainties required significant judgment to be used when estimating the collection of rents through December 31, 2020.

Performing audit procedures to evaluate the reasonableness of management’s analysis and assessment of collectibility required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectibility of operating lease receivables included the following, among others:

•We tested the effectiveness of controls over management’s assessment of the collectibility of operating lease receivables, including management’s consideration of current economic trends, negotiations and/or disputes with tenants and tenant creditworthiness.

•We obtained management’s analysis of the collectibility of tenant accounts receivables and performed the following procedures, among others:
◦Evaluated the completeness and accuracy of information in the analysis through reconciliation to the accounts receivable aging schedule and consideration of results of our testing which included tenant confirmations and analysis of tenant agreements and amendments;
◦Inquired of Operating Partnership personnel, including those from leasing and operations, to determine whether management’s assumptions regarding collection losses were appropriate based on the most recent tenant correspondence, payment history, status of lease modification negotiations including rent deferrals or abatements. We inspected tenant records, tenant correspondence, tenant collections subsequent to year-end and executed lease modification agreements to corroborate our inquiries, and independently considered whether receivables for those tenants which have filed for bankruptcy were appropriately accounted for in management’s analysis.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 23, 2021

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Operating Partnership and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.
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
February 23, 2021

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Rental property:
Land	$265,968	$266,537
Buildings, improvements and fixtures	2,527,404	2,630,357
	2,793,372	2,896,894
Accumulated depreciation	(1,054,993)	(1,009,951)
Total rental property, net	1,738,379	1,886,943
Cash and cash equivalents	84,832	16,672
Investments in unconsolidated joint ventures	94,579	94,691
Deferred lease costs and other intangibles, net	84,960	96,712
Operating lease right-of-use assets	81,499	86,575
Prepaids and other assets	105,282	103,618
Total assets	$2,189,531	$2,285,211
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,140,576	$1,138,603
Unsecured term loans, net	347,370	347,367
Mortgages payable, net	79,940	83,803
Unsecured lines of credit	—	—
Total debt	1,567,886	1,569,773
Accounts payable and accrued expenses	88,253	79,562
Operating lease liabilities	90,105	91,237
Other liabilities	84,404	88,530
Total liabilities	1,830,648	1,829,102
Commitments and contingencies (Note 21)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 93,569,801 and 92,892,260 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	936	929
Paid in capital	787,143	775,035
Accumulated distributions in excess of net income	(420,104)	(317,263)
Accumulated other comprehensive loss	(26,585)	(25,495)
Equity attributable to Tanger Factory Outlet Centers, Inc.	341,390	433,206
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	17,493	22,903
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	358,883	456,109
Total liabilities and equity	$2,189,531	$2,285,211

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Rental revenues	$377,932	$463,946	$480,707
Management, leasing and other services	4,936	5,419	4,995
Other revenues	7,123	8,983	8,979
Total revenues	389,991	478,348	494,681
Expenses:
Property operating	137,135	157,734	160,457
General and administrative	47,733	53,790	44,167
Impairment charges	67,226	37,610	49,739
Depreciation and amortization	117,143	123,314	131,722
Total expenses	369,237	372,448	386,085
Other income (expense):
Interest expense	(63,142)	(61,672)	(64,821)
Gain on sale of assets	2,324	43,422	—
Other income (expense)	925	(2,761)	864
Total other income (expense)	(59,893)	(21,011)	(63,957)
Income (loss) before equity in earnings of unconsolidated joint ventures	(39,139)	84,889	44,639
Equity in earnings of unconsolidated joint ventures	1,126	7,839	924
Net income (loss)	(38,013)	92,728	45,563
Noncontrolling interests in Operating Partnership	1,925	(4,678)	(2,329)
Noncontrolling interests in other consolidated partnerships	(190)	(195)	421
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(36,278)	$87,855	$43,655

Basic earnings per common share:
Net income (loss)	$(0.40)	$0.93	$0.45

Diluted earnings per common share:
Net income (loss)	$(0.40)	$0.93	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$(38,013)	$92,728	$45,563
Other comprehensive income (loss):
Foreign currency translation adjustments	1,783	7,917	(8,691)
Change in fair value of cash flow hedges	(2,934)	(6,174)	405
Other comprehensive income (loss)	(1,151)	1,743	(8,286)
Comprehensive income (loss)	(39,164)	94,471	37,277
Comprehensive (income) loss attributable to noncontrolling interests	1,796	(4,960)	(1,488)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(37,368)	$89,511	$35,789

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

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535
Net income	—	—	87,855	—	87,855	4,678	195	92,728
Other comprehensive income	—	—	—	1,656	1,656	87	—	1,743
Compensation under Incentive Award Plan	—	18,504	—	—	18,504	—	—	18,504
Grant of 242,167 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 1,209,328 common shares, including transaction costs	(12)	(19,988)	—	—	(20,000)	—	—	(20,000)
Withholding of 131,873 common shares for employee income taxes	(1)	(2,523)	—	—	(2,524)	—	—	(2,524)
Contributions from noncontrolling interests	—	—	—	—	—	—	47	47
Adjustment for noncontrolling interests in Operating Partnership	—	200	—	—	200	(200)	—	—
Exchange of 49,511 Operating Partnership units for 49,511 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.415 per share)	—	—	(132,664)	—	(132,664)	—	—	(132,664)
Distributions to noncontrolling interests	—	—	—	—	—	(7,018)	(242)	(7,260)
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(36,278)	—	(36,278)	(1,925)	190	(38,013)
Other comprehensive loss	—	—	—	(1,090)	(1,090)	(61)	—	(1,151)
Compensation under Incentive Award Plan	—	12,926	—	—	12,926	—	—	12,926
Grant of 611,350 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 6,258 deferred shares	—	—	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(75)	—	—	(75)	75	—	—
Exchange of 116,530 Operating Partnership units for 116,530 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.7125 per share)	—	—	(66,563)	—	(66,563)	—	—	(66,563)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss)	$(38,013)	$92,728	$45,563
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,143	123,314	131,722
Impairment charges	67,226	37,610	49,739
Amortization of deferred financing costs	3,583	3,004	3,058
Gain on sale of assets	(2,324)	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(1,126)	(7,839)	(924)
Equity-based compensation expense	12,517	18,120	14,669
Amortization of debt (premiums) and discounts, net	482	448	416
Amortization (accretion) of market rent rate adjustments, net	2,721	1,432	2,577
Straight-line rent adjustments	3,372	(7,721)	(5,844)
Distributions of cumulative earnings from unconsolidated joint ventures	3,490	7,587	7,941
Other non-cash	—	3,638	—
Changes in other asset and liabilities:
Other assets	(5,366)	(4,159)	2,079
Accounts payable and accrued expenses	1,042	(4,288)	7,322
Net cash provided by operating activities	164,747	220,452	258,318
Investing Activities
Additions to rental property	(28,566)	(47,884)	(64,253)
Additions to investments in unconsolidated joint ventures	(10,601)	(2,316)	(1,916)
Net proceeds on sale of assets	7,626	128,505	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,071	17,819	25,232
Additions to non-real estate assets	(1,872)	(1,155)	(1,330)
Additions to deferred lease costs	(3,061)	(5,142)	(6,703)
Other investing activities	8,632	9,462	8,947
Net cash provided by (used in) investing activities	(18,771)	99,289	(40,023)
Financing Activities
Cash dividends paid	(66,563)	(132,664)	(131,244)
Distributions to noncontrolling interests in Operating Partnership	(3,499)	(7,018)	(6,955)
Proceeds from revolving credit facility	641,630	282,870	491,900
Repayments of revolving credit facility	(641,630)	(427,970)	(554,900)
Proceeds from notes, mortgages and loans	—	—	25,000
Repayments of notes, mortgages and loans	(3,566)	(3,369)	(11,783)
Repurchase of common shares, including transaction costs	—	(20,000)	(19,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(2,524)	(2,068)
Additions to deferred financing costs	(1,891)	(115)	(4,428)
Proceeds from other financing activities	72	47	626
Payment for other financing activities	(1,410)	(1,390)	(1,353)
Net cash used in financing activities	(77,593)	(312,133)	(215,203)
Effect of foreign currency rate changes on cash and cash equivalents	(223)	(19)	(110)
Net increase in cash, cash equivalents and restricted cash	68,160	7,589	2,982
Cash and cash equivalents, beginning of year	16,672	9,083	6,101
Cash and cash equivalents, end of year	$84,832	$16,672	$9,083

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2020	2019
Assets
Rental property:
Land	$265,968	$266,537
Buildings, improvements and fixtures	2,527,404	2,630,357
	2,793,372	2,896,894
Accumulated depreciation	(1,054,993)	(1,009,951)
Total rental property, net	1,738,379	1,886,943
Cash and cash equivalents	84,750	16,519
Investments in unconsolidated joint ventures	94,579	94,691
Deferred lease costs and other intangibles, net	84,960	96,712
Operating lease right-of-use assets	81,499	86,575
Prepaids and other assets	104,800	103,374
Total assets	$2,188,967	$2,284,814
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,140,576	$1,138,603
Unsecured term loans, net	347,370	347,367
Mortgages payable, net	79,940	83,803
Unsecured lines of credit	—	—
Total debt	1,567,886	1,569,773
Accounts payable and accrued expenses	87,689	79,165
Operating lease liabilities	90,105	91,237
Other liabilities	84,404	88,530
Total liabilities	1,830,084	1,828,705
Commitments and contingencies (Note 21)
Equity
Partners' Equity:
General partner, 1,000,000 units outstanding at December 31, 2020 and December 31, 2019	3,334	4,435
Limited partners, 4,794,643 and 4,911,173 Class A common units, and 92,569,801 and 91,892,260 Class B common units outstanding at December 31, 2020 and December 31, 2019, respectively	383,588	478,562
Accumulated other comprehensive loss	(28,039)	(26,888)
Total partners' equity	358,883	456,109
Noncontrolling interests in consolidated partnerships	—	—
Total equity	358,883	456,109
Total liabilities and equity	$2,188,967	$2,284,814

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Rental revenues	$377,932	$463,946	$480,707
Management, leasing and other services	4,936	5,419	4,995
Other revenues	7,123	8,983	8,979
Total revenues	389,991	478,348	494,681
Expenses:
Property operating	137,135	157,734	160,457
General and administrative	47,733	53,790	44,167
Impairment charges	67,226	37,610	49,739
Depreciation and amortization	117,143	123,314	131,722
Total expenses	369,237	372,448	386,085
Other income (expense):
Interest expense	(63,142)	(61,672)	(64,821)
Gain on sale of assets	2,324	43,422	—
Other income (expense)	925	(2,761)	864
Total other income (expense)	(59,893)	(21,011)	(63,957)
Income (loss) before equity in earnings of unconsolidated joint ventures	(39,139)	84,889	44,639
Equity in earnings of unconsolidated joint ventures	1,126	7,839	924
Net income (loss)	(38,013)	92,728	45,563
Noncontrolling interests in consolidated partnerships	(190)	(195)	421
Net income (loss) available to partners	(38,203)	92,533	45,984
Net income (loss) available to limited partners	(37,815)	91,597	45,522
Net income (loss) available to general partner	$(388)	$936	$462

Basic earnings per common unit:
Net income (loss)	$(0.40)	$0.93	$0.45

Diluted earnings per common unit:
Net income (loss)	$(0.40)	$0.93	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income (loss)	$(38,013)	$92,728	$45,563
Other comprehensive income (loss):
Foreign currency translation adjustments	1,783	7,917	(8,691)
Change in fair value of cash flow hedges	(2,934)	(6,174)	405
Other comprehensive income (loss)	(1,151)	1,743	(8,286)
Comprehensive income (loss)	(39,164)	94,471	37,277
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(190)	(195)	421
Comprehensive income (loss) attributable to the Operating Partnership	$(39,354)	$94,276	$37,698

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2017	$5,844	$626,803	$(20,345)	$612,302	$—	$612,302
Net income	462	45,522	—	45,984	(421)	45,563
Other comprehensive loss	—	—	(8,286)	(8,286)	—	(8,286)
Compensation under Incentive Award Plan	—	15,800	—	15,800	—	15,800
Grant of 355,184 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 919,249 units, including transaction costs	—	(19,998)	—	(19,998)	—	(19,998)
Withholding of 89,437 common units for employee income taxes	—	(2,068)	—	(2,068)	—	(2,068)
Contributions from noncontrolling interests	—	—	—	—	626	626
Common distributions (1.3925 per common unit)	(1,392)	(136,807)	—	(138,199)	—	(138,199)
Distributions to noncontrolling interests	—	—	—	—	(205)	(205)
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	936	91,597	—	92,533	195	92,728
Other comprehensive income	—	—	1,743	1,743	—	1,743
Compensation under Incentive Award Plan	—	18,504	—	18,504	—	18,504
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,209,328 units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Withholding of 131,873 common units for employee income taxes	—	(2,524)	—	(2,524)	—	(2,524)
Contributions from noncontrolling interests	—	—	—	—	47	47
Common distributions ($1.415 per common unit)	(1,415)	(138,267)	—	(139,682)	—	(139,682)
Distributions to noncontrolling interests	—	—	—	—	(242)	(242)
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(388)	(37,815)	—	(38,203)	190	(38,013)
Other comprehensive loss	—	—	(1,151)	(1,151)	—	(1,151)
Compensation under Incentive Award Plan	—	12,926	—	12,926	—	12,926
Grant of 611,350 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit)	(713)	(69,349)	—	(70,062)	—	(70,062)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(38,013)	$92,728	$45,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,143	123,314	131,722
Impairment charges	67,226	37,610	49,739
Amortization of deferred financing costs	3,583	3,004	3,058
Gain on sale of assets	(2,324)	(43,422)	—
Equity in earnings of unconsolidated joint ventures	(1,126)	(7,839)	(924)
Equity-based compensation expense	12,517	18,120	14,669
Amortization of debt (premiums) and discounts, net	482	448	416
Amortization (accretion) of market rent rate adjustments, net	2,721	1,432	2,577
Straight-line rent adjustments	3,372	(7,721)	(5,844)
Distributions of cumulative earnings from unconsolidated joint ventures	3,490	7,587	7,941
Other non-cash	—	3,638	—
Changes in other assets and liabilities:
Other assets	(5,128)	(4,185)	1,729
Accounts payable and accrued expenses	875	(4,323)	7,631
Net cash provided by operating activities	164,818	220,391	258,277
Investing activities
Additions to rental property	(28,566)	(47,884)	(64,253)
Additions to investments in unconsolidated joint ventures	(10,601)	(2,316)	(1,916)
Net proceeds on sale of assets	7,626	128,505	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,071	17,819	25,232
Additions to non-real estate assets	(1,872)	(1,155)	(1,330)
Additions to deferred lease costs	(3,061)	(5,142)	(6,703)
Other investing activities	8,632	9,462	8,947
Net cash provided by (used in) investing activities	(18,771)	99,289	(40,023)
Financing activities
Cash distributions paid	(70,062)	(139,682)	(138,199)
Proceeds from revolving credit facility	641,630	282,870	491,900
Repayments of revolving credit facility	(641,630)	(427,970)	(554,900)
Proceeds from notes, mortgages and loans	—	—	25,000
Repayments of notes, mortgages and loans	(3,566)	(3,369)	(11,783)
Repurchase of common shares, including transaction costs	—	(20,000)	(19,998)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(736)	(2,524)	(2,068)
Additions to deferred financing costs	(1,891)	(115)	(4,428)
Proceeds from other financing activities	72	47	626
Payment for other financing activities	(1,410)	(1,390)	(1,353)
Net cash used in financing activities	(77,593)	(312,133)	(215,203)
Effect of foreign currency rate changes on cash and cash equivalents	(223)	(19)	(110)
Net increase in cash, cash equivalents and restricted cash	68,231	7,528	2,941
Cash and cash equivalents, beginning of year	16,519	8,991	6,050
Cash and cash equivalents, end of year	$84,750	$16,519	$8,991

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2020, we owned and operated 31 consolidated outlet centers, with a total gross leasable area of approximately 11.9 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 92% occupied and contained over 2,200 stores, representing approximately 400 store brands. We also had partial ownership interests in 7 unconsolidated outlet centers totaling approximately 2.2 million square feet, including 3 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of December 31, 2020, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 93,569,801 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2.Summary of Significant Accounting Policies

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2020, we did not have a joint venture that was a VIE.

Investments in real estate joint ventures that we do not control but may exercise significant influence on are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the venture's net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting.

For certain of these investments, we record our equity in the venture's net income or loss under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the structures and the preferences we receive on the distributions from our joint ventures pursuant to the respective joint venture agreements. Under this method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment based on depreciated book value. Therefore, income or loss may be allocated disproportionately as compared to the ownership percentages due to specified preferred return rate thresholds and may be more or less than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. In the event a basis difference is created between our underlying interest in the venture’s net assets and our initial investment, we amortize such amount over the estimated life of the venture as a component of equity in earnings of unconsolidated joint ventures.

The carrying amount of our investments in the Charlotte, Galveston/Houston and National Harbor joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Payroll and related costs capitalized	$1,159	$1,581	$1,521
Interest costs capitalized	$107	$25	$93

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Depreciation expense related to rental property	$101,665	$107,129	$114,198

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

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	2020	2019	2018
Deferred lease costs capitalized- payroll and related costs	$1,343	$679	$6,007
Total deferred lease costs capitalized	$3,061	$5,142	$6,703

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

During the first quarter and fourth quarter of 2020, we recorded $45.7 million and $19.2 million in impairment charges, respectively, related to our Foxwoods outlet center in our consolidated statement of operations which equaled the excess of the carrying value over its estimated fair value.

During the fourth quarter of 2020, fourth quarter of 2019 and third quarter 2018 , we recorded $2.4 million, $37.6 million and $49.7 million, in impairment charges respectively, related to our Jeffersonville outlet center in our consolidated statement of operations which equaled the excess of the carrying value of over its estimated fair value. See Note 10 for additional information on the fair market value calculations.

See Note 5 for discussion of our share of the impairment charges recognized in our unconsolidated joint ventures at the Saint Suveur, Quebec outlet center in 2020 and the Bromont, Quebec and Saint Sauveur, Quebec outlet centers during 2018.

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, and our Atlantic city outlet center both continue to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges could result in additional impairments. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

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

Impairment of Investments - On a periodic basis or if circumstances exist, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

Sales of Real Estate - For sales of real estate where we have consideration to which we are entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post sale involvement is accounted for as separate performance obligations and when the separate performance obligations are satisfied, the sales price allocated to each is recognized.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2017 - 2020 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2020, 2019 and 2018 were taxable as follows:

Common dividends per share:	2020	2019	2018
Ordinary income	$0.7125	$1.3261	$1.3919
Capital gain	—	—	0.0006
Return of capital	—	0.0889	—
	$0.7125	$1.4150	$1.3925

The following reconciles net income (loss) available to the Company's shareholders to taxable income available to common shareholders for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net income (loss) available to the Company's shareholders	$(36,278)	$87,855	$43,655
Book/tax difference on:
Depreciation and amortization	71,896	51,602	58,208
Sale of assets and interests in unconsolidated entities	(6,021)	(41,138)	(3,243)
Equity in earnings from unconsolidated joint ventures	9,642	1,447	18,444
Share-based payment compensation	7,859	8,246	6,269
Other differences	13,536	8,948	(630)
Taxable income (loss) available to common shareholders	$60,634	$116,960	$122,703

Revenue Recognition - As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in ASU 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. Base rentals are recognized on a straight-line basis over the term of the lease. Tenant expense reimbursements are recognized in the period the applicable expenses are incurred. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight-line basis. Straight-line rent adjustments are recorded as a receivable in other assets on the consolidated balance sheets. Common area maintenance expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property.

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

We have elected to apply the Lease Modification Q&A to eligible lease concessions. See Recently Adopted Accounting Standards, below.
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

We receive development, leasing, loan guarantee, management and marketing fees from third parties and unconsolidated affiliates for services provided to properties held in joint ventures. Development and leasing fees received from unconsolidated affiliates are recognized as revenue when earned to the extent of the third party partners' ownership interest. Development and leasing fees earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate. Loan guarantee fees are recognized over the term of the guarantee. Management fees and marketing fees are recognized as revenue when earned. Fees recognized from these activities are shown as management, leasing and other services in our consolidated statements of operations. Our share of fees received from consolidated joint ventures are eliminated in consolidation. Expense reimbursements from unconsolidated joint ventures are recognized in the period the applicable expenses are incurred.

Uncollectible Tenant Revenues - Due to the adoption of ASC 842 effective January 1, 2019, uncollectible tenant revenues are recorded as a contra-revenue adjustment. If it is determined collection is not probable we record revenues on a cash basis. Previously in 2018 these adjustments were recorded in general and administrative expense.

Operating Lease Receivable - Historically, our accounts receivable from tenants has not been material; however, given the impacts from the COVID-19 pandemic discussed below, our net accounts receivable balance, which is recorded in other assets on the consolidated balance sheet, has increased from approximately $4.8 million at December 31, 2019 to approximately $18.8 million at December 31, 2020. Straight-line rent adjustments recorded as a receivable in other assets on the consolidated balance sheets were approximately $65.8 million and $61.6 million as of December 31, 2020 and December 31, 2019, respectively. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID-19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through December 31, 2020. See Note 3 for amounts we recorded as a reduction of revenues for uncollectible accounts.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental revenues or gross leasable area during 2020, 2019 or 2018. See Note 3 for disclosures regarding credit risk due to the COVID-19 pandemic.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Costs relating to construction included in accounts payable and accrued expenses	$22,814	$17,619	$15,772

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Interest paid, net of interest capitalized	$58,021	$57,237	$60,529

Information related to non-cash assets and liabilities recorded as a result of the adoption of ASC 842 in 2019 was as follows (in thousands):

2019
Non-Cash operating lease right-of-use assets exchanged for operating lease liabilities	$87,679
Non-Cash operating lease liabilities exchanged for operating right-of-use assets	$92,354

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

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. We have not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

Recently adopted accounting standards

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing accounting lease guidance under ASC 842, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead make an accounting policy election to account for COVID-19 related lease concessions as either a lease modification or a negative variable adjustment to rental revenue. The Lease Modification Q&A allows the Company to determine accounting policy elections at a disaggregated level, and the elections should be applied consistently by either the type of concession or another reasonable disaggregated level. We have evaluated and elected to apply the Lease Modification Q&A to eligible lease concessions. We applied modification accounting to individual leases that are in bankruptcy and those that did not qualify for the concession. As a result, for lease concessions not treated as a lease modification we have made the following policy elections by the type of concession agreed to with the respective tenant.

Rent Deferrals

We account for rental deferrals using the receivables model as described within the Lease Modification Q&A. Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue until such deferral is paid.

Rent Abatements

We account for rental abatements as negative variable adjustments to rental revenue as described within the Lease Modification Q&A.

See Note 3, for additional details on the impact of the Lease Modification Q&A on the Company’s consolidated financial statements.

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

While our outlet centers have not closed throughout the pandemic, we have been operating under reduced hours since late April when the first stores began to reopen. Prior to the pandemic, our centers operated an average of 12 hours per day. Currently, our open-air centers are open an average of 10 hours per day, which was expanded from an average of 8 hours per day in early November.

A number of our tenants have requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

The following table sets forth information regarding the status of rents billed during the fourth, third and second quarters as of December 31, 2020 (In thousands,unaudited):

	As of December 31, 2020
	Fourth Quarter		Third Quarter		Second Quarter
Collection Status: (1)	Rents Billed	% of Rents	Rents Billed	% of Rents	Rents Billed	% of Rents
Rents collected	$83,136	95%	$86,495	91%	$56,024	57%
Rents expected to be collected(2)	423	—	300	—	5,519	6
Rents deferred (3)	507	1	473	1	9,361	9
Under negotiation	702	1	755	1	1,760	2
One-time rent concessions in exchange for amendments to lease structure	1,205	1	2,829	3	13,687	14
Bankruptcy related, primarily pre-petition rents	821	1	3,015	3	9,290	10
At risk due to tenant financial weakness	1,116	1	934	1	1,867	2
Total rents billed	$87,910	100%	$94,801	100%	$97,508	100%

(1)Excludes variable revenue which is derived from tenant sales and lease termination fees.
(2)In January 2021, we collected an additional $145,000 of the fourth quarter rents, $187,000 of third quarter rents and $5.1 million of second quarter rents.
(3)Includes rents deferred with substantially all payments due in 2021, for which the majority is due in January/February of 2021.

As a direct result of the pandemic, bankruptcies and restructurings, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods, (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts.

Included in the negative impact discussed above, for the year ended December 31, 2020, we recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that are expected to become uncollectible in future periods and recognized a write-off of revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. We are closely monitoring changes in the collectability assessment of our tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19 and should our estimates change, there could be material modifications to our revenues in future periods.

Given the economic environment as a result of COVID-19, a select number of our tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second, third and fourth quarters of 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and we are currently exploring leasing alternatives for stores we expect to close. Recent Chapter 11 bankruptcy filings include, but not limited to, J. Crew Group, Inc. (filed in May 2020) and Brooks Brothers, Lucky Brand Jeans, New York and Company and Ascena Retail Group, Inc. (all filed in July 2020), Francesca's (filed in December 2020) and Christopher and Banks (filed in January 2021). Also in 2020, G-III Apparel announced a brand-wide restructuring, including its intention to close all of its Wilsons and Bass stores. Approximately 93% of the amounts included in the table above under the caption (“Bankruptcy related, primarily pre-petition rents”) that were written off during the second, third and fourth quarters as uncollectible rents as of December 31, 2020 were related to these tenants.

In March 2020, to increase liquidity, preserve financial flexibility and help meet our obligations for a sustained period of time, we drew down substantially all of the available capacity under our $600.0 million unsecured lines of credit. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of December 31, 2020.

We also took steps to reduce cash outflows, including the reduction or deferral of certain operating costs, temporary base salary reductions for our named executive officers and other employees, and the reduction of certain other general and administrative expenses.

We also deferred our Nashville pre-development-stage project and certain other planned capital expenditures. We paid the dividend that was declared in January 2020 as scheduled on May 15, 2020. Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. The dividend was reinstated in January 2021 and the Board declared a dividend of $0.1775 per share paid in February 2021. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2020 tax year.

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2020 and 2019 (in thousands). No properties were sold during 2018.

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2020 Dispositions: (1)
Terrell	Terrell, Texas	August 2020	178	$7,626	$2,324

2019 Dispositions:(1)
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422
Land outparcels	Savannah, GA and Seymour, IN	July 2019	—	$257	$—
			878	$128,505	$43,422

(1)The rental properties sold did not meet the criteria to be reported as discontinued operations.

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$2.0	$70.8
RioCan Canada	Various	50.0%	765	$92.6	$—
				$94.6
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	(12.8)	99.6
National Harbor (2)	National Harbor, MD	50.0%	341	(8.4)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.5)	80.0
				$(40.7)

As of December 31, 2019
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	764	$94.7	$9.2
				$94.7
Investments included in other liabilities:
Columbus (2)	Columbus, OH	50.0%	355	$(3.5)	$85.0
Charlotte (2)	Charlotte, NC	50.0%	399	(13.0)	99.5
National Harbor (2)	National Harbor, MD	50.0%	341	(5.9)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.7)	79.9
				$(42.1)
(1)Net of debt origination costs and including premiums of $1.1 million and $1.1 million as of December 31, 2020 and 2019, respectively.
(2)We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income or loss of the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners and equity in earnings of the joint ventures.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fees:
Management and marketing	$1,859	$2,308	$2,334
Leasing and other fees	60	126	162
Expense reimbursements from unconsolidated joint ventures	3,017	2,985	2,499
Total Fees	$4,936	$5,419	$4,995

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

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.6 million and $3.8 million as of December 31, 2020 and 2019, respectively) are amortized over the various useful lives of the related assets.

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

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In November 2016, the joint venture closed on an interest-only mortgage loan of $85.0 million at an interest rate of LIBOR + 1.65%. The loan initially matured in November 2019, with two one-year extension options. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. In October 2019, the joint venture exercised its first option to extend the mortgage loan for one year to November 2020 under the same terms. In December 2020, the Columbus joint venture amended the mortgage loan to extend the maturity to November 2022, which required a reduction in principal balance from $85.0 million to $71.0 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. In addition, the mortgage loan guarantee by us was increased from $6.4 million to $11.9 million. We are providing property management, marketing and leasing services to the joint venture.

Galveston/Houston

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. In July 2017, the joint venture amended and restated the initial construction loan, which had an outstanding balance of $65.0 million, to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed the net proceeds of approximately $14.5 million equally between the partners. In June 2020, in response to the COVID-19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the joint venture is prohibited from making partner distributions during the term of the First Extension.  If the joint venture exercises all available options, the loan would mature in July 2022.  The joint venture exercised its First Extension option to extend the mortgage loan for six months to January 2021. In December 2020, the partnership further extended this maturity to February 15, 2021 while it works with the existing lenders on a modification of this loan. In February 2021, the Galveston/Houston joint venture amended the mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. We are providing property management, marketing and leasing services to the outlet center.

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

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In 2016, the co-owners commenced construction on a 39,000 square foot expansion, which opened during the second quarter of 2017 to bring the total square feet of the outlet center to approximately 357,000. In November 2020, the Rio Can joint venture closed on the sale of an outparcel located at Tanger Outlets Ottawa for net proceeds of approximately $5.5 million and a gain of approximately $2.0 million. Our share of the net proceeds was $2.8 million, and our share of the gain was approximately $1.0 million.

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

During 2020 and 2018, the RioCan joint venture recognized impairment charges related to its Bromont and Saint-Sauveur properties. The impairment charges were primarily driven by, among other things, new competition in the market and changes in market capitalization rates and the COVID-19 pandemic in 2020.

The table below summarizes the impairment charges taken during 2020 and 2018 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2020	Saint-Sauveur	$6,181	$3,091
2018	Bromont and Saint-Sauveur	$14,359	$7,180
(1)The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2020	2019
Assets
Land	$86,861	$90,859
Buildings, improvements and fixtures	471,798	477,061
Construction in progress	2,976	4,779
	561,635	572,699
Accumulated depreciation	(145,810)	(132,860)
Total rental property, net	415,825	439,839
Cash and cash equivalents	21,471	19,750
Deferred lease costs, net	4,849	6,772
Prepaids and other assets	20,478	17,789
Total assets	$462,623	$484,150
Liabilities and Owners' Equity
Mortgages payable, net	$344,856	$368,032
Accounts payable and other liabilities	17,427	17,173
Total liabilities	362,283	385,205
Owners' equity	100,340	98,945
Total liabilities and owners' equity	$462,623	$484,150

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2020	2019	2018
Revenues	$76,866	$93,508	$94,509
Expenses:
Property operating	33,053	36,812	37,121
General and administrative	395	271	266
Impairment charges	6,181	—	14,359
Depreciation and amortization	23,544	24,454	26,262
Total expenses	63,173	61,537	78,008
Other income (expense):
Interest expense	(13,091)	(16,234)	(14,518)
Other non-operating income	2,153	507	234
Total other income (expense)	$(10,938)	$(15,727)	$(14,284)
Net income	$2,755	$16,244	$2,217
The Company and Operating Partnership's share of:
Net income	$1,126	$7,839	$924
Depreciation, amortization and asset impairments (real estate related)	$15,115	$12,512	$20,494

6.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2020 and 2019 consist of the following (in thousands):

	2020	2019
Deferred lease costs	$88,867	$85,444
Intangible assets:
Above market leases	39,628	46,252
Lease in place value	55,074	58,195
Tenant relationships	34,694	37,221
Other intangibles	41,117	41,531
	259,380	268,643
Accumulated amortization	(174,420)	(171,931)
Deferred lease costs and other intangibles, net	$84,960	$96,712

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2020 and 2019 were $16.9 million and $19.5 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2020, 2019 and 2018 was $12.4 million, $13.7 million and $15.1 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2020, 2019 and 2018 was $(2.4) million, $(1.0) million and $(2.1) million, respectively.
Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Deferred Lease Costs and Other Intangibles (2)
2021	$190	$4,403
2022	176	4,117
2023	239	3,486
2024	170	3,260
2025	(296)	2,627
Total	$479	$17,893
(1)These net amounts are recorded as a reduction (increase) of base rentals.
(2)These amounts are recorded as an increase in depreciation and amortization.

7.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Unsecured lines of credit	$—	$—
Unsecured term loan	$350,000	$350,000

8.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2020 and 2019 consisted of the following (in thousands):

					2020		2019
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	250,000	247,967	250,000	247,308
Senior notes	3.750%			December 2024	250,000	248,493	250,000	248,127
Senior notes	3.125%			September 2026	350,000	346,770	350,000	346,215
Senior notes	3.875%			July 2027	300,000	297,346	300,000	296,953

Mortgages payable:
Atlantic City (2) (3)	5.14%	-	7.65%	November 2021- December 2026	27,343	28,569	30,909	32,531
Southaven	LIBOR	+	1.80%	April 2021	51,400	51,371	51,400	51,272
Unsecured term loan	LIBOR(4)	+	1.00%	April 2024	350,000	347,370	350,000	347,367
Unsecured lines of credit	LIBOR(4)	+	1.000%	October 2021 (5)	—	—	—	—
					$1,578,743	$1,567,886	$1,582,309	$1,569,773
(1)Includes premiums and net of debt discount and unamortized debt origination costs. Excludes $1.5 million and $2.0 million of unamortized debt origination costs related to unsecured lines of credit as of December 31, 2020 and 2019, respectively, recorded in prepaids and other assets in the Consolidated Balance Sheet. Unamortized debt origination costs were $9.5 million and $11.2 million as of December 31, 2020 and 2019, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2020, 2019 and 2018 was $3.6 million, $3.0 million and $3.1 million, respectively.
(2)The effective interest rate assigned during the purchase price allocation to this assumed mortgage during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)Beginning in June 2020, if LIBOR is less than 0.25% per annum, the rate will be deemed to be 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap.
(5)Unsecured lines of credit have a one-year extension option to extend the maturity to October 2022.

Certain of our properties, which had a net book value of approximately $166.0 million at December 31, 2020, serve as collateral for mortgages payable. We maintain unsecured lines of credit that, as of December 31, 2020, provided for borrowings of up to $600.0 million, including a separate $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2020, we believe we were in compliance with all of our debt covenants.

2020 Transactions

Unsecured lines of credit and Term Loan Covenant Modifications
In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allow us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020, during which time share repurchases are prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID-19 are highly uncertain and therefore could impact covenant compliance in the future.

Unsecured Lines of Credit
In March 2020, in response to the COVID-19 pandemic, we drew down approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility to help ensure that we are able to meet our obligations for a sustained period. Beginning in June 2020 through August 2020, we repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of December 31, 2020.

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

Southaven, MS Mortgage

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

Debt Maturities

Maturities of the existing long-term debt as of December 31, 2020 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2021	$57,193
2022	4,436
2023	254,768
2024	605,140
2025	1,501
Thereafter	655,705
Subtotal	1,578,743
Net discount and debt origination costs	(10,857)
Total	$1,567,886

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

9.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2020 and 2019 (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Average Fixed Pay Rate	2020	2019
Assets (Liabilities)(1):
April 13, 2016	January 1, 2021	$175,000	1	month LIBOR	1.03%	$(17)	$1,018
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	(75)	(376)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	(34)	(896)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(1,192)	(170)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(1,901)	—
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	$(139)	—
Total		$640,000				$(3,358)	$(424)
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020	2019	2018
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in OCI	$(2,934)	$(6,174)	$405

10.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2020:
Asset:
Short-term government securities (cash and cash equivalents)	$87,081	$87,081	$—	$—
Total assets	$87,081	$87,081	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$3,358	$—	$3,358	$—
Total liabilities	$3,358	$—	$3,358	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2019:
Assets:
Interest rate swaps (prepaids and other assets)	$1,018	$—	$1,018	$—
Total assets	$1,018	$—	$1,018	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,442	$—	$1,442	$—
Total liabilities	$1,442	$—	$1,442	$—

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

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2020:
Asset:
Long-lived assets	$46,950	$—	$—	$46,950

Fair value as of March 31, 2020:
Asset:
Long-lived assets	$60,000	$—	$—	$60,000

Fair value as of December 31, 2019:
Asset:
Long-lived assets	$10,000	$—	$—	$10,000

Fair value as of September 30, 2018:
Asset:
Long-lived assets	$50,000	$—	$—	$50,000

Foxwoods Impairments

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

During the fourth quarter of 2020, in anticipation of further store closings and declining operating results, we recorded an additional impairment charge of $19.2 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value. The estimated fair value was based on the income approach.

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

The table below summarizes the terminal capitalization rate and discount rate used:

	December 31, 2020	March 31, 2020
Terminal capitalization rate	7.8%	7.8%
Discount rate	8.5%	8.5%

Jeffersonville Impairments

During the fourth quarter of 2020, due to the pending sale in January 2021 of the outlet center we recorded an additional impairment charge of $2.4 million in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value was based on the market approach.

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

The table below summarizes the terminal capitalization rate and discount rate used:

	December 31, 2019	September 30, 2018
Terminal capitalization rate	12.0%	10.0%
Discount rate	13.0%	10.0%

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,207,531	1,169,481
Level 3 Significant Unobservable Inputs	432,272	434,333
Total fair value of debt	$1,639,803	$1,603,814

Recorded value of debt	$1,567,886	$1,569,773

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

11.    Shareholders' Equity of the Company

As discussed in Note 12, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Exchange of Class A limited partnership units	116,530	49,511	34,749

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

Shares repurchased during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Total number of shares purchased	—	1,209,328	919,249
Average price paid per share	$—	$16.52	$21.74
Total price paid exclusive of commissions and related fees (in thousands)	$—	$19,976	$19,980

The remaining amount authorized to be repurchased under the program as of December 31, 2020 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2020, 2019 and 2018:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2017	1,000,000	4,995,433	93,560,536	98,555,969
Units withheld for employee income taxes	—	—	(89,437)	(89,437)
Exchange of Class A limited partnership units	—	(34,749)	34,749	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	355,184	355,184
Repurchase of units	—	—	(919,249)	(919,249)
Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Units withheld for employee income taxes	—	—	(131,873)	(131,873)
Exchange of Class A limited partnership units	—	(49,511)	49,511	—
Grant of restricted common share awards by the Company	—	—	242,167	242,167
Repurchase of units	—	—	(1,209,328)	(1,209,328)
Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Exchange of Class A limited partnership units	—	(116,530)	116,530	—
Grant of restricted common share awards by the Company	—	—	611,350	611,350
Issuance of deferred units	—	—	6,258	6,258
Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444

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

In 2020 and 2019, adjustments of the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 12, for the years ended December 31, 2020 and 2019, Non-Company LPs exchanged 116,530 and 49,511 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. In addition, for the years ended December 31, 2019 and 2018, the Company repurchased approximately 1,209,328 and 919,249 common shares, respectively, on the open market and the Operating Partnership repurchased an equal number of units held by the Company.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2020	2019
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(36,278)	$87,855
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	(74)	200
Changes from net income (loss) attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$(36,352)	$88,055

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	2020	2019	2018
Numerator
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(36,278)	$87,855	$43,655
Less allocation of earnings to participating securities	(692)	(1,336)	(1,211)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(36,970)	$86,519	$42,444
Denominator
Basic weighted average common shares	92,618	92,808	93,309
Effect of outstanding options and certain restricted common shares	—	—	1
Diluted weighted average common shares	92,618	92,808	93,310
Basic earnings per common share:
Net income (loss)	$(0.40)	$0.93	$0.45
Diluted earnings per common share:
Net income (loss)	$(0.40)	$0.93	$0.45

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common share for the years ended December 31, 2020, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2020, 2019, and 2018, approximately 1.7 million, 1.1 million and 1.0 million units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2020, 2019 and 2018, approximately 1.8 million, 523,000 and 535,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per unit amounts):

	2020	2019	2018
Numerator
Net income (loss) attributable to partners of the Operating Partnership	$(38,203)	$92,533	$45,984
Allocation of earnings to participating securities	(692)	(1,336)	(1,211)
Net income (loss) available to common unitholders of the Operating Partnership	$(38,895)	$91,197	$44,773
Denominator
Basic weighted average common units	97,521	97,766	98,302
Effect of outstanding options and certain restricted common units	—	—	1
Diluted weighted average common units	97,521	97,766	98,303
Basic earnings per common unit:
Net income (loss)	$(0.40)	$0.93	$0.45
Diluted earnings per common unit:
Net income (loss)	$(0.40)	$0.93	$0.45

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common share for the years ended December 31, 2020, 2019 and 2018.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2020, 2019, and 2018, approximately 1.7 million, 1.1 million and 1.0 million units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. The notional units are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2020, 2019 and 2018, approximately 1.8 million, 523,000 and 535,000 options were excluded from the computation, respectively.

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

As of December 31, 2020, we may issue up to 18.7 million common shares under the Plan. Shares remaining available for future issuance totaled approximately 2,608,000 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively, as follows (in thousands):

	2020	2019	2018
Restricted common shares	$7,614	$12,036	$9,870
Notional unit performance awards	4,574	5,918	4,356
Options	329	166	443
Total equity-based compensation	$12,517	$18,120	$14,669

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2020	2019	2018
Equity-based compensation expense capitalized	$409	$384	$1,131

As of December 31, 2020, there was $16.7 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Common Share and Restricted Share Unit Awards

During 2020, 2019 and 2018, the Company granted approximately 788,000, 309,000 and 407,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The 2020 grants include approximately 389,000 restricted common shares that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted common shares (other than our Chief Executive Officer's) generally vest ratably over periods ranging from three to five years. For the restricted common shares and restricted share units issued to our chief executive officer during 2020, 2019 and 2018, the award agreements generally require him to hold the shares or units issued to him for a minimum of three years following each applicable vesting date or the share issuance date, as applicable. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2020, 2019, and 2018:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2017	749,906	$32.30
Granted (1)	407,156	21.13
Vested	(314,982)	31.43
Forfeited	—	—
Outstanding at December 31, 2018	842,080	$27.56
Granted (2)	308,623	21.05
Vested	(469,178)	27.73
Forfeited	—	—
Outstanding at December 31, 2019	681,525	$23.92
Granted (3)	787,873	23.92
Vested	(330,014)	25.43
Forfeited	(18,996)	19.79
Outstanding at December 31, 2020	1,120,388	$13.91
(1)Includes 44,452 restricted share units.
(2)Includes 51,217 restricted share units.
(3)Includes 121,527 restricted share units.

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

The total value of restricted common shares vested during the years ended 2020, 2019 and 2018 was $4.2 million, $9.2 million and $9.2 million, respectively. During 2020, 2019 and 2018, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 57,000, 132,000 and 89,000 for 2020, 2019 and 2018, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $736,000, $2.5 million and $2.1 million for 2020, 2019 and 2018, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

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

The following table sets forth OPP performance targets and other relevant information about each plan:

	2020 OPP(1)				2019 OPP(1)				2018 OPP(1)				2017 OPP(2)				2016 OPP(3)
Performance targets
Absolute portion of award:
Percent of total award	33%				33%				33%				50%				50%
Absolute total shareholder return range	37%		-	52%	19%		-	30%	19%		-	30%	18%		-	35%	18%		-	35%
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Relative portion of award:
Percent of total award	67%				67%				67%				50%				50%
Percentile rank of peer group range	30	th	-	80th	30	th	-	80th	30	th	-	80th	40	th	-	70th	40	th	-	70th
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Maximum number of restricted common shares that may be earned	902,167				531,827				409,972				296,400				321,900
February grant date fair value per share	$7.30				$12.09				$12.42				$16.60				$15.10
April 2020 grant date fair value per share (4)	$3.11				N/A				N/A				N/A				N/A

(1)The number of restricted common shares received under the 2020, 2019 and 2018 OPP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE NAREIT Retail Index.
(2)On February 13, 2020, the measurement period for the 2017 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2017 OPP performance awards were automatically forfeited.
(3)On February 15, 2019, the measurement period for the 2016 OPP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2016 OPP performance awards were automatically forfeited.

(4)In April 2020, Mr. Yalof was awarded 205,480 notional units under the 2020 OPP. These awards have the same terms as the awards our executive officers received in February 2020.

The fair values of the OPP awards granted during the years ended December 31, 2020, 2019, and 2018 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	2020	2019	2018
Risk free interest rate (1)	1.40%	2.55%	2.40%
Expected dividend yield (2)	8.4%	5.3%	4.8%
Expected volatility (3)	29%	24%	27%
(1)Represents the interest rate as of the grant date on U.S. treasury bonds having the same life as the estimated life of the restricted unit grants.
(2)The dividend yield is calculated utilizing the dividends paid for the previous five-year period.
(3)Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

The following table sets forth OPP activity for the years ended December 31, 2020, 2019, and 2018:

Unvested OPP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2017	603,411	$15.83
Awarded	409,972	12.42
Earned	—	—
Forfeited	—	—
Outstanding as of December 31, 2018	1,013,383	$14.44
Awarded	531,827	12.09
Earned	—	—
Forfeited	(421,306)	14.36
Outstanding as of December 31, 2019	1,123,904	$13.36
Awarded	902,167	6.35
Earned	—	—
Forfeited	(316,297)	16.01
Outstanding as of December 31, 2020	1,709,774	$9.17

Option Awards

Options outstanding at December 31, 2020 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$5.73	334,000	$5.73	9.69	—	$5.73
$7.15	1,000,000	$7.15	9.37	250,000	$7.15
$21.94	269,000	$21.94	7.21	107,600	$21.94
$26.06	57,200	26.06	0.15	57,200	26.06
$32.02	145,500	32.02	3.00	145,500	32.02
	1,805,700	$17.76	6.06	310,300	$28.61

A summary of option activity under the Plan for the years ended December 31, 2020, 2019, and 2018 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2017	231,200	$30.42
Granted	331,000	21.94
Exercised	—	—
Forfeited	(27,700)	22.62
Outstanding as of December 31, 2018	534,500	$25.56	7.08	$—
Granted	—	—
Exercised	—	—
Forfeited	(11,200)	25.27
Outstanding as of December 31, 2019	523,300	$25.57	6.06	$—
Granted	1,334,500	—
Exercised	—	—
Forfeited	(52,100)	—
Outstanding as of December 31, 2020	1,805,700	$11.69	8.30	$—

Vested and Expected to Vest as of
December 31, 2020	1,734,077	$11.83	8.26	$—

Exercisable as of December 31, 2020	560,300	$18.38	6.36	$—

In September 2020, the Company granted 334,500 options to non-executive employees of the Company. The exercise price of the options granted during the third quarter was $5.73 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first 5 years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $1.03 and included the following weighted-average assumptions: expected dividend yield 4.93%; expected life of 6.5 years; expected volatility of  34.39%; a risk-free rate of 0.48%; and forfeiture rate of 7.2% dependent upon the employee's position within the Company.

In April 2020, Stephen Yalof became the President and Chief Operating Officer of the Company. Mr. Yalof was granted 1.0 million options that have an exercise price of $7.15 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. As an inducement to his entering into employment with the Company, the options were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options expire 10 years from the date of grant and 25% of the options become exercisable on December 31, 2020 with the remaining options vesting ratably on each December 31st through 2023, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $0.42 and included the following weighted-average assumptions: expected dividend yield 9.86%; expected life of 7.9 years; expected volatility of 30%; a risk-free rate of 0.60%; and forfeiture rate 0.0%.

During February 2018, the Company granted 331,000 options to non-executive employees of the Company. The exercise price of the options granted during the first quarter of 2018 was $21.94 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first five years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $3.62 and included the following weighted-average assumptions: expected dividend yield 6.24%; expected life of 7.1 years; expected volatility of 32.47%; a risk-free rate of 2.8%; and forfeiture rates of 3.0% to 10.0% dependent upon the employee's position within the Company. The total intrinsic value of options exercised during the year ended December 31, 2018 was $8,000. For the years ended December 31, 2020 2019 and 2018, no options were exercised.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2020, 2019 and 2018, we contributed approximately $878,000, $889,000 and $872,000, respectively, to the 401(k) Retirement Savings Plan.

17. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2017	$(24,360)	$5,075	$(19,285)	$(1,329)	$269	$(1,060)
Other comprehensive income (loss) before reclassifications	(8,250)	2,335	(5,915)	(441)	126	(315)
Reclassification out of accumulated other comprehensive income into interest expense	—	(1,951)	(1,951)	—	(105)	(105)
Balance December 31, 2018	(32,610)	5,459	(27,151)	(1,770)	290	(1,480)
Other comprehensive income (loss) before reclassifications	4,062	(3,755)	307	217	(202)	15
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,454	(2,105)	1,349	184	(112)	72
Balance December 31, 2019	(25,094)	(401)	(25,495)	(1,369)	(24)	(1,393)
Other comprehensive income (loss) before reclassifications	1,695	(6,749)	(5,054)	88	(359)	(271)
Reclassification out of accumulated other comprehensive income into interest expense	—	3,964	3,964	—	210	210
Balance December 31, 2020	$(23,399)	$(3,186)	$(26,585)	$(1,281)	$(173)	$(1,454)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.1 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2020.

18. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2017	$(25,689)	$5,344	$(20,345)
Other comprehensive income (loss) before reclassifications	(8,691)	2,461	(6,230)
Reclassification out of accumulated other comprehensive income into interest expense	—	(2,056)	(2,056)
Balance December 31, 2018	(34,380)	5,749	(28,631)
Other comprehensive income (loss) before reclassifications	4,279	(3,957)	322
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(2,217)	1,421
Balance December 31, 2019	(26,463)	(425)	(26,888)
Other comprehensive income (loss) before reclassifications	1,783	(7,108)	(5,325)
Reclassification out of accumulated other comprehensive income into interest expense	—	4,174	4,174
Balance December 31, 2020	$(24,680)	$(3,359)	$(28,039)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.1 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2020.

19.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Advertising and promotion	$20,435	$26,022	$27,066
Common area maintenance	56,226	70,472	73,367
Real estate taxes	32,762	33,430	32,836
Other operating expenses	27,712	27,810	27,188
	$137,135	$157,734	$160,457

20.    Lease Agreements

On January 1, 2019, we adopted ASC 842, which supersedes ASC 840. We adopted ASC 842 using the modified retrospective approach, whereby there was no cumulative effect adjustments to retained earnings on adoption and prior periods were not restated. Accordingly, our leases and lease related costs, as both lessee and lessor, and lease related receivables, as lessor, are presented under ASC 842 for the year ended December 31, 2020 and 2019 and under ASC 840 the year ended December 31, 2018.

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

ASC 842 requires certain other accounting changes effective January 1, 2019 where prior year amounts are not reclassified or restated. Uncollectible tenant revenues previously recorded in general and administrative expense are recorded in rental revenues as a contra-revenue account in 2019. See Note 2 for addition information on uncollectible tenant revenues. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight-line basis. For the years ended December 31, 2020 and 2019, we recorded a straight-line rent adjustment of $4.4 million and $6.4 million, respectively in rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized, however, indirect internal leasing costs previously capitalized are now expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease. For the years ended December 31, 2020 and 2019, lease costs of approximately$4.7 million and $4.9 million, respectively were expensed which would have been capitalized under ASC 840.

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

Information as Lessor Under ASC 842

As of December 31, 2020, we were the lessor to over 2,200 stores in our 31 consolidated outlet centers, under operating leases with initial terms that expire from 2021 to 2035, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the years ended December 31, 2020 and 2019, the components of rental revenues are as follows (in thousands):

	2020	2019
Rental revenues - fixed	$289,676	$360,513
Rental revenues - variable (1)	88,256	103,433
Rental revenues	$377,932	$463,946
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2020, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands) (1):

2021	$271,907
2022	237,806
2023	205,403
2024	170,920
2025	129,626
Thereafter	227,295
$1,242,957
(1) Does not include rents deferred related to the COVID-19 pandemic and or lease modifications that were in process as of December 31, 2020.

Information as Lessee Under ASC 842

Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities, of $90.4 million and $95.1 million, respectively, as of January 1, 2019 equal to the present value of the minimum lease payments required under each lease. The difference between the recorded operating lease liability and operating right-of-use assets represents the accrued straight-line rent liability and our prepaid rent balances previously recognized under ASC 840.  In March 2019, we sold our Ocean City outlet center, which had an operating lease right-of-use asset and operating lease liability of approximately $2.5 million. In 2020, we recorded impairment charge of $64.8 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value of which $4.0 million of the impairment charge was allocated to the right-of-use asset.

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

For the year ended December 31, 2020, the components of lease costs are as follows (in thousands):

	2020	2019
Operating lease costs	$5,531	$5,519
Short-term lease costs	2,511	2,297
Variable lease costs (1)	295	231
Total lease costs	$8,337	$8,047
(1)Our variable lease costs relate to our ground leases where increases in payments are based on center financial performance.

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

2020
Weighted - average remaining lease term (years)	49.25
Weighted - average discount rate	5.0%

Cash flow information related to leases for the year ended December 31, 2020 was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating cash outflows related to operating leases	$5,568	$5,569

Maturities of lease liabilities as of December 31, 2020 for the next five years and thereafter are as follows (in thousands):

2021	$5,613
2022	5,669
2023	5,709
2024	5,765
2025	5,816
Thereafter	221,059
Total lease payments	$249,631
Less imputed interest	159,526
Present value of lease liabilities	$90,105

Information as Lessee Under ASC 840

As of December 31, 2018, our non-cancelable operating leases have terms, including certain extension options, that expire from 2019 to 2101. Rental payments for these leases totaled approximately $7.2 million for the year ended December 31, 2018. As of December 31, 2018, the majority of our rental payments are related to ground leases at the following outlet centers: Myrtle Beach Hwy 17, Atlantic City, Ocean City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina. The contingent portion of our ground lease payments is based on center performance and/or changes in an index.

21.    Commitments and Contingencies

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

Lease Agreements

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has declined from 97% at the end of 2019 to 92% at then end of 2020. If our occupancy continues to decline, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal.  The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2020, the maximum amount of joint venture debt guaranteed by the Company is $21.9 million.

22.    Subsequent Events

Dividends

In January 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on February 12, 2021 to each shareholder of record on January 29, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Jeffersonville

In January 2021, we sold a non-core outlet center in Jeffersonville, OH for net proceeds of $8.1 million, which resulted in no gain or loss on sale of assets.

Equity Grants

During February 2021, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2021 Outperformance Plan (the “2021 OPP”) covering the Company's senior executive officers whereby the value of approximately $6.2 million restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period. Also during February 2021, the Company granted a value of approximately $5.8 million restricted common shares and restricted share units to the Company's non-employee directors and the Company's senior executive officers.

23.    Quarterly Financial Data of the Company (Unaudited)

The following table sets forth the Company's summarized quarterly financial information for the years ended December 31, 2020 and 2019 (unaudited and in thousands, except per common share data). This information is not required for the Operating Partnership:

	Year Ended December 31, 2020(1)
	First Quarter(2)	Second Quarter(3),(5)	Third Quarter(4),(5)	Fourth Quarter(6)
Total revenues	$111,633	$63,990	$103,213	$111,155
Net income (loss)	(28,119)	(23,890)	13,719	277
Income (loss) attributable to Tanger Factory Outlet Centers, Inc.	(26,882)	(22,688)	13,029	263
Income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(27,398)	$(22,864)	$12,883	$260

Basic earnings per common share:
Net income (loss)	$(0.30)	$(0.25)	$0.14	$—

Diluted earnings per common share:
Net income (loss)	$(0.30)	$(0.25)	$0.14	$—
(1)Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.
(2)In first quarter of 2020, net loss includes an impairment charge of $45.7 million related to our Foxwoods outlet center.
(3)The second quarter net loss includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.
(4)In the third quarter of 2020, net income includes a $2.3 million gain recorded on the sale of Terrell outlet center.
(5)We had significant revenue reductions caused by the COVID-19 pandemic.
(6)In fourth quarter of 2020, net income includes an impairment charges of $21.6 million related to our Foxwoods and Jeffersonville outlet centers.

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

Basic earnings per common share :
Net income (loss)	$0.66	$0.15	$0.25	$(0.13)

Diluted earnings per common share:
Net income (loss)	$0.66	$0.15	$0.25	$(0.13)
(1)Quarterly amounts may not add to annual amounts due to the effect of rounding on a quarterly basis.
(2)In the first quarter of 2019, net income includes a $43.4 million gain recorded on the sale of our Nags Head, Ocean City, Park City, and Williamsburg outlet centers.
(3)In the fourth quarter of 2019, net loss includes a $37.6 impairment charge related to our Jeffersonville, Ohio outlet center.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2020 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2020(2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$28,569	$—	$125,988	$—	$13,217	$—	$139,205	$139,205	$41,233	2011 (5)	(4)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	10,744	1,963	20,168	22,131	11,966	1997 (5)	(4)
Branson	Branson, MO	—	4,407	25,040	396	25,794	4,803	50,834	55,637	34,646	1994	(4)
Charleston	Charleston, SC	—	10,353	48,877	—	18,801	10,353	67,678	78,031	35,640	2006	(4)
Commerce	Commerce, GA	—	1,262	14,046	707	37,204	1,969	51,250	53,219	36,367	1995	(4)
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	1,119	9,913	81,529	91,442	19,671	2016	(4)
Deer Park	Deer Park, NY	—	82,413	173,044	—	17,797	82,413	190,841	273,254	53,667	2013 (5)	(4)
Foley	Foley, AL	—	4,400	82,410	693	36,782	5,093	119,192	124,285	63,527	2003 (5)	(4)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	(470)	11,157	86,555	97,712	15,133	2017	(4)
Foxwoods(6)	Mashantucket, CT	—	—	130,941	—	(88,449)	—	42,492	42,492	223	2015	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	35,008	679	50,903	51,582	36,714	1992	(4)
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	3,250	8,180	78,670	86,850	22,466	2015	(4)
Hershey	Hershey, PA	—	3,673	48,186	—	7,258	3,673	55,444	59,117	18,873	2011(5)	(4)
Hilton Head I	Bluffton, SC	—	4,753	—	—	33,740	4,753	33,740	38,493	17,208	2011	(4)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	16,773	5,128	37,441	42,569	19,414	2003 (5)	(4)
Howell	Howell, MI	—	2,250	35,250	—	16,131	2,250	51,381	53,631	28,716	2002 (5)	(4)
Jeffersonville(7)	Jeffersonville, OH	—	2,752	111,276	(2,498)	(103,079)	254	8,197	8,451	19	2011 (5)	(4)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	65,339	10,347	85,246	95,593	34,120	1994 (5)	(4)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	32,856	2,615	44,657	47,272	29,515	1994	(4)
Mebane	Mebane, NC	—	8,821	53,362	—	6,039	8,821	59,401	68,222	31,261	2010	(4)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	29,030	—	109,763	109,763	41,650	2009 (5)	(4)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	42,505	8,781	99,303	108,084	51,238	2003 (5)	(4)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2020 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2020(2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	14,773	5,531	106,061	111,592	63,335	2008	(4)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	57,639	22,475	131,848	154,323	60,446	2003 (5)	(4)
Riverhead	Riverhead, NY	—	—	36,374	6,152	134,695	6,152	171,069	177,221	106,460	1993	(4)
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	59,480	4,102	68,920	73,022	47,227	1993	(4)
Savannah	Pooler, GA	—	8,432	167,780	—	4,313	8,432	172,093	180,525	28,077	2016 (5)	(4)
Sevierville	Sevierville, TN	—	—	18,495	—	52,047	—	70,542	70,542	43,846	1997 (5)	(4)
Southaven	Southaven, MS	51,371	14,959	60,263	—	(3,500)	14,959	56,763	71,722	19,552	2015	(4)
Tilton	Tilton, NH	—	1,800	24,838	29	14,307	1,829	39,145	40,974	20,696	2003 (5)	(4)
Westgate	Glendale, AZ	—	19,037	140,337	—	5,241	19,037	145,578	164,615	21,730	2016 (5)	(4)
Other	Various	—	306	1,495	—	—	306	1,495	1,801	357	Various	(4)
		$79,940	$249,597	$1,931,020	$16,371	$596,384	$265,968	$2,527,404	$2,793,372	$1,054,993
(1)Includes impairment charges that reduce the asset value.
(2)Aggregate cost for federal income tax purposes is approximately $3.0 billion.
(3)Including premiums and net of debt origination costs.
(4)We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(5)Represents year acquired.
(6)Amounts net of $60.1 million impairment charges taken during 2020 consisting of a write-off of approximately $89.8 million of building and improvement cost and $29.7 million of accumulated depreciation.
(7)Amounts net of $86.8 million impairment charges taken during 2020, 2019 and 2018 consisting of a write-off of approximately $2.5 million of land, $117.9 million of building and improvement cost and $33.6 million of accumulated depreciation.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2020
(in thousands)

The changes in total real estate for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$2,896,894	$3,046,179	$3,088,470
Improvements	29,516	50,117	48,357
Impairment charges	(91,603)	(40,539)	(77,958)
Dispositions and other	(41,435)	(158,863)	(12,690)
Balance, end of year	$2,793,372	$2,896,894	$3,046,179

The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$1,009,951	$981,305	$901,967
Depreciation for the period	101,665	107,129	114,198
Impairment charges	(30,208)	(3,028)	(30,050)
Dispositions and other	(26,415)	(75,455)	(4,810)
Balance, end of year	$1,054,993	$1,009,951	$981,305