Form 10-Q
period 2021-03-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2021-05-07
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, there were 100,804,077 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2021 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2021, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 100,794,577 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Rental property:
Land	$265,714	$265,968
Buildings, improvements and fixtures	2,519,214	2,527,404
	2,784,928	2,793,372
Accumulated depreciation	(1,078,999)	(1,054,993)
Total rental property, net	1,705,929	1,738,379
Cash and cash equivalents	201,721	84,832
Investments in unconsolidated joint ventures	89,482	94,579
Deferred lease costs and other intangibles, net	81,807	84,960
Operating lease right-of-use assets	81,222	81,499
Prepaids and other assets	99,260	105,282
Total assets	$2,259,421	$2,189,531
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,141,074	$1,140,576
Unsecured term loan, net	322,753	347,370
Mortgages payable, net	78,933	79,940
Unsecured lines of credit	—	—
Total debt	1,542,760	1,567,886
Accounts payable and accrued expenses	68,084	88,253
Operating lease liabilities	89,870	90,105
Other liabilities	75,693	84,404
Total liabilities	1,776,407	1,830,648
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 100,794,577 and 93,569,801 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,008	936
Paid in capital	913,236	787,143
Accumulated distributions in excess of net income	(432,895)	(420,104)
Accumulated other comprehensive loss	(20,268)	(26,585)
Equity attributable to Tanger Factory Outlet Centers, Inc.	461,081	341,390
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	21,933	17,493
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	483,014	358,883
Total liabilities and equity	$2,259,421	$2,189,531

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Rental revenues	$97,467	$108,558
Management, leasing and other services	1,372	1,443
Other revenues	1,855	1,632
Total revenues	100,694	111,633
Expenses:
Property operating	35,311	38,627
General and administrative	16,793	12,584
Impairment charge	—	45,675
Depreciation and amortization	28,150	29,417
Total expenses	80,254	126,303
Other income (expense):
Interest expense	(14,362)	(15,196)
Other income (expense)	(3,505)	220
Total other income (expense)	(17,867)	(14,976)
Income (loss) before equity in earnings of unconsolidated joint ventures	2,573	(29,646)
Equity in earnings of unconsolidated joint ventures	1,769	1,527
Net income (loss)	4,342	(28,119)
Noncontrolling interests in Operating Partnership	(209)	1,427
Noncontrolling interests in other consolidated partnerships	—	(190)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$4,133	$(26,882)

Basic earnings per common share:
Net income (loss)	$0.04	$(0.30)
Diluted earnings per common share:
Net income (loss)	$0.04	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$4,342	$(28,119)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,639	(7,733)
Change in fair value of cash flow hedges	1,998	(5,676)
Other comprehensive income (loss)	6,637	(13,409)
Comprehensive income (loss)	10,979	(41,528)
Comprehensive (income) loss attributable to noncontrolling interests	(529)	1,913
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$10,450	$(39,615)
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(26,882)	—	(26,882)	(1,427)	190	(28,119)
Other comprehensive loss	—	—	—	(12,733)	(12,733)	(676)	—	(13,409)
Compensation under Incentive Award Plan	—	3,889	—	—	3,889	—	—	3,889
Grant of 241,038 restricted common share awards, net of forfeitures	2	(2)	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(124)	—	—	(124)	124	—	—
Common dividends ($0.7125 per share)	—	—	(66,387)	—	(66,387)	—	—	(66,387)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, March 31, 2020	$931	$778,062	$(410,532)	$(38,228)	$330,233	$17,425	$—	$347,658

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
Net income	—	—	4,133	—	4,133	209	—	4,342
Other comprehensive income	—	—	—	6,317	6,317	320	—	6,637
Compensation under Incentive Award Plan	—	3,909	—	—	3,909	—	—	3,909
Grant of 469,675 restricted common share awards, net of forfeitures	5	(5)	—	—	—	—	—	—
Issuance of 6,867,078 common shares	68	128,587	—	—	128,655	—	—	128,655
Withholding of 111,977 common shares for employee income taxes	(1)	(1,636)	—	—	(1,637)	—	—	(1,637)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(4,762)	—	—	(4,762)	4,762	—	—
Common dividends ($0.1775 per share)	—	—	(16,924)	—	(16,924)	—	—	(16,924)
Distributions to noncontrolling interests	—	—	—	—	—	(851)	—	(851)
Balance, March 31, 2021	$1,008	$913,236	$(432,895)	$(20,268)	$461,081	$21,933	$—	$483,014

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$4,342	$(28,119)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,150	29,417
Impairment charge	—	45,675
Amortization of deferred financing costs	1,173	757
Equity in earnings of unconsolidated joint ventures	(1,769)	(1,527)
Equity-based compensation expense	3,845	3,789
Amortization of debt (premiums) and discounts, net	127	118
Amortization (accretion) of market rent rate adjustments, net	(213)	362
Straight-line rent adjustments	1,043	(1,872)
Distributions of cumulative earnings from unconsolidated joint ventures	890	1,517
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	2,981	2,210
Accounts payable and accrued expenses	(12,931)	(25,045)
Net cash provided by operating activities	31,276	27,282
INVESTING ACTIVITIES
Additions to rental property	(7,357)	(10,551)
Additions to investments in unconsolidated joint ventures	(7,000)	(261)
Net proceeds from sale of assets	8,129	—
Additions to non-real estate assets	(414)	(677)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,631	3,488
Additions to deferred lease costs	(3,668)	(1,220)
Other investing activities	5,396	2,844
Net cash provided by (used in) investing activities	2,717	(6,377)
FINANCING ACTIVITIES
Cash dividends paid	(16,924)	(33,034)
Distributions to noncontrolling interests in Operating Partnership	(851)	(1,744)
Proceeds from revolving credit facility	—	634,030
Repayments of revolving credit facility	—	(34,200)
Repayments of notes, mortgages and loans	(25,924)	(873)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,637)	(736)
Additions to deferred financing costs	(76)	(65)
Proceeds from common share offering	128,655	—
Proceeds from other financing activities	—	72
Payment for other financing activities	(287)	(549)
Net cash provided by financing activities	82,956	562,901
Effect of foreign currency rate changes on cash and cash equivalents	(60)	(24)
Net increase in cash and cash equivalents	116,889	583,782
Cash and cash equivalents, beginning of period	84,832	16,672
Cash and cash equivalents, end of period	$201,721	$600,454
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2021	December 31, 2020
Assets
Rental property:
Land	$265,714	$265,968
Buildings, improvements and fixtures	2,519,214	2,527,404
	2,784,928	2,793,372
Accumulated depreciation	(1,078,999)	(1,054,993)
Total rental property, net	1,705,929	1,738,379
Cash and cash equivalents	201,564	84,750
Investments in unconsolidated joint ventures	89,482	94,579
Deferred lease costs and other intangibles, net	81,807	84,960
Operating lease right-of-use assets	81,222	81,499
Prepaids and other assets	98,891	104,800
Total assets	$2,258,895	$2,188,967
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,141,074	$1,140,576
Unsecured term loan, net	322,753	347,370
Mortgages payable, net	78,933	79,940
Unsecured lines of credit	—	—
Total debt	1,542,760	1,567,886
Accounts payable and accrued expenses	67,558	87,689
Operating lease liabilities	89,870	90,105
Other liabilities	75,693	84,404
Total liabilities	1,775,881	1,830,084
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at March 31, 2021 and 1,000,000 at December 31, 2020, respectively	5,077	3,334
Limited partners, 4,794,643 and 4,794,643 Class A common units, and 99,694,577 and 92,569,801 Class B common units outstanding at March 31, 2021 and December 31, 2020, respectively	499,339	383,588
Accumulated other comprehensive loss	(21,402)	(28,039)
Total partners’ equity	483,014	358,883
Noncontrolling interests in consolidated partnerships	—	—
Total equity	483,014	358,883
Total liabilities and equity	$2,258,895	$2,188,967
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Rental revenues	$97,467	$108,558
Management, leasing and other services	1,372	1,443
Other revenues	1,855	1,632
Total revenues	100,694	111,633
Expenses:
Property operating	35,311	38,627
General and administrative	16,793	12,584
Impairment charge	—	45,675
Depreciation and amortization	28,150	29,417
Total expenses	80,254	126,303
Other income (expense):
Interest expense	(14,362)	(15,196)
Other income (expense)	(3,505)	220
Total other income (expense)	(17,867)	(14,976)
Income (loss) before equity in earnings of unconsolidated joint ventures	2,573	(29,646)
Equity in earnings of unconsolidated joint ventures	1,769	1,527
Net income (loss)	4,342	(28,119)
Noncontrolling interests in consolidated partnerships	—	(190)
Net income (loss) available to partners	4,342	(28,309)
Net income (loss) available to limited partners	4,295	(28,020)
Net income (loss) available to general partner	$47	$(289)

Basic earnings per common unit:
Net income (loss)	$0.04	$(0.30)
Diluted earnings per common unit:
Net income (loss)	$0.04	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$4,342	$(28,119)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,639	(7,733)
Changes in fair value of cash flow hedges	1,998	(5,676)
Other comprehensive income (loss)	6,637	(13,409)
Comprehensive income (loss)	10,979	(41,528)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	—	(190)
Comprehensive income (loss) attributable to the Operating Partnership	$10,979	$(41,718)
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(289)	(28,020)	—	(28,309)	190	(28,119)
Other comprehensive loss	—	—	(13,409)	(13,409)	—	(13,409)
Compensation under Incentive Award Plan	—	3,889	—	3,889	—	3,889
Grant of 241,038 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit)	(713)	(69,173)	—	(69,886)	—	(69,886)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, March 31, 2020	$3,433	$384,522	$(40,297)	$347,658	$—	$347,658

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	47	4,295	—	4,342	—	4,342
Other comprehensive income	—	—	6,637	6,637	—	6,637
Compensation under Incentive Award Plan	—	3,909	—	3,909	—	3,909
Grant of 469,675 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 100,000 general partner units and 6,767,078 limited partner units	1,874	126,781	—	128,655	—	128,655
Withholding of 111,977 common units for employee income taxes	—	(1,637)	—	(1,637)	—	(1,637)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($0.1775 per common unit)	(178)	(17,597)	—	(17,775)	—	(17,775)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, March 31, 2021	$5,077	$499,339	$(21,402)	$483,014	$—	$483,014

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$4,342	$(28,119)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,150	29,417
Impairment charge	—	45,675
Amortization of deferred financing costs	1,173	757
Equity in earnings of unconsolidated joint ventures	(1,769)	(1,527)
Equity-based compensation expense	3,845	3,789
Amortization of debt (premiums) and discounts, net	127	118
Amortization (accretion) of market rent rate adjustments, net	(213)	362
Straight-line rent adjustments	1,043	(1,872)
Distributions of cumulative earnings from unconsolidated joint ventures	890	1,517
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	2,868	2,552
Accounts payable and accrued expenses	(12,893)	(25,329)
Net cash provided by operating activities	31,201	27,340
INVESTING ACTIVITIES
Additions to rental property	(7,357)	(10,551)
Additions to investments in unconsolidated joint ventures	(7,000)	(261)
Net proceeds from sale of assets	8,129	—
Additions to non-real estate assets	(414)	(677)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,631	3,488
Additions to deferred lease costs	(3,668)	(1,220)
Other investing activities	5,396	2,844
Net cash provided by (used in) investing activities	2,717	(6,377)
FINANCING ACTIVITIES
Cash distributions paid	(17,775)	(34,778)
Proceeds from revolving credit facility	—	634,030
Repayments of revolving credit facility	—	(34,200)
Repayments of notes, mortgages and loans	(25,924)	(873)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,637)	(736)
Additions to deferred financing costs	(76)	(65)
Proceeds from common share offering	128,655	—
Proceeds from other financing activities	—	72
Payment for other financing activities	(287)	(549)
Net cash provided by financing activities	82,956	562,901
Effect of foreign currency on cash and cash equivalents	(60)	(24)
Net increase in cash and cash equivalents	116,814	583,840
Cash and cash equivalents, beginning of period	84,750	16,519
Cash and cash equivalents, end of period	$201,564	$600,359
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2021, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of March 31, 2021, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 100,794,577 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies
Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Accounts Receivable

The current novel COVID-19 pandemic (“COVID-19”) has had, and will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on, among other things, our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to collect rent under our existing leases, our ability to renew and re-lease our leased space, the outlook for the retail environment, bankruptcies and potential further bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and may continue to be in the future materially affected.

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

Historically, our accounts receivable from tenants has not been material; however, given the impacts from the COVID-19 pandemic discussed above, our net accounts receivable balance, which is recorded in prepaids and other assets on the consolidated balance sheet, had increased to approximately $18.8 million at December 31, 2020, but decreased to approximately $12.8 million at March 31, 2021, primarily due to deferred rent collections. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $54.4 million as of March 31, 2021.

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

The duration of the COVID-19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through March 31, 2021. As a result of the actual collections of 2020 deferred rents due to be repaid during the first quarter of 2021, the Company recorded a $1.6 million reversal of rental revenue reserves during the first quarter of 2021 related to prior period rents that were previously deferred. As of March 31, 2021, remaining rental revenue reserves totaled $2.6 million, or 39% of the total remaining 2020 rents deferred or under negotiation.

Based on rents received through April 30, 2021, collections of contractual fixed rents billed of $85.6 million in the first quarter of 2021 for the consolidated portfolio were approximately 95%.

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

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. We can provide no assurance that material impairment charges with respect to our properties will not occur during 2021 or future periods.

3. Disposition of Properties

Disposition of Properties

During the three months ended March 31, 2021, we closed on the sale of a non-core outlet center in Jeffersonville, Ohio.

The following table sets forth certain summarized information regarding properties sold during the three months ended March 31, 2021:

Property (1)	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
2021 Disposition:
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	—
(1) The rental properties sold did not meet the criteria to be reported as discontinued operations.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$1.6	$70.8
RioCan Canada	Various	50.0%	665	87.9	—
				$89.5
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(12.4)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(9.8)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(12.2)	64.3
				$(34.4)

As of December 31, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$2.0	$70.8
RioCan Canada	Various	50.0%	765	92.6	$—
				$94.6
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(12.8)	99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(8.4)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.5)	80.0
				$(40.7)
(1)Net of debt origination costs of $1.3 million as of March 31, 2021 and $1.1 million as of December 31, 2020.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Fee:
Management and marketing	$509	$541
Leasing and other fees	56	20
Expense reimbursements from unconsolidated joint ventures	807	882
Total Fees	$1,372	$1,443

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.4 million and $3.6 million as of March 31, 2021 and December 31, 2020, respectively) are amortized over the various useful lives of the related assets.

Galveston/Houston

In February 2021, the Galveston/Houston joint venture amended its mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. We are providing property management, marketing and leasing services to the outlet center.

RioCan Canada

In March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a loss on the sale of $3.7 million. This includes a $3.6 million charge related to the foreign currency effect of the sale recorded in other income (expense), which had been previously recorded in other comprehensive income.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2021	December 31, 2020
Assets
Land	$83,486	$86,861
Buildings, improvements and fixtures	467,316	471,798
Construction in progress	3,059	2,976
	553,861	561,635
Accumulated depreciation	(151,140)	(145,810)
Total rental property, net	402,721	415,825
Cash and cash equivalents	20,459	21,471
Deferred lease costs and other intangibles, net	4,475	4,849
Prepaids and other assets	18,567	20,478
Total assets	$446,222	$462,623
Liabilities and Owners’ Equity
Mortgages payable, net	$329,249	$344,856
Accounts payable and other liabilities	14,188	17,427
Total liabilities	343,437	362,283
Owners’ equity	102,785	100,340
Total liabilities and owners’ equity	$446,222	$462,623

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2021	2020
Revenues	$20,992	$22,036
Expenses:
Property operating	8,413	9,129
General and administrative	29	139
Depreciation and amortization	5,901	5,906
Total expenses	14,343	15,174
Other income (expense):
Interest expense	(2,945)	(3,735)
Gain on sale of assets	503	—
Other income	59	56
Total other expense	$(2,383)	$(3,679)
Net income	$4,266	$3,183
The Company and Operating Partnership’s share of:
Net income	$1,769	$1,527
Depreciation and amortization (real estate related)	$2,996	$3,018

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2021	December 31, 2020
Unsecured lines of credit	$—	$—
Unsecured term loan	$325,000	$350,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					March 31, 2021		December 31, 2020
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$250,000	$248,136	$250,000	$247,967
Senior notes	3.750%			December 2024	250,000	248,585	250,000	248,493
Senior notes	3.125%			September 2026	350,000	346,909	350,000	346,770
Senior notes	3.875%			July 2027	300,000	297,444	300,000	297,346

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	26,420	27,547	27,343	28,569
Southaven (4)	LIBOR	+	1.80%	April 2021	51,400	51,386	51,400	51,371
Unsecured term loan	LIBOR(5)	+	1.00%	April 2024	325,000	322,753	350,000	347,370
Unsecured lines of credit	LIBOR(5)	+	1.00%	October 2021 (6)	—	—	—	—
					$1,552,820	$1,542,760	$1,578,743	$1,567,886
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)In April 2021 we extended the maturity date 90 days to explore other financing options however, we may extend the loan using our two-year extension option to April 2023, which could require reductions in principal or additional guarantees to comply with extension requirements.
(5)Beginning in June 2020, if LIBOR is less than 0.25% per annum, the rate will be deemed to be 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap.
(6)Unsecured lines of credit have a one-year extension option to extend maturity to October 2022.

Certain of our properties, which had a net book value of approximately $161.7 million at March 31, 2021, serve as collateral for mortgages payable. We maintain unsecured lines of credit that provide for borrowings of up to $600.0 million. The unsecured lines of credit include a $20.0 million liquidity line and a $580.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal. The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of March 31, 2021, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $21.9 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2021, we believe we were in compliance with all of our debt covenants.

Unsecured term loan
In March 2021, we paid down $25.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2021 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2021	$56,270
2022	4,436
2023	254,768
2024	580,140
2025	1,501
Thereafter	655,705
Subtotal	1,552,820
Net discount and debt origination costs	(10,060)
Total	$1,542,760
Given the financial implications of the COVID-19 pandemic, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	March 31, 2021	December 31, 2020
Assets (Liabilities)(1):
Interest rate swaps:
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$—	$(17)
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	—	(75)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	—	(34)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(956)	(1,192)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(936)	(1,901)
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	434	(139)
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	99	—
Total						$(1,359)	$(3,358)
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2021	2020
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$1,998	$(5,676)

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2021:
Assets:
Short-term government securities (cash and cash equivalents)	$194,518	$194,518	$—	$—
Interest rate swaps (prepaids and other assets)	533	—	533	—
Total assets	$195,051	$194,518	$533	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,893	$—	$1,893	$—
Total liabilities	$1,893	$—	$1,893	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2020:
Asset:
Short-term government securities (cash and cash equivalents)	$87,081	$87,081	$—	$—
Total assets	$87,081	$87,081	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$3,358	$—	$3,358	$—
Total liabilities	$3,358	$—	$3,358	$—

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

During the first quarter 2020, we recorded a $45.7 million impairment charge in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value. In the fourth quarter of 2020, we recorded an additional impairment of $19.2 million. The estimated fair value was based on the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates and terminal capitalization rates utilized in this approach were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. The terminal capitalization rate used in the calculation was 7.8% and the discount rate used was 8.5%. These inputs are classified under Level 3 in the fair value hierarchy above. Should the significant assumptions utilized above to determine fair value continue to deteriorate, additional impairments in the future could be possible.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2021	December 31, 2020
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,226,528	1,207,531
Level 3 Significant Unobservable Inputs	406,051	432,272
Total fair value of debt	$1,632,579	$1,639,803

Recorded value of debt	$1,542,760	$1,567,886

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

Dividend Declaration

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

At-the-Market Offering

Under our at-the-market stock offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended March 31,
	2021	2020
Number of common shares settled during the period	6,867,078	—
Average price per share	$19.02	$—
Aggregate gross proceeds (in thousands)	$130,638	$—
Aggregate net proceeds after commissions and fees (in thousands)	$128,655	$—

Share Repurchase Program

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 18, 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the quarters ended March 31, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of March 31, 2021 was approximately $80.0 million. The Company has temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time.

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2021 and March 31, 2020:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Grant of restricted common share awards by the Company, net of forfeitures	—	—	241,038	241,038
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Balance March 31, 2020	1,000,000	4,911,173	92,076,701	96,987,874

Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Grant of restricted common share awards by the Company, net of forfeitures	—	—	469,675	469,675
Issuance of units	100,000	—	6,767,078	6,767,078
Units withheld for employee income taxes	—	—	(111,977)	(111,977)
Balance March 31, 2021	1,100,000	4,794,643	99,694,577	104,489,220

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$4,133	$(26,882)
Less allocation of earnings to participating securities	(207)	(516)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$3,926	$(27,398)
Denominator:
Basic weighted average common shares	94,812	92,500
Effect of notional units	288	—
Effect of outstanding options	717	—
Diluted weighted average common shares	95,817	92,500
Basic earnings per common share:
Net income (loss)	$0.04	$(0.30)
Diluted earnings per common share:
Net income (loss)	$0.04	$(0.30)

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2021, approximately 1.1 million notional units were excluded from the computation and for the three months ended March 31, 2020, approximately 1.5 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2021, approximately 403,000 options were excluded from the computation, as they were anti-dilutive. For the three months ended March 31, 2020, approximately 521,000 options were excluded from the computation, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$4,342	$(28,309)
Less allocation of earnings to participating securities	(207)	(516)
Net income (loss) available to common unitholders of the Operating Partnership	$4,135	$(28,825)
Denominator:
Basic weighted average common units	99,606	97,411
Effect of notional units	288	—
Effect of outstanding options	717	—
Diluted weighted average common units	100,611	97,411
Basic earnings per common unit:
Net income (loss)	$0.04	$(0.30)
Diluted earnings per common unit:
Net income (loss)	$0.04	$(0.30)

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no securities which had a dilutive effect on earnings per common unit for the three months ended March 31, 2021 and 2020.
Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2021 approximately 1.1 million notional units were excluded from the computation and for the three months ended March 31, 2020 approximately 1.5 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2021, approximately 403,000 options were excluded from the computation. For the three months ended March 31, 2020, approximately 521,000 options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Restricted common shares (1)	$2,573	$2,227
Notional unit performance awards (1)	1,149	1,520
Options	123	41
Total equity-based compensation	$3,845	$3,788
(1) The three months ended March 31, 2021 includes the accelerated recognition of compensation cost.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Equity-based compensation expense capitalized	$64	$101

Restricted Common Share and Restricted Share Unit Awards

During February 2021, the Company granted approximately 385,000 restricted common shares and restricted share units to the Company’s non-employee directors and the Company’s senior executive officers. The grant date fair value of the awards was $14.60 per share. The restricted common shares vest ratably over a three year period on January 4th of each year for non-employee directors and on February 15th of each year for senior executive officers. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 112,000 and 57,000 for the three months ended March 31, 2021 and 2020, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $1.6 million and $736,000 for the three months ended March 31, 2021 and 2020, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2021 Performance Share Plan

During February 2021, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2021 Performance Share Plan (the “2021 PSP”) covering the Company's senior executive officers whereby a maximum of approximately 642,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period. The 2021 PSP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, (c) due to death or disability).

The following table sets forth 2021 PSP performance targets and other relevant information about the 2021 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26.0%		-	40.5%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned (3)	642,423
February grant date fair value per share	$9.65
(1)The number of restricted common shares received under the 2021 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2021 PSP awards granted during the three months ended March 31, 2021 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	0.2%
Expected dividend yield (2)	6.5%
Expected volatility (3)	61%
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

2018 Outperformance Plan

On February 15, 2021, the measurement period for the 2018 Outperformance Plan ('the 2018 OPP") expired. Based on the Company’s relative total shareholder return over the three year measurement period, we issued 76,478 restricted common shares in February 2021, with 43,127 vesting immediately and the remaining 33,351 vesting in February one year thereafter, contingent upon continued employment with the Company through the vesting date. Our absolute share price appreciation (or total shareholder return) for the 2018 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2018 OPP.

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2021 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2020	$(23,399)	$(3,186)	$(26,585)	$(1,281)	$(173)	$(1,454)
Other comprehensive income before reclassifications	952	1,508	2,460	57	76	133
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,463	394	3,857	167	20	187
Balance March 31, 2021	$(18,984)	$(1,284)	$(20,268)	$(1,057)	$(77)	$(1,134)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive loss before reclassifications	(7,343)	(5,388)	(12,731)	(390)	(286)	(676)
Reclassification out of accumulated other comprehensive income/loss for interest expense for cash flow hedges	—	(2)	(2)	—	—	—
Balance March 31, 2020	$(32,437)	$(5,791)	$(38,228)	$(1,759)	$(310)	$(2,069)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $905,000 of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of March 31, 2021.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2021 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$(24,680)	$(3,359)	$(28,039)
Other comprehensive income before reclassifications	1,009	1,584	2,593
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,630	414	4,044
Balance March 31, 2021	$(20,041)	$(1,361)	$(21,402)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2020 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive loss before reclassifications	(7,733)	(5,674)	(13,407)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	(2)	(2)
Balance March 31, 2020	$(34,196)	$(6,101)	$(40,297)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $905,000 of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of March 31, 2021.

16.    Lease Agreements

As of March 31, 2021, we were the lessor to over 2,100 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2021 to 2035, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Rental revenues - fixed	$74,919	$86,933
Rental revenues - variable (1)	22,548	21,625
Rental revenues	$97,467	$108,558
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2021	March 31, 2020
Costs relating to construction included in accounts payable and accrued expenses	$15,849	$18,168

Dividends payable were as follows (in thousands):

	As of	As of
	March 31, 2021	March 31, 2020
Dividends payable	$—	$35,108

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Interest paid	$14,125	$14,811

18. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. We have not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

19. Subsequent Events

Dividend Declaration
In April 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on May 14, 2021 to each shareholder of record on March 31, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Senior Notes 3.875%
In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million. Subsequent to the redemption, $100.0 million aggregate principal amount of the Notes remains outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2021 with the three months ended March 31, 2020. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; risks related to uninsured losses; risks related to changes in consumer spending habits; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the potential phasing out of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

General Overview

As of March 31, 2021, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers in 5 states or provinces totaling 2.1 million square feet.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2020 to March 31, 2021 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2020		12,048	32	2,212	7
Dispositions:
Terrell	Third Quarter	(178)	(1)	—	—
Other		3	—	—	—
As of December 31, 2020		11,873	31	2,212	7
Disposition:
Jeffersonville	First Quarter	(412)	(1)
Saint-Saveur	First Quarter			(99)	(1)
Other		(5)
As of March 31, 2021		11,456	30	2,113	6

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2021. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,112	93
Riverhead, New York (1)	100	729,558	88
Rehoboth Beach, Delaware (1)	100	552,841	91
Foley, Alabama	100	554,649	87
Atlantic City, New Jersey (1) (3)	100	487,718	79
San Marcos, Texas	100	471,816	89
Sevierville, Tennessee (1)	100	447,810	97
Savannah, Georgia	100	429,089	98
Myrtle Beach Hwy 501, South Carolina	100	426,523	97
Glendale, Arizona (Westgate)	100	410,753	94
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100
Charleston, South Carolina	100	386,328	97
Lancaster, Pennsylvania	100	375,857	99
Pittsburgh, Pennsylvania	100	373,863	89
Commerce, Georgia	100	371,408	90
Grand Rapids, Michigan	100	357,122	86
Fort Worth, Texas	100	351,741	98
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	98
Southaven, Mississippi (2) (3)	50	324,717	96
Locust Grove, Georgia	100	321,082	95
Gonzales, Louisiana	100	321,066	89
Mebane, North Carolina	100	318,886	99
Howell, Michigan	100	314,438	74
Mashantucket, Connecticut (Foxwoods) (1)	100	311,283	76
Tilton, New Hampshire	100	250,139	79
Hershey, Pennsylvania	100	249,696	98
Hilton Head II, South Carolina	100	206,564	96
Hilton Head I, South Carolina	100	181,670	95
Blowing Rock, North Carolina	100	104,009	88
Totals		11,456,030	92
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,644	98
Ottawa, Ontario	50	357,217	95
Columbus, Ohio (1)	50	355,245	94
Texas City, Texas (Galveston/Houston) (1)	50	352,705	92
National Harbor, Maryland (1)	50	341,156	100
Cookstown, Ontario	50	307,883	92
Total		2,112,850	95
(1)Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended March 31, 2021 and 2020:

	Trailing twelve months ended March 31, 2021(1),(2), (3)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	64	304	$31.56	$64.21	6.63	$21.88
Renewal	216	1,129	$26.49	$0.69	3.30	$26.28

	Trailing twelve months ended March 31, 2020(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	118	504	$36.13	$47.70	7.75	$29.98
Renewal	178	839	$33.32	$0.90	3.90	$33.09
(1)Excludes license agreements, seasonal tenants, and month-to-month leases.
(2)Excludes the Terrell outlet center sold in August 2020.
(3)Excludes the Jeffersonville outlet center sold in January 2021.
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

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

As of April 30, 2021, contractual fixed rents billed during 2020 that were deferred or under negotiation as a direct result of the COVID-19 pandemic and remain outstanding totaled $3.7 million and $2.9 million, respectively. Through April 30, 2021, the Company had collected 83% of 2020 rents deferred until 2021 and had collected 96% of the 2020 deferred rents due to be repaid in the first quarter of 2021, and as a result, the Company recorded a $1.6 million reversal of rental revenue reserves during the first quarter related to prior period rents that were previously deferred. As of March 31, 2021, remaining rental revenue reserves totaled $2.6 million, or 39% of the total remaining 2020 rents deferred or under negotiation.

Based on rents received through April 30, 2021, collections of contractual fixed rents billed of $85.6 million in the first quarter of 2021 for the consolidated portfolio were approximately 95%.

The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. While none of our domestic outlets centers are in markets subject to mandatory closures as April 30, 2021, our two Canadian centers held in the RioCan unconsolidated joint venture are currently under mandated closure with stay at home orders in place through May 19, 2021. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

NET INCOME
Net income in the 2021 period increased $32.5 million to $4.3 million as compared to a $28.1 million loss for the 2020 period. The increase in net income is primarily due to the following:
•The $45.7 million impairment charge recognized in March 2020 at our outlet center in Mashantucket, Connecticut.
•Lower property operating expense due to decreased advertising and promotion expense.

Partially offsetting the impact of the items above were the following items:
•We recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income associated with the sale of our RioCan joint venture outlet center in Saint-Sauveur.
•We recorded $2.4 million of compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance.
•The sale of two operating properties since the first quarter of last year, as discussed below, and
•Lower rental revenues primarily due to lower occupancy, as discussed below.

In the tables below, information set forth for properties disposed includes the Terrell outlet center sold in August 2020 and the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues decreased $11.1 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2021	2020	Increase/(Decrease)
Rental revenues from existing properties	$97,073	$104,296	$(7,223)
Rental revenues from properties disposed	459	2,494	(2,035)
Straight-line rent adjustments	(1,043)	1,873	(2,916)
Lease termination fees	673	164	509
Amortization of above and below market rent adjustments, net	305	(269)	574
	$97,467	$108,558	$(11,091)

Rental revenues decreased primarily due to rent modifications and store closings as a result of recent retailer bankruptcies and brand-wide restructurings, most of which occurred during 2020. Our overall portfolio occupancy rate declined to 91.7% as of the end of the current period compared to 94.3% as of the end of the prior year period.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased $71,000 in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2021	2020	Increase/(Decrease)
Management and marketing	$509	$541	$(32)
Leasing and other fees	56	20	36
Expense reimbursements from unconsolidated joint ventures	807	882	(75)
	$1,372	$1,443	$(71)

OTHER REVENUES
Other revenues increased $223,000 in the 2021 period as compared to the 2020 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2021	2020	Increase/(Decrease)
Other revenues from existing properties	$1,842	$1,595	$247
Other revenues from properties disposed	13	37	(24)
	$1,855	$1,632	$223

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $3.3 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2021	2020	Increase/(Decrease)
Property operating expenses from existing properties	$33,685	$35,502	$(1,817)
Properties operating expenses from properties disposed	571	1,791	(1,220)
Expenses related to unconsolidated joint ventures	808	882	(74)
Other property operating expenses	247	452	(205)
	$35,311	$38,627	$(3,316)

The decrease in property operating expenses at existing properties was primarily due to decreased advertising and promotion expense.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $4.2 million in the 2021 period compared to the 2020 period, primarily as a result of $2.4 million of compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021 and other executive severance. Additionally, the 2021 period included incremental compensation following the 2020 period related to executives hired after March 31, 2020, including our current President and Chief Executive Officer, hired in April 2020, and our Executive Vice President of Operations, hired in October 2020. Also, the 2021 period included increases in other professional and legal fees, some of which are related to collection of rents during the COVID-19 mandated shut downs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.3 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2020 period to the 2021 period (in thousands):

	2021	2020	Increase/(Decrease)
Depreciation and amortization from existing properties	$28,112	$29,136	$(1,024)
Depreciation and amortization from properties disposed	38	281	(243)
	$28,150	$29,417	$(1,267)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Foxwoods property due to impairments recorded in the first and fourth quarters of 2020.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $3.7 million in the 2021 period compared to the 2020 period. In March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

INTEREST EXPENSE
Interest expense decreased $834,000 in the 2021 period compared to the 2020 period. Since March 31, 2020, we lowered the average interest rate on $300 million of variable rate debt by approximately 100 basis points by entering into several interest rate protection agreements. This decrease was partially offset by higher loan cost amortization from the cost of amending our debt covenants during the second quarter of 2020 related to our unsecured lines of credit and our unsecured term loan.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $242,000 in the 2021 period compared to the 2020 period. In the table below, information set forth for properties disposed includes the Saint-Sauveur outlet center in our Canadian joint venture, which was sold in March 2021.

	2021	2020	Increase/(Decrease)
Equity in earnings (losses) from existing properties	$1,579	$1,458	$121
Equity in earnings from properties disposed	190	69	121
	$1,769	$1,527	$242

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

We are a well-known seasoned issuer with a shelf registration that expires in February 2024 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and cash on hand, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make any minimum dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company which will, in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In February 2021, we commenced an at-the-market share offering program (“ATM Offering”) under our shelf registration statement on Form S-3. We may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. The Operating Partnership currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended March 31,
	2021	2020
Number of common shares settled during the period	6,867,078	—
Average price per share	$19.02	$—
Aggregate gross proceeds (in thousands)	$130,638	$—
Aggregate net proceeds after selling commissions (in thousands)	$128,655	$—

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 18, 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the periods ended March 31, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of March 31, 2021 was approximately $80.0 million. The Company has temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time.

In January 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on February 12, 2021 to each shareholder of record on January 29, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In April 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on May 14, 2021 to each shareholder of record on March 31, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a prudent leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our unsecured lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of underperforming assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long term investment approach and utilize multiple sources of capital to meet our requirements.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

In March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. For details of our expected collection of rents billed in the second through fourth quarters of 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic.”

Cash Flows

The following table sets forth our changes in cash flows (in thousands):

	Three months ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$31,201	$27,340	$3,861
Net cash provided by (used in) investing activities	2,717	(6,377)	9,094
Net cash provided by financing activities	82,956	562,901	(479,945)
Effect of foreign currency rate changes on cash and equivalents	(60)	(24)	(36)
Net increase in cash and cash equivalents	$116,814	$583,840	$(467,026)

Operating Activities

The increase in net cash provided by operating activities was primarily due to the collection of rent deferred from April and May of 2020 during the beginning of the COVID-19 pandemic. These rents were payable during the first quarter of 2021.

Investing Activities

The cause for the increase in net cash provided by investing activities was due to the net proceeds of approximately $8.1 from the sale of our Jeffersonville outlet center in the 2021 period and increased distributions in excess of cumulative earnings from unconsolidated joint ventures. These increases were partially offset by the $7.0 million contribution made to the Galveston/Houston joint venture to reduce the principal balance of the mortgage loan. In addition, we had lower additions to rental properties in the 2021 period.

Financing Activities

The primary cause for the decrease in net cash provided by financing activities was our draw down of substantially all of the available capacity under our $600.0 million unsecured lines of credit in March 2020, due to the COVID-19 pandemic. Also impacting the decrease was mortgage repayments during the 2021 period being higher than the 2020 period. These decrease was partially offset by the proceeds from our common share offering of $128.7 million in March 2021 and, in addition, and lower dividend payments in 2021 compared to 2020.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Three months ended March 31,
	2021	2020	Change
Capital expenditures analysis:
New outlet center developments and expansions	$131	$843	$(712)
Major outlet center renovations	23	2,170	(2,147)
Second generation tenant allowances	778	908	(130)
Other capital expenditures	2,634	2,976	(342)
	3,566	6,897	(3,331)
Conversion from accrual to cash basis	3,791	3,654	137
Additions to rental property-cash basis	$7,357	$10,551	$(3,194)
•New developments and expansions decreased due to a suspension of major development projects because of the uncertainty caused by the COVID-19 pandemic.

•Major outlet center renovations in the 2020 period included costs related to bringing two magnet tenants to our Lancaster outlet center.

Potential Future Developments, Acquisitions and Dispositions

We are in the initial study period for potential new developments, including a potential site in Nashville, Tennessee. We may also use joint venture arrangement to develop other potential sites. While temporarily deferred during the pandemic crisis, we have recently restarted our marketing efforts for the planned Nashville development, and as restrictions are lifted potential tenants are making site visits. However, there can be no assurance that these potential future projects will ultimately be developed.

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

Financing Arrangements

As of March 31, 2021, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in February 2024, that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

The extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the timing or effectiveness of any vaccines or treatments, and the direct and indirect economic effects of the pandemic and containment measures, among others. As of March 31, 2021, the Company’s total liquidity was approximately $802 million, including cash and cash equivalents on the Company’s balance sheet and the full undrawn capacity under its $600 million unsecured lines of credit. Based on estimated monthly cash expenditures of approximately $26.3 million (excluding dividends and debt maturities) for the remainder of 2021, we expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic”.

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
In April 2021, Moody’s lowered the company’s credit rating to Baa3, stable. As the Company no longer has a split rating between the rating agencies the pricing over LIBOR for the lines of credit, term loan and facility fee will increase to 1.20%, 1.25% and .25%, respectively, effective May 1, 2021.

Also, in April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million. Subsequent to the redemption, $100.0 million aggregate principal amount of the Notes remains outstanding.

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

As of March 31, 2021, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	45%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	212%

In addition, key financial covenants for our lines of credit and term loan, include the following:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<65% (1)	37%
Secured Indebtedness to Adjusted Unencumbered Asset Value	<35%	5%
EBITDA to Fixed Charges	>1.5	3.3
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<65% (1)	33%
Unencumbered Interest Coverage Ratio	>1.5	3.7
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

CONTRACTUAL OBLIGATIONS

See Note 6 to the consolidated financial statements for additional information on our $25.0 million pay down of our unsecured term loan in March 2021. Other than the foregoing, there were no material changes in our commitments during the three months ended March 31, 2021 under contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2021 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	November 2022	LIBOR + 1.85%	16.8%	11.9
Galveston/Houston (1)	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.3)
	$329.2				$21.9
(1)In February 2021, the Galveston/Houston joint venture amended the mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include principles of consolidation, rental property, impairment of long-lived assets, impairment of investments, revenue recognition and collectibility of operating lease receivables. There were no material changes to these policies in the quarter ended March 31, 2021.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$4,342	$(28,119)
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	27,554	28,801
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,996	3,018
Impairment charge - consolidated	—	45,675
Loss on sale of joint venture property, including foreign currency effect(1)	3,704	—
FFO	38,596	49,375
FFO attributable to noncontrolling interests in other consolidated partnerships	—	(190)
Allocation of earnings to participating securities	(392)	(516)
FFO available to common shareholders (2)	$38,204	$48,669
As further adjusted for:
Compensation related to voluntary retirement plan and other executive severance (3)	2,418	—
Impact of above adjustment to the allocation of earnings to participating securities	(22)	—
Core FFO available to common shareholders (2)	$40,600	$48,669
FFO available to common shareholders per share - diluted (2)	$0.38	$0.50
Core FFO available to common shareholders per share - diluted (2)	$0.40	$0.50

Weighted Average Shares:
Basic weighted average common shares	94,812	92,500
Effect of notional units	288	—
Effect of outstanding options and restricted common shares	717	—
Diluted weighted average common shares (for earnings per share computations)	95,817	92,500
Exchangeable operating partnership units	4,794	4,911
Diluted weighted average common shares (for FFO per share computations) (2)	100,611	97,411
(1)The three months ended March 31, 2021 includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(3)Represents compensation cost related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$4,342	$(28,119)
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,769)	(1,527)
Interest expense	14,362	15,196
Other (income) expense	3,505	(220)
Impairment charge	—	45,675
Depreciation and amortization	28,150	29,417
Other non-property (income) expense	(400)	139
Corporate general and administrative expenses	16,770	12,579
Non-cash adjustments(1)	844	(1,502)
Lease termination fees	(673)	(164)
Portfolio NOI	65,131	71,474
Non-same center NOI(2)	(83)	(741)
Same Center NOI	$65,048	$70,733
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Excluded from Same Center NOI:

Outlet centers sold:
Terrell	August 2020
Jeffersonville	January 2021

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes, depreciation and amortization, gains and losses on sale of operating properties, joint venture properties and other assets, gains and losses on change of control, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive severance, gains and losses on extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
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
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on extinguishment of debt, net, compensation related to voluntary retirement plan and other executive severance and other items that that we do not consider indicative of the Company's ongoing operating performance.
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$4,342	$(28,119)
Adjusted to exclude:
Interest expense	14,362	15,196
Depreciation and amortization	28,150	29,417
Impairment charge - consolidated	—	45,675
Loss on sale of joint venture property, including foreign currency effect (1)	3,704	—
Compensation related to voluntary retirement plan and other executive severance (2)	2,418	—
Adjusted EBITDA	$52,976	$62,169

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$4,342	$(28,119)
Adjusted to exclude:
Interest expense	14,362	15,196
Depreciation and amortization	28,150	29,417
Impairment charge - consolidated	—	45,675
Loss on sale of joint venture property, including foreign currency effect (1)	3,704	—
Pro-rata share of interest expense - unconsolidated joint ventures	1,472	1,867
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,996	3,018
EBITDAre	$55,026	$67,054
Compensation related to executive officer retirement (2)	2,418	—
Adjusted EBITDAre	$57,444	$67,054
(1)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)Represents compensation cost related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021.

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. For a complete discussion of the impact the pandemic is having on our current operations, the steps we have taken to increase liquidity and preserve financial flexibility and the uncertainties around our future operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic.”
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
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2021, we had approximately 1.7 million square feet, or 15% of our consolidated portfolio at that time coming up for renewal during 2021. As of March 31, 2021, we had renewed approximately 40% of this space. In addition, for the rolling twelve months ended March 31, 2021, we completed renewals and re-tenanted space totaling 1.4 million square feet at a blended 2.8% decrease in average base rental rates compared to the expiring rates.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. Our outlook for 2021 remains unchanged. While we are encouraged by the pace of our progress, we continue to anticipate pressure from current vacancies, potential additional store closures and potential rent modifications. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We have recaptured approximately 61,000 square feet within our consolidated portfolio during the three months ended March 31, 2021 related to bankruptcies and brand-wide restructurings by retailers, compared to 332,000 square feet for the three months ended March 31, 2020.

Collections of contractual fixed rents billed in the first quarter of 2021 was approximately 95%. We also continued to collect rents billed for prior periods, including amounts related to 2020 we allowed our tenants to defer to 2021.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2021. Occupancy at our consolidated centers was 91.7% and 94.3% as of March 31, 2021 and 2020, respectively. As a result of COVID-19 and current economic conditions, occupancy could be negatively impacted in the remainder of 2021 and future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $300.0 million. See Note 7 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of March 31, 2021, 5% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $764,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. Changes to our credit ratings could cause our interest rate spread to adjust accordingly. In April 2021, Moody’s lowered the company’s credit rating to Baa3, stable. As the Company no longer has a split rating between the rating agencies the pricing over LIBOR for the lines of credit, term loan and facility fee will increase to 1.20%, 1.25% and .25%, respectively, effective May 1, 2021. As of March 31, 2021, there were no outstanding balances under our unsecured lines of credit. If additional decreases to our credit ratings occurs, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2021	December 31, 2020
Fair value of debt	$1,632,579	$1,639,803
Recorded value of debt	$1,542,760	$1,567,886

A 100 basis point increase from prevailing interest rates at March 31, 2021 and December 31, 2020 would result in a decrease in fair value of total consolidated debt of approximately $54.1 million and $55.8 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2021. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In February 2019, the Company’s Board of Directors authorized the repurchase of an additional $44.3 million of our outstanding common shares for an aggregate authorization of $169.3 million until May 18, 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the quarters ended March 31, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of March 31, 2021 was approximately $80.0 million. The Company has temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 as the June 2020 amendments to our debt agreements for our lines of credit and bank term loan prohibit share repurchases during such time.

The following table summarizes our common share repurchases for the fiscal quarter ended March 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2021 to January 31, 2021	—	$—	—	$80.0
February 1, 2021 to February 29, 2021	—	—	—	80.0
March 1, 2021 to March 31, 2021	—	—	—	80.0
Total	—	$—	—	$80.0

For certain restricted common shares that vested during the three months ended March 31, 2021, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 112,000 for the three months ended March 31, 2021. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1
Tanger Factory Outlet Centers, Inc. Executive Severance and Change of Control Plan, effective March 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated April 6, 2021)

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
DATE: May 7, 2021

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President, Chief Financial Officer and Treasurer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)