Form 10-Q
period 2021-06-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2021-08-03
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, there were 103,957,262 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2021 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2021, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 103,620,580 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2021	December 31, 2020
Assets
Rental property:
Land	$265,714	$265,968
Buildings, improvements and fixtures	2,522,600	2,527,404
	2,788,314	2,793,372
Accumulated depreciation	(1,102,800)	(1,054,993)
Total rental property, net	1,685,514	1,738,379
Cash and cash equivalents	107,612	84,832
Investments in unconsolidated joint ventures	88,868	94,579
Deferred lease costs and other intangibles, net	79,425	84,960
Operating lease right-of-use assets	80,942	81,499
Prepaids and other assets	88,721	105,282
Total assets	$2,131,082	$2,189,531
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$992,592	$1,140,576
Unsecured term loan, net	298,106	347,370
Mortgages payable, net	77,904	79,940
Unsecured lines of credit	—	—
Total debt	1,368,602	1,567,886
Accounts payable and accrued expenses	70,328	88,253
Operating lease liabilities	89,619	90,105
Other liabilities	79,048	84,404
Total liabilities	1,607,597	1,830,648
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 103,620,580 and 93,569,801 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,036	936
Paid in capital	966,409	787,143
Accumulated distributions in excess of net income	(448,368)	(420,104)
Accumulated other comprehensive loss	(18,743)	(26,585)
Equity attributable to Tanger Factory Outlet Centers, Inc.	500,334	341,390
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	23,151	17,493
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	523,485	358,883
Total liabilities and equity	$2,131,082	$2,189,531

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$96,824	$62,273	$194,291	$170,831
Management, leasing and other services	1,359	725	2,731	2,168
Other revenues	3,090	992	4,945	2,624
Total revenues	101,273	63,990	201,967	175,623
Expenses:
Property operating	31,250	28,158	66,561	66,785
General and administrative	15,700	11,566	32,493	24,150
Impairment charge	—	—	—	45,675
Depreciation and amortization	27,732	28,646	55,882	58,063
Total expenses	74,682	68,370	154,936	194,673
Other income (expense):
Interest expense	(13,338)	(16,943)	(27,700)	(32,139)
Loss on early extinguishment of debt	(14,039)	—	(14,039)	—
Other income (expense)	654	408	(2,851)	628
Total other income (expense)	(26,723)	(16,535)	(44,590)	(31,511)
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(132)	(20,915)	2,441	(50,561)
Equity in earnings (losses) of unconsolidated joint ventures	2,728	(2,975)	4,497	(1,448)
Net income (loss)	2,596	(23,890)	6,938	(52,009)
Noncontrolling interests in Operating Partnership	(118)	1,202	(327)	2,629
Noncontrolling interests in other consolidated partnerships	—	—	—	(190)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$2,478	$(22,688)	$6,611	$(49,570)

Basic earnings per common share:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)
Diluted earnings per common share:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,596	$(23,890)	$6,938	$(52,009)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,365	3,357	6,004	(4,376)
Change in fair value of cash flow hedges	237	(498)	2,235	(6,174)
Other comprehensive income (loss)	1,602	2,859	8,239	(10,550)
Comprehensive income (loss)	4,198	(21,031)	15,177	(62,559)
Comprehensive (income) loss attributable to noncontrolling interests	(195)	1,058	(724)	2,971
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$4,003	$(19,973)	$14,453	$(59,588)
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2021	$1,008	$913,236	$(432,895)	$(20,268)	$461,081	$21,933	$—	$483,014
Net income	—	—	2,478	—	2,478	118	—	2,596
Other comprehensive income	—	—	—	1,525	1,525	77	—	1,602
Compensation under Incentive Award Plan	—	2,765	—	—	2,765	—	—	2,765
Issuance of 15,500 common shares upon exercise of options	—	89	—	—	89	—	—	89
Issuance of 2,810,503 common shares	28	52,193	—	—	52,221	—	—	52,221
Adjustment for noncontrolling interests in Operating Partnership	—	(1,874)	—	—	(1,874)	1,874	—	—
Common dividends ($0.1775 per share)	—	—	(17,951)	—	(17,951)	—	—	(17,951)
Distributions to noncontrolling interests	—	—	—	—	—	(851)	—	(851)
Balance, June 30, 2021	$1,036	$966,409	$(448,368)	$(18,743)	$500,334	$23,151	$—	$523,485

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
Net income	—	—	6,611	—	6,611	327	—	6,938
Other comprehensive income	—	—	—	7,842	7,842	397	—	8,239
Compensation under Incentive Award Plan	—	6,674	—	—	6,674	—	—	6,674
Issuance of 15,500 common shares upon exercise of options	—	89	—	—	89	—	—	89
Grant of 469,675 restricted common share awards, net of forfeitures	5	(5)	—	—	—	—	—	—
Issuance of 9,677,581 common shares	96	180,780	—	—	180,876	—	—	180,876
Withholding of 111,977 common shares for employee income taxes	(1)	(1,636)	—	—	(1,637)	—	—	(1,637)
Adjustment for noncontrolling interests in Operating Partnership	—	(6,636)	—	—	(6,636)	6,636	—	—
Common dividends ($0.3550 per share)	—	—	(34,875)	—	(34,875)	—	—	(34,875)
Distributions to noncontrolling interests	—	—	—	—	—	(1,702)	—	(1,702)
Balance, June 30, 2021	$1,036	$966,409	$(448,368)	$(18,743)	$500,334	$23,151	$—	$523,485

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$6,938	$(52,009)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,882	58,063
Impairment charge	—	45,675
Amortization of deferred financing costs	2,320	1,590
Loss on early extinguishment of debt	14,039	—
Equity in (earnings) losses of unconsolidated joint ventures	(4,497)	1,448
Equity-based compensation expense	6,608	7,219
Amortization of debt (premiums) and discounts, net	210	237
Amortization (accretion) of market rent rate adjustments, net	25	411
Straight-line rent adjustments	1,521	677
Distributions of cumulative earnings from unconsolidated joint ventures	4,774	2,092
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	12,619	(35,587)
Accounts payable and accrued expenses	(12,472)	(15,572)
Net cash provided by operating activities	91,605	14,244
INVESTING ACTIVITIES
Additions to rental property	(11,836)	(16,476)
Additions to investments in unconsolidated joint ventures	(7,000)	(5,601)
Net proceeds from sale of assets	8,129	—
Additions to non-real estate assets	(781)	(1,191)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,364	3,093
Additions to deferred lease costs	(4,562)	(1,655)
Other investing activities	6,695	5,009
Net cash provided by (used in) investing activities	4,009	(16,821)
FINANCING ACTIVITIES
Cash dividends paid	(34,875)	(66,563)
Distributions to noncontrolling interests in Operating Partnership	(1,702)	(3,499)
Proceeds from revolving credit facility	—	634,030
Repayments of revolving credit facility	—	(234,200)
Repayments of notes, mortgages and loans	(201,861)	(1,758)
Payment of make-whole premium related to early extinguishment of debt	(12,954)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,637)	(736)
Additions to deferred financing costs	(123)	(1,797)
Proceeds from exercise of options	89	—
Proceeds from common share offering	180,876	—
Proceeds from other financing activities	—	72
Payment for other financing activities	(574)	(835)
Net cash provided by (used in) financing activities	(72,761)	324,714
Effect of foreign currency rate changes on cash and cash equivalents	(73)	(203)
Net increase in cash and cash equivalents	22,780	321,934
Cash and cash equivalents, beginning of period	84,832	16,672
Cash and cash equivalents, end of period	$107,612	$338,606
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2021	December 31, 2020
Assets
Rental property:
Land	$265,714	$265,968
Buildings, improvements and fixtures	2,522,600	2,527,404
	2,788,314	2,793,372
Accumulated depreciation	(1,102,800)	(1,054,993)
Total rental property, net	1,685,514	1,738,379
Cash and cash equivalents	107,204	84,750
Investments in unconsolidated joint ventures	88,868	94,579
Deferred lease costs and other intangibles, net	79,425	84,960
Operating lease right-of-use assets	80,942	81,499
Prepaids and other assets	88,404	104,800
Total assets	$2,130,357	$2,188,967
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$992,592	$1,140,576
Unsecured term loan, net	298,106	347,370
Mortgages payable, net	77,904	79,940
Unsecured lines of credit	—	—
Total debt	1,368,602	1,567,886
Accounts payable and accrued expenses	69,603	87,689
Operating lease liabilities	89,619	90,105
Other liabilities	79,048	84,404
Total liabilities	1,606,872	1,830,084
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at June 30, 2021 and 1,000,000 at December 31, 2020, respectively	4,909	3,334
Limited partners, 4,794,643 and 4,794,643 Class A common units, and 102,520,580 and 92,569,801 Class B common units outstanding at June 30, 2021 and December 31, 2020, respectively	538,376	383,588
Accumulated other comprehensive loss	(19,800)	(28,039)
Total partners’ equity	523,485	358,883
Noncontrolling interests in consolidated partnerships	—	—
Total equity	523,485	358,883
Total liabilities and equity	$2,130,357	$2,188,967
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$96,824	$62,273	$194,291	$170,831
Management, leasing and other services	1,359	725	2,731	2,168
Other revenues	3,090	992	4,945	2,624
Total revenues	101,273	63,990	201,967	175,623
Expenses:
Property operating	31,250	28,158	66,561	66,785
General and administrative	15,700	11,566	32,493	24,150
Impairment charge	—	—	—	45,675
Depreciation and amortization	27,732	28,646	55,882	58,063
Total expenses	74,682	68,370	154,936	194,673
Other income (expense):
Interest expense	(13,338)	(16,943)	(27,700)	(32,139)
Loss on early extinguishment of debt	(14,039)	—	(14,039)	—
Other income (expense)	654	408	(2,851)	628
Total other income (expense)	(26,723)	(16,535)	(44,590)	(31,511)
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(132)	(20,915)	2,441	(50,561)
Equity in earnings (losses) of unconsolidated joint ventures	2,728	(2,975)	4,497	(1,448)
Net income (loss)	2,596	(23,890)	6,938	(52,009)
Noncontrolling interests in consolidated partnerships	—	—	—	(190)
Net income (loss) available to partners	2,596	(23,890)	6,938	(52,199)
Net income (loss) available to limited partners	2,569	(23,649)	6,864	(51,669)
Net income (loss) available to general partner	$27	$(241)	$74	$(530)

Basic earnings per common unit:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)
Diluted earnings per common unit:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,596	$(23,890)	$6,938	$(52,009)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,365	3,357	6,004	(4,376)
Changes in fair value of cash flow hedges	237	(498)	2,235	(6,174)
Other comprehensive income (loss)	1,602	2,859	8,239	(10,550)
Comprehensive income (loss)	4,198	(21,031)	15,177	(62,559)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	—	—	—	(190)
Comprehensive income (loss) attributable to the Operating Partnership	$4,198	$(21,031)	$15,177	$(62,749)
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2020	$3,433	$384,522	$(40,297)	$347,658	$—	$347,658
Net loss	(241)	(23,649)	—	(23,890)	—	(23,890)
Other comprehensive income	—	—	2,859	2,859	—	2,859
Compensation under Incentive Award Plan	—	3,532	—	3,532	—	3,532
Grant of 389,308 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 6,258 deferred units	—	—	—	—	—	—
Common distributions	—	(176)	—	(176)	—	(176)
Balance, June 30, 2020	$3,192	$364,229	$(37,438)	$329,983	$—	$329,983

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(530)	(51,669)	—	(52,199)	190	(52,009)
Other comprehensive loss	—	—	(10,550)	(10,550)	—	(10,550)
Compensation under Incentive Award Plan	—	7,421	—	7,421	—	7,421
Grant of 630,346 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 6,258 deferred units	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per unit)	(713)	(69,349)	—	(70,062)	—	(70,062)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, June 30, 2020	$3,192	$364,229	$(37,438)	$329,983	$—	$329,983

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2021	$5,077	$499,339	$(21,402)	$483,014	$—	$483,014
Net income	27	2,569	—	2,596	—	2,596
Other comprehensive income	—	—	1,602	1,602	—	1,602
Compensation under Incentive Award Plan	—	2,765	—	2,765	—	2,765
Issuance of 15,500 common units upon exercise of options	—	89	—	89	—	89
Issuance of 2,810,503 common units	—	52,221	—	52,221	—	52,221
Common distributions ($0.1775 per unit)	(195)	(18,607)	—	(18,802)	—	(18,802)
Balance, June 30, 2021	$4,909	$538,376	$(19,800)	$523,485	$—	$523,485

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	74	6,864	—	6,938	—	6,938
Other comprehensive income	—	—	8,239	8,239	—	8,239
Compensation under Incentive Award Plan	—	6,674	—	6,674	—	6,674
Issuance of 15,500 common units upon exercise of options	—	89	—	89	—	89
Grant of 469,675 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 9,677,581 common units	1,874	179,002	—	180,876	—	180,876
Withholding of 111,977 common units for employee income taxes	—	(1,637)	—	(1,637)	—	(1,637)
Common distributions ($0.3550 per unit)	(373)	(36,204)	—	(36,577)	—	(36,577)
Balance, June 30, 2021	$4,909	$538,376	$(19,800)	$523,485	$—	$523,485

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$6,938	$(52,009)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,882	58,063
Impairment charge	—	45,675
Amortization of deferred financing costs	2,320	1,590
Loss on early extinguishment of debt	14,039	—
Equity in (earnings) losses of unconsolidated joint ventures	(4,497)	1,448
Equity-based compensation expense	6,608	7,219
Amortization of debt (premiums) and discounts, net	210	237
Amortization (accretion) of market rent rate adjustments, net	25	411
Straight-line rent adjustments	1,521	677
Distributions of cumulative earnings from unconsolidated joint ventures	4,774	2,092
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	12,454	(35,696)
Accounts payable and accrued expenses	(12,633)	(15,490)
Net cash provided by operating activities	91,279	14,217
INVESTING ACTIVITIES
Additions to rental property	(11,836)	(16,476)
Additions to investments in unconsolidated joint ventures	(7,000)	(5,601)
Net proceeds from sale of assets	8,129	—
Additions to non-real estate assets	(781)	(1,191)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,364	3,093
Additions to deferred lease costs	(4,562)	(1,655)
Other investing activities	6,695	5,009
Net cash provided by (used in) investing activities	4,009	(16,821)
FINANCING ACTIVITIES
Cash distributions paid	(36,577)	(70,062)
Proceeds from revolving credit facility	—	634,030
Repayments of revolving credit facility	—	(234,200)
Repayments of notes, mortgages and loans	(201,861)	(1,758)
Payment of make-whole premium related to early extinguishment of debt	(12,954)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,637)	(736)
Additions to deferred financing costs	(123)	(1,797)
Proceeds from exercise of options	89	—
Proceeds from the Company’s common share offering	180,876	—
Proceeds from other financing activities	—	72
Payment for other financing activities	(574)	(835)
Net cash provided by (used in) financing activities	(72,761)	324,714
Effect of foreign currency on cash and cash equivalents	(73)	(203)
Net increase in cash and cash equivalents	22,454	321,907
Cash and cash equivalents, beginning of period	84,750	16,519
Cash and cash equivalents, end of period	$107,204	$338,426
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2021, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of June 30, 2021, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 103,620,580 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

COVID-19 pandemic

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

Accounts Receivable

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

Historically, our accounts receivable from tenants has not been material; however, given the impacts from the COVID-19 pandemic discussed above, our net accounts receivable balance, which is recorded in prepaids and other assets on the consolidated balance sheet, had increased to approximately $18.8 million at December 31, 2020, but decreased to approximately $3.7 million at June 30, 2021, primarily due to collections of deferred April and May 2020 rents during the first six months of 2021. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $53.9 million as of June 30, 2021.

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

3. Disposition of Properties

Disposition of Properties

The following table sets forth certain summarized information regarding properties sold during the six months ended June 30, 2021:

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

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$1.5	$70.8
RioCan Canada	Various	50.0%	665	87.4	—
				$88.9
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(16.2)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(10.3)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(12.8)	64.3
				$(39.3)

As of December 31, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$2.0	$70.8
RioCan Canada	Various	50.0%	765	92.6	$—
				$94.6
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(12.8)	99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(8.4)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.5)	80.0
				$(40.7)
(1)Net of debt origination costs of $1.2 million as of June 30, 2021 and $1.1 million as of December 31, 2020.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Fee:
Management and marketing	$537	$144	$1,045	$685
Leasing and other fees	103	15	159	35
Expense reimbursements from unconsolidated joint ventures	719	566	1,527	1,448
Total Fees	$1,359	$725	$2,731	$2,168

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.4 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively) are amortized over the various useful lives of the related assets.

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

The table below summarizes the impairment charge taken during the second quarter of 2020 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2020	Saint-Sauveur	$6,181	$3,091
(1)The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2021	December 31, 2020
Assets
Land	$84,114	$86,861
Buildings, improvements and fixtures	470,374	471,798
Construction in progress	871	2,976
	555,359	561,635
Accumulated depreciation	(157,134)	(145,810)
Total rental property, net	398,225	415,825
Cash and cash equivalents	25,932	21,471
Deferred lease costs and other intangibles, net	4,172	4,849
Prepaids and other assets	14,377	20,478
Total assets	$442,706	$462,623
Liabilities and Owners’ Equity
Mortgages payable, net	$329,314	$344,856
Accounts payable and other liabilities	12,752	17,427
Total liabilities	342,066	362,283
Owners’ equity	100,640	100,340
Total liabilities and owners’ equity	$442,706	$462,623

	Three months ended		Six months ended
Condensed Combined Statements of Operations	June 30,		June 30,
- Unconsolidated Joint Ventures	2021	2020	2021	2020
Revenues	$22,601	$16,475	$43,594	$38,512
Expenses:
Property operating	8,448	6,860	16,862	15,989
General and administrative	58	123	86	262
Asset impairment	—	6,181	—	6,181
Depreciation and amortization	5,763	5,903	11,664	11,809
Total expenses	14,269	19,067	28,612	34,241
Other income (expense):
Interest expense	(2,910)	(3,232)	(5,855)	(6,967)
Gain on sale of assets	—	—	503	—
Other income	96	6	154	61
Total other expense	(2,814)	(3,226)	(5,198)	(6,906)
Net income (loss)	$5,518	$(5,818)	$9,784	$(2,635)
The Company and Operating Partnership’s share of:
Net income (loss)	$2,728	$(2,975)	$4,497	$(1,448)
Depreciation and amortization (real estate related)	$2,913	$3,017	$5,909	$6,035

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $600.0 million as of June 30, 2021. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2021	December 31, 2020
Unsecured lines of credit	$—	$—
Unsecured term loan	$300,000	$350,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					June 30, 2021		December 31, 2020
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$100,000	$99,322	$250,000	$247,967
Senior notes	3.750%			December 2024	250,000	248,678	250,000	248,493
Senior notes	3.125%			September 2026	350,000	347,049	350,000	346,770
Senior notes	3.875%			July 2027	300,000	297,543	300,000	297,346

Mortgages payable:
Atlantic City (2)(3)	5.14%	-	7.65%	November 2021- December 2026	25,481	26,511	27,343	28,569
Southaven (4)	LIBOR	+	1.80%	July 2021	51,400	51,393	51,400	51,371
Unsecured term loan	LIBOR(5)	+	1.25%	April 2024	300,000	298,106	350,000	347,370
Unsecured lines of credit (6)	LIBOR(5)	+	1.20%	October 2021	—	—	—	—
					$1,376,881	$1,368,602	$1,578,743	$1,567,886
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)In July 2021, we extended the maturity date 90 days to explore other financing options; however, the loan may be extended using the original two-year extension option to April 2023. Such extension may require a reduction in principal.
(5)As of June 30, 2021 until we amended our credit facilities in July 2021, if LIBOR was less than 0.25% per annum, the rate was deemed to be 0.25% for the portions of the lines of credit and bank term loan that were not fixed with an interest rate swap.
(6)In July 2021, we amended our unsecured lines of credit and extended the maturity date from October 2021 to July 2025, which may be extended by an additional year by exercising two six-month extension options. The amendment eliminated the LIBOR floor, which was previously 0.25%, and entitles us to a one basis point annual reduction in the interest rate if we meet certain sustainability thresholds. Other pricing terms remained the same. The lines provide for borrowings of up to $520.0 million, including a $20.0 million liquidity line and a $500.0 million syndicated line. A 0.25% facility fee is due annually on the entire committed amount of each facility. In certain circumstances, total line capacity may be increased to $1.2 billion through an accordion feature in the syndicated line.

Certain of our properties, which had a net book value of approximately $159.9 million at June 30, 2021, serve as collateral for mortgages payable. As of June 30, 2021, we maintained unsecured lines of credit that provided for borrowings of up to $600.0 million. The unsecured lines of credit as of June 30, 2021 included a $20.0 million liquidity line and a $580.0 million syndicated line. Following the amendment to our unsecured lines of credit in July 2021, our unsecured lines of credit provide for borrowings of up to $520.0 million, including a $20.0 million liquidity line and a $500.0 million syndicated line. As of June 30, 2021 and following the July 2021 amendments, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal. The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of June 30, 2021, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $21.9 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2021, we believe we were in compliance with all of our debt covenants.

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the outstanding balance to $300.0 million as of June 30, 2021.

Senior Notes 3.875%
In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million and the write off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to the redemption, $100.0 million aggregate principal amount of the Notes remains outstanding.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2021 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2021	$55,331
2022	4,436
2023	104,768
2024	555,140
2025	1,501
Thereafter	655,705
Subtotal	1,376,881
Net discount and debt origination costs	(8,279)
Total	$1,368,602

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

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	June 30, 2021	December 31, 2020
Assets (Liabilities)(1):
Interest rate swaps:
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$—	$(17)
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	—	(75)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	—	(34)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(868)	(1,192)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(794)	(1,901)
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	438	(139)
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	101	—
Total						$(1,123)	$(3,358)
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$237	$(498)	$2,235	$(6,174)

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2021:
Assets:
Short-term government securities (cash and cash equivalents)	$101,900	$101,900	$—	$—
Interest rate swaps (prepaids and other assets)	539	—	539	—
Total assets	$102,439	$101,900	$539	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,662	$—	$1,662	$—
Total liabilities	$1,662	$—	$1,662	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2020:
Asset:
Short-term government securities (cash and cash equivalents)	$87,081	$87,081	$—	$—
Total assets	$87,081	$87,081	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$3,358	$—	$3,358	$—
Total liabilities	$3,358	$—	$3,358	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2021	December 31, 2020
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,078,747	1,207,531
Level 3 Significant Unobservable Inputs	379,822	432,272
Total fair value of debt	$1,458,569	$1,639,803

Recorded value of debt	$1,368,602	$1,567,886

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

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of common shares settled during the period (1)	2,810,503	—	9,677,581	—
Average price per share (1)	$18.85	$—	$18.97	$—
Aggregate gross proceeds (in thousands)	$52,977	$—	$183,615	$—
Aggregate net proceeds after commissions and fees (in thousands) (1)	$52,221	$—	$180,876	$—
(1)In July 2021, we had an additional 331,682 shares settle at an average price per share of $18.85 with aggregate net proceeds after commissions and fees of $6.2 million.

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and six months ended June 30, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of June 30, 2021 was approximately $80.0 million. The Company temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the repurchase covenant.

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

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2021 and June 30, 2020:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance March 31, 2020	1,000,000	4,911,173	92,076,701	96,987,874
Grant of restricted common share awards by the Company, net of forfeitures	—	—	389,308	389,308
Issuance of deferred units	—	—	6,258	6,258
Balance June 30, 2020	1,000,000	4,911,173	92,472,267	97,383,440

Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Grant of restricted common share awards by the Company, net of forfeitures	—	—	630,346	630,346
Issuance of deferred units	—	—	6,258	6,258
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Balance June 30, 2020	1,000,000	4,911,173	92,472,267	97,383,440

Balance March 31, 2021	1,100,000	4,794,643	99,694,577	104,489,220
Options exercised	—	—	15,500	15,500
Issuance of units	—	—	2,810,503	2,810,503
Balance June 30, 2021	1,100,000	4,794,643	102,520,580	107,315,223

Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Options exercised	—	—	15,500	15,500
Grant of restricted common share awards by the Company, net of forfeitures	—	—	469,675	469,675
Issuance of units	100,000	—	9,577,581	9,577,581
Units withheld for employee income taxes	—	—	(111,977)	(111,977)
Balance June 30, 2021	1,100,000	4,794,643	102,520,580	107,315,223

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$2,478	$(22,688)	$6,611	$(49,570)
Less allocation of earnings to participating securities	(196)	(176)	(403)	(692)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$2,282	$(22,864)	$6,208	$(50,262)
Denominator:
Basic weighted average common shares	100,409	92,632	97,504	92,569
Effect of notional units	818	—	685	—
Effect of outstanding options	771	—	728	—
Diluted weighted average common shares	101,998	92,632	98,917	92,569
Basic earnings per common share:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)
Diluted earnings per common share:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2021, approximately 140,000 notional units were excluded from the computation and for both the three and six months ended June 30, 2020, approximately 1.7 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and six months ended June 30, 2021, approximately 360,000 options were excluded from the computation, as they were anti-dilutive. For both the three and six months ended June 30, 2020, approximately 1.5 million options were excluded from the computation, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$2,596	$(23,890)	$6,938	$(52,199)
Less allocation of earnings to participating securities	(196)	(176)	(403)	(692)
Net income (loss) available to common unitholders of the Operating Partnership	$2,400	$(24,066)	$6,535	$(52,891)
Denominator:
Basic weighted average common units	105,204	97,543	102,299	97,480
Effect of notional units	818	—	685	—
Effect of outstanding options	771	—	728	—
Diluted weighted average common units	106,793	97,543	103,712	97,480
Basic earnings per common unit:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)
Diluted earnings per common unit:
Net income (loss)	$0.02	$(0.25)	$0.06	$(0.54)

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2021 approximately 140,000 notional units were excluded from the computation and for both the three and six months ended June 30, 2020 approximately 1.7 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and six months ended June 30, 2021, approximately 360,000 options were excluded from the computation. For both the three and six months ended June 30, 2020, approximately 1.5 million options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted common shares (1)	$1,539	$1,895	$4,112	$4,121
Notional unit performance awards (1)	1,147	1,461	2,296	2,982
Options	77	75	200	116
Total equity-based compensation	$2,763	$3,431	$6,608	$7,219
(1)    The six months ended June 30, 2021 includes the accelerated recognition of compensation cost.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity-based compensation expense capitalized	$2	$101	$66	$202

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

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 112,000 and 57,000 for the six months ended June 30, 2021 and 2020, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $1.6 million and $736,000 for the six months ended June 30, 2021 and 2020, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The following table sets forth 2021 PSP performance targets and other relevant information about the 2021 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26.0%		-	40.5%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned	642,423
February grant date fair value per share	$9.65
(1)The number of restricted common shares received under the 2021 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2021 PSP awards granted during the six months ended June 30, 2021 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2021	$(18,984)	$(1,284)	$(20,268)	$(1,057)	$(77)	$(1,134)
Other comprehensive income (loss) before reclassifications	1,299	(86)	1,213	66	(5)	61
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	312	312	—	16	16
Balance June 30, 2021	$(17,685)	$(1,058)	$(18,743)	$(991)	$(66)	$(1,057)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2020	$(23,399)	$(3,186)	$(26,585)	$(1,281)	$(173)	$(1,454)
Other comprehensive income before reclassifications	2,251	1,422	3,673	123	71	194
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,463	706	4,169	167	36	203
Balance June 30, 2021	$(17,685)	$(1,058)	$(18,743)	$(991)	$(66)	$(1,057)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2020	$(32,437)	$(5,791)	$(38,228)	$(1,759)	$(310)	$(2,069)
Other comprehensive income (loss) before reclassifications	3,188	(1,565)	1,623	169	(83)	86
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	1,092	1,092	—	58	58
Balance June 30, 2020	$(29,249)	$(6,264)	$(35,513)	$(1,590)	$(335)	$(1,925)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive loss before reclassifications	(4,155)	(6,953)	(11,108)	(221)	(369)	(590)
Reclassification out of accumulated other comprehensive income (loss) for interest expense for cash flow hedges	—	1,090	1,090	—	58	58
Balance June 30, 2020	$(29,249)	$(6,264)	$(35,513)	$(1,590)	$(335)	$(1,925)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $1.1 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of June 30, 2021.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2021	$(20,041)	$(1,361)	$(21,402)
Other comprehensive income (loss) before reclassifications	1,365	(91)	1,274
Reclassification out of accumulated other comprehensive income (loss) into interest expense for cash flow hedges	—	328	328
Balance June 30, 2021	$(18,676)	$(1,124)	$(19,800)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$(24,680)	$(3,359)	$(28,039)
Other comprehensive income before reclassifications	2,374	1,493	3,867
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,630	742	4,372
Balance June 30, 2021	$(18,676)	$(1,124)	$(19,800)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2020 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2020	$(34,196)	$(6,101)	$(40,297)
Other comprehensive income (loss) before reclassifications	3,357	(1,648)	1,709
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	1,150	1,150
Balance June 30, 2020	$(30,839)	$(6,599)	$(37,438)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive loss before reclassifications	(4,376)	(7,322)	(11,698)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	1,148	1,148
Balance June 30, 2020	$(30,839)	$(6,599)	$(37,438)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $1.1 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of June 30, 2021.

16.    Lease Agreements

As of June 30, 2021, we were the lessor to over 2,100 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2021 to 2035, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Rental revenues - fixed	$71,847	$48,515	$146,766	$135,448
Rental revenues - variable (1)	24,977	13,758	47,525	35,383
Rental revenues	$96,824	$62,273	$194,291	$170,831
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

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2021	June 30, 2020
Costs relating to construction included in accounts payable and accrued expenses	$16,790	$22,106

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Interest paid	$25,559	$29,749

18. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. We have not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

19. Subsequent Events

Dividend Declaration

In July 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on August 13, 2021 to each shareholder of record on July 30, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Unsecured Lines of Credit Extension

In July 2021, we amended our unsecured lines of credit and extended the maturity date from October 2021 to July 2025, which may be extended by an additional year by exercising two six-month extension options. The amendment eliminated the LIBOR floor, which was previously 0.25%, and entitles us to a one basis point annual reduction in the interest rate if we meet certain sustainability thresholds. Other pricing terms remained the same. The lines provide for borrowings of up to $520.0 million, including a $20.0 million liquidity line and a $500.0 million syndicated line. A 0.25% facility fee is due annually on the entire committed amount of each facility. In certain circumstances, total line capacity may be increased to $1.2 billion through an accordion feature in the syndicated line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Currently, one of the most significant factors, however, is the adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows, compliance with debt covenants and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the acceptance or effectiveness of vaccines or treatments, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

General Overview

As of June 30, 2021, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers in 5 states or provinces totaling 2.1 million square feet.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2020 to June 30, 2021 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2020		12,048	32	2,212	7
Dispositions:
Terrell	Third Quarter	(178)	(1)	—	—
Other		3	—	—	—
As of December 31, 2020		11,873	31	2,212	7
Disposition:
Jeffersonville	First Quarter	(412)	(1)
Saint-Saveur	First Quarter			(99)	(1)
Other		(5)
As of June 30, 2021		11,456	30	2,113	6

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2021. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	93
Riverhead, New York (1)	100	729,558	90
Foley, Alabama	100	554,649	88
Rehoboth Beach, Delaware (1)	100	552,841	92
Atlantic City, New Jersey (1) (3)	100	487,718	82
San Marcos, Texas	100	471,816	91
Sevierville, Tennessee (1)	100	447,810	98
Savannah, Georgia	100	429,089	96
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Glendale, Arizona (Westgate)	100	410,753	95
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100
Charleston, South Carolina	100	386,328	99
Lancaster, Pennsylvania	100	375,857	99
Pittsburgh, Pennsylvania	100	373,863	90
Commerce, Georgia	100	371,408	93
Grand Rapids, Michigan	100	357,127	88
Fort Worth, Texas	100	351,741	98
Daytona Beach, Florida	100	351,721	100
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,720	99
Locust Grove, Georgia	100	321,082	99
Gonzales, Louisiana	100	321,066	96
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	74
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	77
Tilton, New Hampshire	100	250,139	80
Hershey, Pennsylvania	100	249,696	97
Hilton Head II, South Carolina	100	206,564	100
Hilton Head I, South Carolina	100	181,670	91
Blowing Rock, North Carolina	100	104,009	88
Totals		11,456,020	93
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,644	97
Ottawa, Ontario	50	357,209	95
Columbus, Ohio (1)	50	355,245	96
Texas City, Texas (Galveston/Houston) (1)	50	352,705	95
National Harbor, Maryland (1)	50	341,156	99
Cookstown, Ontario	50	307,883	92
Total		2,112,842	96
(1)Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended June 30, 2021 and 2020:

	Trailing twelve months ended June 30, 2021(1),(2), (3)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	65	321	$26.35	$50.76	5.81	$17.61
Renewal	245	1,236	$26.60	$0.62	3.17	$26.40

	Trailing twelve months ended June 30, 2020(1),(2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	111	510	$35.67	$48.85	7.72	$29.34
Renewal	185	935	$27.36	$0.95	3.91	$27.12
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

As of June 30, 2021, contractual fixed rents billed during 2020 that were deferred as a direct result of the COVID-19 pandemic and remain outstanding totaled $1.4 million. Through July 30, 2021, the Company had collected 94% of 2020 rents deferred until 2021 and had collected 98% of the 2020 deferred rents due to be repaid through the second quarter of 2021.

The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

NET INCOME (LOSS)
Net income in the 2021 period increased $26.5 million to $2.6 million as compared to a $23.9 million loss for the 2020 period. The increase in net income is primarily due to the following:
•the prior year period was heavily impacted by the COVID-19 pandemic and had significant revenue reductions,
•increased variable revenue derived from tenant sales due to the mandatory closure of the vast majority of stores in our outlet centers by local and state authorities for a portion of the 2020 period, and
•the 2020 period included our share of an impairment charge totaling $3.1 million in equity in earnings that related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.

Partially offsetting the impact of the items above were the following items:
•the current period included a loss on the early extinguishment of debt of $14.0 million, and
•the sale of two operating properties since the first quarter of last year, as discussed below.

In the tables below, information set forth for properties disposed includes the Terrell outlet center sold in August 2020 and the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $34.6 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2021	2020	Increase/(Decrease)
Rental revenues from existing properties	$97,405	$61,739	$35,666
Rental revenues from properties disposed	(85)	1,526	(1,611)
Straight-line rent adjustments	(478)	(2,549)	2,071
Lease termination fees	127	1,513	(1,386)
Amortization of above and below market rent adjustments, net	(145)	44	(189)
	$96,824	$62,273	$34,551

The prior year period includes the impact of a $33.9 million COVID-19 pandemic-related revenue reduction. In addition, variable revenues, which are derived from tenant sales, are also driving the increase over the prior year as the vast majority of stores in our outlet centers were under mandated closure by local and state authorities for a portion of the 2020 period.

During 2020 we recognized a write-off of revenue of approximately $3.7 million of straight-line rents associated with tenant bankruptcies and uncollectible accounts.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $634,000 in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2021	2020	Increase/(Decrease)
Management and marketing	$537	$144	$393
Leasing and other fees	103	15	88
Expense reimbursements from unconsolidated joint ventures	719	566	153
	$1,359	$725	$634

Management, leasing and other service revenue increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The COVID-19 pandemic resulted in materially lower rental revenues received during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues increased $2.1 million in the 2021 period as compared to the 2020 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2021	2020	Increase/(Decrease)
Other revenues from existing properties	$3,088	$961	$2,127
Other revenues from properties disposed	2	31	(29)
	$3,090	$992	$2,098

Other revenues from existing properties increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The 2020 period included large reductions in variable vending and other revenue sources due to the mandatory closure of the vast majority of stores for a portion of the 2020 period as discussed above.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $3.1 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2021	2020	Increase/(Decrease)
Property operating expenses from existing properties	$31,562	$26,002	$5,560
Properties operating expenses from properties disposed	(1,726)	1,151	(2,877)
Expenses related to unconsolidated joint ventures	719	566	153
Other property operating expenses	695	439	256
	$31,250	$28,158	$3,092

Property operating expenses at existing properties increased in the 2021 period compared to the 2020 period primarily due to the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic in 2020 as well as operating the centers under reduced hours when the stores reopened.

The 2021 period for properties disposed includes $1.7 million in net proceeds received from the successful appeal of property taxes for tax years prior to disposition.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $4.1 million in the 2021 period compared to the 2020 period. The 2021 period includes higher compensation costs due to the addition of certain executives and other key employees added to drive certain of the our operational and growth initiatives and increases in other professional and legal fees, some of which are related to collection of rents from periods during the COVID-19 mandated shut downs. The 2020 period included temporary reductions in compensation costs of our executive officers and other employees and virtually all travel and entertainment expenses were eliminated during the period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $914,000 in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2020 period to the 2021 period (in thousands):

	2021	2020	Increase/(Decrease)
Depreciation and amortization from existing properties	$27,732	$28,365	$(633)
Depreciation and amortization from properties disposed	—	281	(281)
	$27,732	$28,646	$(914)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Foxwoods property due to impairments recorded in the first and fourth quarters of 2020.

INTEREST EXPENSE
Interest expense decreased $3.6 million in the 2021 period compared to the 2020 period for the following reasons:

•In April 2021, we completed the partial early redemption of $150.0 million of our 3.875% senior notes due December 2023 (the “Notes).
•During the first six months of 2021, we paid down $50.0 million of borrowings under our unsecured term loan.
•Interest rate swap agreements in place during the 2021 period compared to the 2020 period had lower average interest rates.
•The 2020 period included interest expense related to borrowing approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility as a result of the COVID-19 pandemic. In June 2020, we repaid $200.0 million of these borrowings. During the 2021 period we had no borrowings under our unsecured lines of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
As part of completing the partial redemption of the Notes, we paid a make-whole premium of $13.0 million and expensed approximately $1.0 million of unamortized debt origination costs and debt discount related to the Notes.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures increased approximately $5.7 million in the 2021 period compared to the 2020 period. In the table below, information set forth for property disposed includes the Saint-Sauveur outlet center in our Canadian joint venture, which was sold in March 2021.

	2021	2020	Increase/(Decrease)
Equity in earnings from existing properties	$2,728	$156	$2,572
Equity in losses from property disposed	—	(3,131)	3,131
	$2,728	$(2,975)	$5,703

Equity in earnings of unconsolidated joint ventures from existing properties increased due to the impact of COVID-19 on revenues in the previous year.

Equity in earnings from the property disposed includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

NET INCOME (LOSS)
Net income increased $58.9 million in the 2021 period to net income of $6.9 million as compared to net loss of $52.0 million for the 2020 period. The increase in net income is primarily due to the following:
•the prior year period was heavily impacted by the COVID-19 pandemic and had significant revenue reductions,
•increased variable revenue derived from tenant sales due to the mandatory closure of the vast majority of stores in our outlet centers by local and state authorities for a portion of the 2020 period,
•the 2020 period included a $45.7 million impairment charge recognized in March 2020 on the outlet center in Mashantucket, Connecticut, and
•the 2020 period included our share of an impairment charge totaling $3.1 million in equity in earnings that related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.

Partially offsetting the impact of the items above were the following items:
•we recognized in the current period a loss on the early extinguishment of debt of $14.0 million,
•we recorded in the current period a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income associated with the sale of our RioCan joint venture outlet center in Saint-Sauveur.
•we recorded $2.4 million of compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance. and
•we sold two operating properties since the first quarter of last year, as discussed below.

In the tables below, information set forth for properties disposed includes the Terrell outlet center sold in August 2020 and the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $23.5 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2021	2020	Increase/(Decrease)
Rental revenues from existing properties	$194,476	$166,036	$28,440
Rental revenues from properties disposed	375	4,021	(3,646)
Straight-line rent adjustments	(1,521)	(677)	(844)
Lease termination fees	800	1,677	(877)
Amortization of above and below market rent adjustments, net	161	(226)	387
	$194,291	$170,831	$23,460

The prior year period included the impact of the $33.9 million COVID-19 pandemic-related revenue reduction. In addition, variable revenues which is derived from tenant sales is also driving the increase over prior year due to the mandated store closures by local and state authorities for a portion of the 2020 period discussed above.

In addition in the prior year, we recognized a write-off of revenue of approximately $3.7 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $563,000 in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2021	2020	Increase/(Decrease)
Management and marketing	$1,045	$685	$360
Leasing and other fees	159	35	124
Expense reimbursements from unconsolidated joint ventures	1,527	1,448	79
Total Fees	$2,731	$2,168	$563

Management, leasing and other service revenue increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The COVID-19 pandemic resulted in materially lower rental revenues received during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues increased $2.3 million in the 2021 period as compared to the 2020 period. The following table sets forth the changes in other revenues (in thousands):

	2021	2020	Increase/(Decrease)
Other revenues from existing properties	$4,929	$2,556	$2,373
Other revenues from property disposed	16	68	(52)
	$4,945	$2,624	$2,321

Other revenues from existing properties increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The 2020 period included large reductions in variable vending and other revenue sources due to the mandatory store closures by local and state authorities for a portion of the 2020 period discussed above.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $224,000 in the 2021 period as compared to the 2020 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2021	2020	Increase/(Decrease)
Property operating expenses from existing properties	$65,506	$61,435	$4,071
Property operating expenses from property disposed	(1,155)	2,942	(4,097)
Expenses related to unconsolidated joint ventures	1,527	1,448	79
Other property operating expense	683	960	(277)
	$66,561	$66,785	$(224)

Property operating expenses at existing properties increased in the 2021 period compared to the 2020 period, primarily due to the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic in 2020, as well as operating the centers under reduced hours when the stores reopened.

The 2021 period for properties disposed includes $1.7 million in net proceeds received from the successful appeal of property taxes for tax years prior to disposition.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $8.3 million in the 2021 period compared to the 2020 period. The 2021 period included $2.4 million of compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021 and other executive severance. Additionally, the 2021 period included incremental compensation related to executives hired during 2020, including our current President and Chief Executive Officer, hired in April 2020, and our Executive Vice President of Operations, hired in October 2020. The 2021 period also had increases in other professional and legal fees, some of which are related to collection of rents from periods during the COVID-19 mandated shut downs. The 2020 period included temporary reductions in compensation costs of our executive officers and other employees and virtually all travel and entertainment expenses were eliminated following the onset of the pandemic.

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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $2.2 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2020 period to the 2021 period (in thousands):

	2021	2020	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$55,844	$57,501	$(1,657)
Depreciation and amortization from property disposed	38	562	(524)
	$55,882	$58,063	$(2,181)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Foxwoods property due to impairments recorded in the first and fourth quarters of 2020.

INTEREST EXPENSE
Interest expense decreased $4.4 million in the 2021 period compared to the 2020 period for the following reasons:

•In April 2021, we completed the partial early redemption of $150.0 million of our 3.875% senior notes due December 2023.
•During the first six months of 2021, we paid down $50.0 million of borrowings under our unsecured term loan.
•Interest rate swap agreements in place during the 2021 period compared to the 2020 period had lower average interest rates.
•The 2020 period included interest expense related to borrowing approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility as a result of the COVID-19 pandemic. In June 2020, we repaid $200.0 million of these borrowings. During the 2021 period we had no borrowings under our unsecured lines of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
As part of completing the partial redemption of the Notes, we paid a make-whole premium of $13.0 million and expensed approximately $1.0 million of unamortized debt origination costs and debt discount related to the Notes.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $3.5 million in the 2021 period compared to the 2020 period. In March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures increased approximately $5.9 million in the 2021 period compared to the 2020 period. In the table below, information set forth for properties disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2021	2020	Increase/(Decrease)
Equity in earnings from existing properties	$4,307	$1,533	$2,774
Equity in earnings (losses) from property disposed	190	(2,981)	3,171
	$4,497	$(1,448)	$5,945

Equity in earnings (losses) of unconsolidated joint ventures from existing properties increased due to the impact of COVID-19 on revenues in the previous year.

Equity in earnings (losses) from properties disposed includes our share of an impairment charge totaling $3.1 million in the 2020 period related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture. The impairment charge was primarily driven by deterioration of net operating income caused by market competition and the COVID-19 pandemic.

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

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of common shares settled during the period (1)	2,810,503	—	9,677,581	—
Average price per share (1)	$18.85	$—	$18.97	$—
Aggregate gross proceeds (in thousands)	$52,977	$—	$183,615	$—
Aggregate net proceeds after selling commissions and fees (in thousands) (1)	$52,221	$—	$180,876	$—
(1)In July 2021, we had an additional 331,682 shares settle at an average price per share of $18.85 with aggregate net proceeds after commissions and fees of $6.2 million.

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80 million that expired in May 2021. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the periods ended June 30, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of June 30, 2021 was approximately $80.0 million. The Company temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the repurchase covenant.

In July 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on August 13, 2021 to each shareholder of record on July 30, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Cash Flows

The following table sets forth our changes in cash flows (in thousands):

	Six months ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$91,279	$14,217	$77,062
Net cash provided by (used in) investing activities	4,009	(16,821)	20,830
Net cash provided by (used in) financing activities	(72,761)	324,714	(397,475)
Effect of foreign currency rate changes on cash and equivalents	(73)	(203)	130
Net increase in cash and cash equivalents	$22,454	$321,907	$(299,453)

Operating Activities

The increase in net cash provided by operating activities was primarily due to the collection of rent deferred from April and May of 2020 during the beginning of the COVID-19 pandemic. These rents were payable during the first quarter of 2021. In addition, our cash collections normalized in the second quarter of 2021 when compared to the second quarter of 2020, since the second quarter of 2020 had uncollected and deferred contractual rents as a result of COVID-19.

Investing Activities

The increase in net cash provided by investing activities was due to the net proceeds of approximately $8.1 million from the sale of our Jeffersonville outlet center in the 2021 period and increased distributions in excess of cumulative earnings from unconsolidated joint ventures. These increases were partially offset by the $7.0 million contribution made to the Galveston/Houston joint venture to reduce the principal balance of the mortgage loan. In addition, we had lower additions to rental properties in the 2021 period.

Financing Activities

The primary cause for the decrease in net cash provided by financing activities was our draw down of substantially all of the available capacity under our $600.0 million unsecured lines of credit in March 2020, due to the COVID-19 pandemic. Also impacting the decrease, in April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which included a make-whole premium of $13.0 million. In addition, in March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our unsecured term loan with cash on hand. These decreases were partially offset by the proceeds from our common share offering of $180.9 million in 2021 under our ATM offering program and, in addition, lower dividend payments in 2021 compared to 2020.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Six months ended June 30,
	2021	2020	Change
Capital expenditures analysis:
New outlet center developments and expansions	$174	$942	$(768)
Major outlet center renovations	75	3,932	(3,857)
Second generation tenant allowances	2,194	6,368	(4,174)
Other capital expenditures	6,446	5,271	1,175
	8,889	16,513	(7,624)
Conversion from accrual to cash basis	2,947	(37)	2,984
Additions to rental property-cash basis	$11,836	$16,476	$(4,640)
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

Financing Arrangements

As of June 30, 2021, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

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

As of June 30, 2021, the Company’s total liquidity was approximately $707.6 million, including cash and cash equivalents on the Company’s balance sheet and the full undrawn capacity under its $600 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic”.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured senior notes due December 2023.

In April 2021, Moody’s lowered the company’s credit rating to Baa3, stable. As the Company no longer has a split rating between the rating agencies the pricing over LIBOR for the lines of credit, term loan and facility fee increased to 1.20%, 1.25% and .25%, respectively, effective May 1, 2021.

Also, in April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million. Subsequent to the redemption, $100.0 million aggregate principal amount of the Notes remains outstanding.

In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the balance outstanding to $300.0 million as of June 30, 2021.

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allowed us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020 and ended on June 30, 2021, during which time share repurchases were prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID-19 are highly uncertain and therefore could impact covenant compliance in the future.

In July 2021, we amended our unsecured lines of credit and extended the maturity date from October 2021 to July 2025, which may be extended by an additional year by exercising two six-month extension options. The amendment eliminated the LIBOR floor, which was previously 0.25%, and entitles us to a one basis point annual reduction in the interest rate if we meet certain sustainability thresholds. Other pricing terms remained the same. The lines provide for borrowings of up to $520.0 million, including a $20.0 million liquidity line and a $500.0 million syndicated line. A 0.25% facility fee is due annually on the entire committed amount of each facility. In certain circumstances, total line capacity may be increased to $1.2 billion through an accordion feature in the syndicated line.

We have historically been, and at June 30, 2021 are, in compliance with all of our debt covenants. The ongoing financial impact of the COVID-19 pandemic could potentially negatively impact our future compliance with financial covenants of our credit facilities, term loan and other debt agreements and result in a default and potentially an acceleration of indebtedness. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2021, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	41%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	233%

In addition, key financial covenants for our lines of credit and term loan, include the following as of June 30, 2021:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<65% (1)	39%
Secured Indebtedness to Adjusted Unencumbered Asset Value	<35%	6%
EBITDA to Fixed Charges	>1.5	4.0
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<65% (1)	35%
Unencumbered Interest Coverage Ratio	>1.5	4.6

(1)In June 2020, we amended the debt agreements for our lines of credit and bank term loan which, among other things, allowed us to access the existing surge leverage provision, which provided for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months starting July 1, 2020. For the calculation period beginning July 1, 2021, the maximum thresholds for total leverage and unsecured leverage returned to 60%.

Depending on the future economic impact of COVID-19, other covenants related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments during the six months ended June 30, 2021 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the following updates to our contractual obligations for debt and interest payments over the next five years and thereafter as of June 30, 2021 (in thousands):

Contractual Obligations	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Debt (1)	$55,331	$4,436	$104,768	$555,140	$1,501	$655,705	$1,376,881
Interest payments (2)	$23,959	$42,536	$41,882	$33,614	$22,983	$25,534	$190,508
(1)These amounts represent total future cash payments related to debt obligations outstanding as of June 30, 2021.
(2)These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of June 30, 2021 was used.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2021 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	November 2022	LIBOR + 1.85%	16.8%	11.9
Galveston/Houston (1)	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.2)
	$329.3				$21.9
(1)In February 2021, the Galveston/Houston joint venture amended the mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include principles of consolidation, rental property, impairment of long-lived assets, impairment of investments, revenue recognition and collectibility of operating lease receivables. There were no material changes to these policies in the quarter ended June 30, 2021.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$2,596	$(23,890)	$6,938	$(52,009)
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	27,185	28,057	54,739	56,858
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,913	3,017	5,909	6,035
Impairment charge - consolidated	—	—	—	45,675
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	3,704	—
Impairment charge - unconsolidated joint ventures	—	3,091	—	3,091
FFO	32,694	10,275	71,290	59,650
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	—	(190)
Allocation of earnings to participating securities	(302)	(281)	(694)	(692)
FFO available to common shareholders (2)	$32,392	$9,994	$70,596	$58,768
As further adjusted for:
Compensation related to voluntary retirement plan and other executive severance (3)	—	—	2,418	—
Loss on early extinguishment of debt (4)	14,039	—	14,039	—
Impact of above adjustment to the allocation of earnings to participating securities	(106)	—	(128)	—
Core FFO available to common shareholders (2)	$46,325	$9,994	$86,925	$58,768
FFO available to common shareholders per share - diluted (2)	$0.30	$0.10	$0.68	$0.60
Core FFO available to common shareholders per share - diluted (2)	$0.43	$0.10	$0.84	$0.60

Weighted Average Shares:
Basic weighted average common shares	100,409	92,632	97,504	92,569
Effect of notional units	818	—	685	—
Effect of outstanding options and restricted common shares	771	—	728	—
Diluted weighted average common shares (for earnings per share computations)	101,998	92,632	98,917	92,569
Exchangeable operating partnership units	4,795	4,911	4,795	4,911
Diluted weighted average common shares (for FFO per share computations) (2)	106,793	97,543	103,712	97,480
(1)The six months ended June 30, 2021 includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(3)Represents compensation cost related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance costs.
(4)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. The loss on extinguishment of debt includes a make-whole premium of $13.0 million.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges, loss on early extinguishment of debt and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$2,596	$(23,890)	$6,938	$(52,009)
Adjusted to exclude:
Equity in (earnings) losses of unconsolidated joint ventures	(2,728)	2,975	(4,497)	1,448
Interest expense	13,338	16,943	27,700	32,139
Loss on early extinguishment of debt(1)	14,039	—	14,039	—
Other (income) expense	(654)	(408)	2,851	(628)
Impairment charge	—	—	—	45,675
Depreciation and amortization	27,732	28,646	55,882	58,063
Other non-property (income) expense	307	323	(93)	461
Corporate general and administrative expenses	15,746	11,715	32,517	24,294
Non-cash adjustments(2)	728	2,621	1,571	1,119
Lease termination fees	(127)	(1,514)	(800)	(1,677)
Portfolio NOI	70,977	37,411	136,108	108,885
Non-same center NOI(3)	(1,562)	(406)	(1,645)	(1,147)
Same Center NOI	$69,415	$37,005	$134,463	$107,738
(1)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. The loss on extinguishment of debt includes a make-whole premium of $13.0 million.
(2)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(3)Excluded from Same Center NOI:

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$2,596	$(23,890)	$6,938	$(52,009)
Adjusted to exclude:
Interest expense	13,338	16,943	27,700	32,139
Depreciation and amortization	27,732	28,646	55,882	58,063
Impairment charge - consolidated	—	—	—	45,675
Impairment charge - unconsolidated joint ventures	—	3,091	—	3,091
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	3,704	—
Compensation related to voluntary retirement plan and other executive severance (2)	—	—	2,418	—
Loss on early extinguishment of debt (3)	14,039	—	14,039	—
Adjusted EBITDA	$57,705	$24,790	$110,681	$86,959

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$2,596	$(23,890)	$6,938	$(52,009)
Adjusted to exclude:
Interest expense	13,338	16,943	27,700	32,139
Depreciation and amortization	27,732	28,646	55,882	58,063
Impairment charge - consolidated	—	—	—	45,675
Impairment charge - unconsolidated joint ventures	—	3,091	—	3,091
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	3,704	—
Pro-rata share of interest expense - unconsolidated joint ventures	1,455	1,616	2,928	3,484
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,913	3,018	5,909	6,035
EBITDAre	$48,034	$29,424	$103,061	$96,478
Compensation related to executive officer retirement (2)	—	—	2,418	—
Loss on early extinguishment of debt (3)	14,039	—	14,039	—
Adjusted EBITDAre	$62,073	$29,424	$119,518	$96,478
(1)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)Represents compensation cost related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance costs.
(3)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. The loss on extinguishment of debt includes a make-whole premium of $13.0 million.

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. For further discussion of COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic.”
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
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2021, we had approximately 1.7 million square feet, or 15% of our consolidated portfolio at that time coming up for renewal during 2021. As of June 30, 2021, we had renewed approximately 49% of this space. In addition, for the rolling twelve months ended June 30, 2021, we completed renewals and re-tenanted space totaling 1.6 million square feet at a blended 2.4% decrease in average base rental rates compared to the expiring rates.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. We are encouraged by the recent improvement in traffic and sales trends, which in many cases are exceeding 2019 levels, and the fact that collections of monthly rents have normalized. However, we continue to anticipate pressure from current vacancies, potential additional store closures and potential rent modifications. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We have recaptured approximately 80,000 square feet within our consolidated portfolio during the six months ended June 30, 2021 related to bankruptcies and brand-wide restructurings by retailers, compared to 380,000 square feet for the six months ended June 30, 2020, and recaptured another approximately 55,000 square feet in July 2021.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2021. Occupancy at our consolidated centers was 93.0% and 93.8% as of June 30, 2021 and 2020, respectively. As a result of COVID-19 and current economic conditions, occupancy could be negatively impacted in the remainder of 2021 and future periods.

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

As of June 30, 2021, 4% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $514,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. Changes to our credit ratings could cause our interest rate spread to adjust accordingly. In April 2021, Moody’s lowered the company’s credit rating to Baa3, stable. As the Company no longer has a split rating between the rating agencies the pricing over LIBOR for the lines of credit, term loan and facility fee will increase to 1.20%, 1.25% and .25%, respectively, effective May 1, 2021. As of June 30, 2021, there were no outstanding balances under our unsecured lines of credit. If additional decreases to our credit ratings occurs, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2021	December 31, 2020
Fair value of debt	$1,458,569	$1,639,803
Recorded value of debt	$1,368,602	$1,567,886

A 100 basis point increase from prevailing interest rates at June 30, 2021 and December 31, 2020 would result in a decrease in fair value of total consolidated debt of approximately $48.7 million and $55.8 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2021. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the six months ended June 30, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of June 30, 2021 was approximately $80.0 million. The Company temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the repurchase covenant.

The following table summarizes our common share repurchases for the fiscal quarter ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2021 to April 30, 2021	—	$—	—	$80.0
May 1, 2021 to May 31, 2021	—	—	—	80.0
June 1, 2021 to June 30, 2021	—	—	—	80.0
Total	—	$—	—	$80.0

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1
Fourth Amended and Restated Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and U.S. Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Wells Fargo Bank, National Association, U.S. Bank National Association and Truist Securities, Inc. as Syndication Agents, Regions Bank and TD Bank, N.A. as Managing Agents and BofA Securities, Inc. as Sustainability Agent (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated July 13, 2021)

10.2
Fourth Amended and Restated Liquidity Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K dated July 13, 2021)

10.3
Second Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 13, 2021, between Tanger Properties Limited Partnership, as the Borrower, Tanger Factory Outlet Centers, Inc., as the Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the company's Current Report on Form 8-K dated July 13, 2021)

31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 3, 2021

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President, Chief Financial Officer and Treasurer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)