Form 10-Q
period 2021-09-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2021-11-04
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, there were 103,984,534 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2021 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2021, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 103,984,234 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2021	December 31, 2020
Assets
Rental property:
Land	$268,243	$265,968
Buildings, improvements and fixtures	2,520,492	2,527,404
	2,788,735	2,793,372
Accumulated depreciation	(1,125,883)	(1,054,993)
Total rental property, net	1,662,852	1,738,379
Cash and cash equivalents	143,116	84,832
Investments in unconsolidated joint ventures	85,421	94,579
Deferred lease costs and other intangibles, net	76,980	84,960
Operating lease right-of-use assets	80,658	81,499
Prepaids and other assets	100,134	105,282
Total assets	$2,149,161	$2,189,531
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,035,670	$1,140,576
Unsecured term loan, net	298,288	347,370
Mortgages payable, net	76,807	79,940
Unsecured lines of credit	—	—
Total debt	1,410,765	1,567,886
Accounts payable and accrued expenses	90,053	88,253
Operating lease liabilities	89,364	90,105
Other liabilities	78,819	84,404
Total liabilities	1,669,001	1,830,648
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 103,984,234 and 93,569,801 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,040	936
Paid in capital	975,137	787,143
Accumulated distributions in excess of net income	(496,495)	(420,104)
Accumulated other comprehensive loss	(20,686)	(26,585)
Equity attributable to Tanger Factory Outlet Centers, Inc.	458,996	341,390
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	21,164	17,493
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	480,160	358,883
Total liabilities and equity	$2,149,161	$2,189,531

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$107,265	$100,251	$301,556	$271,082
Management, leasing and other services	1,641	1,194	4,372	3,362
Other revenues	3,559	1,768	8,504	4,392
Total revenues	112,465	103,213	314,432	278,836
Expenses:
Property operating	37,186	35,206	103,747	101,991
General and administrative	14,817	11,181	47,310	35,331
Impairment charge	—	—	—	45,675
Depreciation and amortization	26,944	29,903	82,826	87,966
Total expenses	78,947	76,290	233,883	270,963
Other income (expense):
Interest expense	(13,282)	(15,647)	(40,982)	(47,786)
Loss on early extinguishment of debt	(33,821)	—	(47,860)	—
Gain on sale of assets	—	2,324	—	2,324
Other income (expense)	253	161	(2,598)	789
Total other income (expense)	(46,850)	(13,162)	(91,440)	(44,673)
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(13,332)	13,761	(10,891)	(36,800)
Equity in earnings (losses) of unconsolidated joint ventures	2,261	(42)	6,758	(1,490)
Net income (loss)	(11,071)	13,719	(4,133)	(38,290)
Noncontrolling interests in Operating Partnership	492	(690)	165	1,939
Noncontrolling interests in other consolidated partnerships	—	—	—	(190)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(10,579)	$13,029	$(3,968)	$(36,541)

Basic earnings per common share:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)
Diluted earnings per common share:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,071)	$13,719	$(4,133)	$(38,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,142)	1,870	3,862	(2,506)
Change in fair value of cash flow hedges	108	1,463	2,343	(4,711)
Other comprehensive income (loss)	(2,034)	3,333	6,205	(7,217)
Comprehensive income (loss)	(13,105)	17,052	2,072	(45,507)
Comprehensive (income) loss attributable to noncontrolling interests	583	(857)	(141)	2,114
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(12,522)	$16,195	$1,931	$(43,393)
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2021	$1,036	$966,409	$(448,368)	$(18,743)	$500,334	$23,151	$—	$523,485
Net loss	—	—	(10,579)	—	(10,579)	(492)	—	(11,071)
Other comprehensive loss	—	—	—	(1,943)	(1,943)	(91)	—	(2,034)
Compensation under Incentive Award Plan	—	3,012	—	—	3,012	—	—	3,012
Issuance of 17,240 common shares upon exercise of options	—	99	—	—	99	—	—	99
Grant of 23,488 restricted common share awards, net of forfeitures	—	—	—	—	—	—	—	—
Issuance of 331,682 common shares	4	6,089	—	—	6,093	—	—	6,093
Withholding of 8,756 common shares for employee income taxes	—	(150)	—	—	(150)	—	—	(150)
Adjustment for noncontrolling interests in Operating Partnership	—	(322)	—	—	(322)	322	—	—
Common dividends ($0.3600 per share) (1)	—	—	(37,548)	—	(37,548)	—	—	(37,548)
Distributions to noncontrolling interests	—	—	—	—	—	(1,726)	—	(1,726)
Balance, September 30, 2021	$1,040	$975,137	$(496,495)	$(20,686)	$458,996	$21,164	$—	$480,160

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
Net loss	—	—	(3,968)	—	(3,968)	(165)	—	(4,133)
Other comprehensive income	—	—	—	5,899	5,899	306	—	6,205
Compensation under Incentive Award Plan	—	9,686	—	—	9,686	—	—	9,686
Issuance of 32,740 common shares upon exercise of options	—	188	—	—	188	—	—	188
Grant of 493,163 restricted common share awards, net of forfeitures	5	(5)	—	—	—	—	—	—
Issuance of 10,009,263 common shares	100	186,869	—	—	186,969	—	—	186,969
Withholding of 120,733 common shares for employee income taxes	(1)	(1,786)	—	—	(1,787)	—	—	(1,787)
Adjustment for noncontrolling interests in Operating Partnership	—	(6,958)	—	—	(6,958)	6,958	—	—
Common dividends ($0.7150 per share) (2)	—	—	(72,423)	—	(72,423)	—	—	(72,423)
Distributions to noncontrolling interests	—	—	—	—	—	(3,428)	—	(3,428)
Balance, September 30, 2021	$1,040	$975,137	$(496,495)	$(20,686)	$458,996	$21,164	$—	$480,160
(1)Includes a $0.1775 cash dividend per common share declared and paid during the third quarter of 2021 and a cash dividend declared in September 2021 payable in November 2021 of $0.1825 per common share.
(2)Includes a $0.5325 cash dividend per common share declared and paid during the first nine months of 2021 and a cash dividend declared in September 2021 payable in November 2021 of $0.1825 per common share.
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(4,133)	$(38,290)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,826	87,966
Impairment charge	—	45,675
Amortization of deferred financing costs	3,170	2,586
Gain on sale of assets	—	(2,324)
Loss on early extinguishment of debt	47,860	—
Equity in (earnings) losses of unconsolidated joint ventures	(6,758)	1,490
Equity-based compensation expense	9,602	9,566
Amortization of debt (premiums) and discounts, net	333	359
Amortization (accretion) of market rent rate adjustments, net	151	2,560
Straight-line rent adjustments	1,137	2,418
Distributions of cumulative earnings from unconsolidated joint ventures	7,068	2,309
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	5,908	(23,249)
Accounts payable and accrued expenses	(6,852)	895
Net cash provided by operating activities	143,950	91,961
INVESTING ACTIVITIES
Additions to rental property	(23,685)	(23,072)
Additions to investments in unconsolidated joint ventures	(7,000)	(5,601)
Net proceeds from sale of assets	8,129	7,626
Additions to non-real estate assets	(1,664)	(1,541)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,023	4,717
Additions to deferred lease costs	(5,333)	(2,755)
Other investing activities	11,602	8,339
Net cash used in investing activities	(1,928)	(12,287)
FINANCING ACTIVITIES
Cash dividends paid	(53,385)	(66,563)
Distributions to noncontrolling interests in Operating Partnership	(2,553)	(3,499)
Proceeds from revolving credit facility	—	641,630
Repayments of revolving credit facility	—	(641,630)
Proceeds from notes, mortgages and loans	394,208	—
Repayments of notes, mortgages and loans	(552,811)	(2,656)
Payment of make-whole premium related to early extinguishment of debt	(44,872)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,787)	(736)
Additions to deferred financing costs	(8,703)	(1,841)
Proceeds from exercise of options	188	—
Proceeds from common share offering	186,969	—
Proceeds from other financing activities	—	72
Payment for other financing activities	(861)	(1,122)
Net cash used in financing activities	(83,607)	(76,345)
Effect of foreign currency rate changes on cash and cash equivalents	(131)	(208)
Net increase in cash and cash equivalents	58,284	3,121
Cash and cash equivalents, beginning of period	84,832	16,672
Cash and cash equivalents, end of period	$143,116	$19,793
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2021	December 31, 2020
Assets
Rental property:
Land	$268,243	$265,968
Buildings, improvements and fixtures	2,520,492	2,527,404
	2,788,735	2,793,372
Accumulated depreciation	(1,125,883)	(1,054,993)
Total rental property, net	1,662,852	1,738,379
Cash and cash equivalents	142,813	84,750
Investments in unconsolidated joint ventures	85,421	94,579
Deferred lease costs and other intangibles, net	76,980	84,960
Operating lease right-of-use assets	80,658	81,499
Prepaids and other assets	100,054	104,800
Total assets	$2,148,778	$2,188,967
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,035,670	$1,140,576
Unsecured term loan, net	298,288	347,370
Mortgages payable, net	76,807	79,940
Unsecured lines of credit	—	—
Total debt	1,410,765	1,567,886
Accounts payable and accrued expenses	89,670	87,689
Operating lease liabilities	89,364	90,105
Other liabilities	78,819	84,404
Total liabilities	1,668,618	1,830,084
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at September 30, 2021 and 1,000,000 at December 31, 2020, respectively	4,401	3,334
Limited partners, 4,794,643 and 4,794,643 Class A common units, and 102,884,234 and 92,569,801 Class B common units outstanding at September 30, 2021 and December 31, 2020, respectively	497,593	383,588
Accumulated other comprehensive loss	(21,834)	(28,039)
Total partners’ equity	480,160	358,883
Noncontrolling interests in consolidated partnerships	—	—
Total equity	480,160	358,883
Total liabilities and equity	$2,148,778	$2,188,967
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenues	$107,265	$100,251	$301,556	$271,082
Management, leasing and other services	1,641	1,194	4,372	3,362
Other revenues	3,559	1,768	8,504	4,392
Total revenues	112,465	103,213	314,432	278,836
Expenses:
Property operating	37,186	35,206	103,747	101,991
General and administrative	14,817	11,181	47,310	35,331
Impairment charge	—	—	—	45,675
Depreciation and amortization	26,944	29,903	82,826	87,966
Total expenses	78,947	76,290	233,883	270,963
Other income (expense):
Interest expense	(13,282)	(15,647)	(40,982)	(47,786)
Loss on early extinguishment of debt	(33,821)	—	(47,860)	—
Gain on sale of assets	—	2,324	—	2,324
Other income (expense)	253	161	(2,598)	789
Total other income (expense)	(46,850)	(13,162)	(91,440)	(44,673)
Income (loss) before equity in earnings (losses) of unconsolidated joint ventures	(13,332)	13,761	(10,891)	(36,800)
Equity in earnings (losses) of unconsolidated joint ventures	2,261	(42)	6,758	(1,490)
Net income (loss)	(11,071)	13,719	(4,133)	(38,290)
Noncontrolling interests in consolidated partnerships	—	—	—	(190)
Net income (loss) available to partners	(11,071)	13,719	(4,133)	(38,480)
Net income (loss) available to limited partners	(10,959)	13,580	(4,095)	(38,089)
Net income (loss) available to general partner	$(112)	$139	$(38)	$(391)

Basic earnings per common unit:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)
Diluted earnings per common unit:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,071)	$13,719	$(4,133)	$(38,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,142)	1,870	3,862	(2,506)
Changes in fair value of cash flow hedges	108	1,463	2,343	(4,711)
Other comprehensive income (loss)	(2,034)	3,333	6,205	(7,217)
Comprehensive income (loss)	(13,105)	17,052	2,072	(45,507)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	—	—	—	(190)
Comprehensive income (loss) attributable to the Operating Partnership	$(13,105)	$17,052	$2,072	$(45,697)
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2020	$3,192	$364,229	$(37,438)	$329,983	$—	$329,983
Net income	139	13,580	—	13,719	—	13,719
Other comprehensive income	—	—	3,333	3,333	—	3,333
Compensation under Incentive Award Plan	—	2,450	—	2,450	—	2,450
Forfeitures of 18,996 restricted common share awards by the Company	—	—	—	—	—	—
Balance, September 30, 2020	$3,331	$380,259	$(34,105)	$349,485	$—	$349,485

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(391)	(38,089)	—	(38,480)	190	(38,290)
Other comprehensive loss	—	—	(7,217)	(7,217)	—	(7,217)
Compensation under Incentive Award Plan	—	9,871	—	9,871	—	9,871
Grant of 611,350 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 6,258 deferred units	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit)	(713)	(69,349)	—	(70,062)	—	(70,062)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, September 30, 2020	$3,331	$380,259	$(34,105)	$349,485	$—	$349,485

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2021	$4,909	$538,376	$(19,800)	$523,485	$—	$523,485
Net loss	(112)	(10,959)	—	(11,071)	—	(11,071)
Other comprehensive loss	—	—	(2,034)	(2,034)	—	(2,034)
Compensation under Incentive Award Plan	—	3,012	—	3,012	—	3,012
Issuance of 17,240 common units upon exercise of options	—	99	—	99	—	99
Issuance of 331,682 common units	—	6,093	—	6,093	—	6,093
Withholding of 8,756 common units for employee income taxes	—	(150)	—	(150)	—	(150)
Grant of 23,488 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.3600 per unit)(1)	(396)	(38,878)	—	(39,274)	—	(39,274)
Balance, September 30, 2021	$4,401	$497,593	$(21,834)	$480,160	$—	$480,160

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net loss	(38)	(4,095)	—	(4,133)	—	(4,133)
Other comprehensive income	—	—	6,205	6,205	—	6,205
Compensation under Incentive Award Plan	—	9,686	—	9,686	—	9,686
Issuance of 32,740 common units upon exercise of options	—	188	—	188	—	188
Issuance of 10,009,263 common units	1,874	185,095	—	186,969	—	186,969
Withholding of 120,733 common units for employee income taxes	—	(1,787)	—	(1,787)	—	(1,787)
Grant of 493,163 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.7150 per unit)(2)	(769)	(75,082)	—	(75,851)	—	(75,851)
Balance, September 30, 2021	$4,401	$497,593	$(21,834)	$480,160	$—	$480,160

(1)Includes a $0.1775 cash distribution per common unit declared and paid during the third quarter of 2021 and a cash distribution declared in September 2021 payable in November 2021 of $0.1825 per common unit.
(2)Includes a $0.5325 cash distribution per common unit declared and paid during the first nine months of 2021 and a cash distribution declared in September 2021 payable in November 2021 of $0.1825 per common unit.

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(4,133)	$(38,290)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,826	87,966
Impairment charge	—	45,675
Amortization of deferred financing costs	3,170	2,586
Gain on sale of assets	—	(2,324)
Loss on early extinguishment of debt	47,860	—
Equity in (earnings) losses of unconsolidated joint ventures	(6,758)	1,490
Equity-based compensation expense	9,602	9,566
Amortization of debt (premiums) and discounts, net	333	359
Amortization (accretion) of market rent rate adjustments, net	151	2,560
Straight-line rent adjustments	1,137	2,418
Distributions of cumulative earnings from unconsolidated joint ventures	7,068	2,309
Other non-cash	3,638	—
Changes in other assets and liabilities:
Other assets	5,506	(23,326)
Accounts payable and accrued expenses	(6,671)	1,044
Net cash provided by operating activities	143,729	92,033
INVESTING ACTIVITIES
Additions to rental property	(23,685)	(23,072)
Additions to investments in unconsolidated joint ventures	(7,000)	(5,601)
Net proceeds from sale of assets	8,129	7,626
Additions to non-real estate assets	(1,664)	(1,541)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,023	4,717
Additions to deferred lease costs	(5,333)	(2,755)
Other investing activities	11,602	8,339
Net cash used in investing activities	(1,928)	(12,287)
FINANCING ACTIVITIES
Cash distributions paid	(55,938)	(70,062)
Proceeds from revolving credit facility	—	641,630
Repayments of revolving credit facility	—	(641,630)
Proceeds from notes, mortgages and loans	394,208	—
Repayments of notes, mortgages and loans	(552,811)	(2,656)
Payment of make-whole premium related to early extinguishment of debt	(44,872)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(1,787)	(736)
Additions to deferred financing costs	(8,703)	(1,841)
Proceeds from exercise of options	188	—
Proceeds from the Company’s common share offering	186,969	—
Proceeds from other financing activities	—	72
Payment for other financing activities	(861)	(1,122)
Net cash used in financing activities	(83,607)	(76,345)
Effect of foreign currency on cash and cash equivalents	(131)	(208)
Net increase in cash and cash equivalents	58,063	3,193
Cash and cash equivalents, beginning of period	84,750	16,519
Cash and cash equivalents, end of period	$142,813	$19,712
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2021, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

The Company owns the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust is the sole general partner of the Operating Partnership. Tanger LP Trust holds a limited partnership interest. As of September 30, 2021, the Company, through its ownership of Tanger GP Trust and Tanger LP Trust, owned 103,984,234 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,794,643 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

In accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 205, Presentation of Financial Statements, certain prior year balances in the accompanying consolidated statements of cash flows have been reclassified in order to conform to the current period presentation. Specifically, for the nine months ended September 30, 2020, the uncollectible rental revenue allowance of $26.6 million has been presented as a component of “other assets” rather than the previous presentation where it was included as a single line item, “Uncollectible rental revenue allowance” within “net cash provided by operating activities.” There has been no change to “net cash provided by operating activities” for the nine months ended September 30, 2020 as a result of this reclassification.

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

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed to provide further financial support to these joint ventures. The carrying amount of our investments in the Charlotte, Galveston/Houston, and National Harbor joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

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

Historically, our accounts receivable from tenants has not been material; however, given the impacts from the COVID-19 pandemic discussed above, our net accounts receivable balance, which is recorded in prepaids and other assets on the consolidated balance sheet, had increased to approximately $18.8 million at December 31, 2020, but decreased to approximately $6.5 million at September 30, 2021, primarily due to collections of deferred April and May 2020 rents during the first nine months of 2021. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $54.1 million as of September 30, 2021.

During the three months ended September 30, 2020, we wrote off $5.2 million of third quarter rents billed, related to tenant bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. During the nine months ended September 30, 2020, we wrote off approximately $28.6 million of second and third quarter rents, related to bankruptcies, other uncollectible accounts due to financial weakness and one-time concessions in exchange for landlord-favorable amendments to lease structure. In addition, for the three and nine months ended September 30, 2020, we recorded a $2.2 million and $11.8 million reserve, respectively, for a portion of deferred and under negotiation billings that were expected to become uncollectible in future periods. Further, for the three and nine months ended September 30, 2020 we recognized a write-off of revenue of approximately $2.4 million and $6.1 million of straight-line rents, respectively, associated with the tenant bankruptcies and uncollectible accounts.

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

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods property is part of a casino property and continues to face leasing challenges which could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. We can provide no assurance that material impairment charges with respect to our properties will not occur during the remainder of 2021 or future periods.

3. Disposition of Properties

Disposition of Properties

The following table sets forth certain summarized information regarding properties sold during the nine months ended September 30, 2021 and September 30, 2020:

Property (1)	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
2021 Disposition:
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	$—

2020 Disposition:
Terrell	Terrell, Texas	August 2020	178	$7,626	$2,324
(1) The rental properties sold did not meet the criteria to be reported as discontinued operations.

4. Investments in Unconsolidated Real Estate Joint Ventures
The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$1.1	$70.9
RioCan Canada	Various	50.0%	665	84.3	—
				$85.4
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(16.8)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(10.1)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.7)	64.4
				$(40.6)

As of December 31, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$2.0	$70.8
RioCan Canada	Various	50.0%	765	92.6	—
				$94.6
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(12.8)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(8.4)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.5)	80.0
				$(40.7)
(1)Net of debt origination costs of $1.1 million as of September 30, 2021 and $1.1 million as of December 31, 2020.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Fee:
Management and marketing	$530	$471	$1,575	$1,156
Leasing and other fees	72	15	231	50
Expense reimbursements from unconsolidated joint ventures	1,039	708	2,566	2,156
Total Fees	$1,641	$1,194	$4,372	$3,362

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Summary Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.4 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively) are amortized over the various useful lives of the related assets.

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

The table below summarizes the impairment charge taken during the second quarter of 2020 (in thousands):

		Impairment Charge(1)
	Outlet Center	Total	Our Share
2020	Saint-Sauveur	$6,181	$3,091
(1)The fair value was determined using an income approach considering the prevailing market income capitalization rates for similar assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2021	December 31, 2020
Assets
Land	$83,114	$86,861
Buildings, improvements and fixtures	466,670	471,798
Construction in progress	847	2,976
	550,631	561,635
Accumulated depreciation	(160,900)	(145,810)
Total rental property, net	389,731	415,825
Cash and cash equivalents	15,760	21,471
Deferred lease costs and other intangibles, net	3,785	4,849
Prepaids and other assets	15,850	20,478
Total assets	$425,126	$462,623
Liabilities and Owners’ Equity
Mortgages payable, net	$329,381	$344,856
Accounts payable and other liabilities	13,459	17,427
Total liabilities	342,840	362,283
Owners’ equity	82,286	100,340
Total liabilities and owners’ equity	$425,126	$462,623

	Three months ended		Nine months ended
Condensed Combined Statements of Operations	September 30,		September 30,
- Unconsolidated Joint Ventures	2021	2020	2021	2020
Revenues	$22,071	$16,959	$65,664	$55,470
Expenses:
Property operating	8,735	8,035	25,597	24,023
General and administrative	87	82	173	344
Asset impairment	—	—	—	6,181
Depreciation and amortization	5,749	5,877	17,413	17,686
Total expenses	14,571	13,994	43,183	48,234
Other income (expense):
Interest expense	(2,913)	(3,024)	(8,769)	(9,991)
Gain on sale of assets	—	—	503	—
Other income	2	104	157	165
Total other expense	(2,911)	(2,920)	(8,109)	(9,826)
Net income (loss)	$4,589	$45	$14,372	$(2,590)
The Company and Operating Partnership’s share of:
Net income (loss)	$2,261	$(42)	$6,758	$(1,490)
Depreciation and amortization (real estate related)	$2,908	$3,003	$8,817	$9,038

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of September 30, 2021. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2021	December 31, 2020
Unsecured lines of credit	$—	$—
Unsecured term loan	$300,000	$350,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					September 30, 2021		December 31, 2020
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$—	$—	$250,000	$247,967
Senior notes	3.750%			December 2024	—	—	250,000	248,493
Senior notes	3.125%			September 2026	350,000	347,189	350,000	346,770
Senior notes	3.875%			July 2027	300,000	297,642	300,000	297,346
Senior notes	2.750%			September 2031	400,000	390,839	—	—

Mortgages payable:
Atlantic City (2)(3)(4)	5.14%	-	7.65%	November 2021- December 2026	24,531	25,463	27,343	28,569
Southaven (5)	LIBOR	+	1.80%	October 2021	51,400	51,344	51,400	51,371
Unsecured term loan	LIBOR	+	1.25%	April 2024	300,000	298,288	350,000	347,370
Unsecured lines of credit	LIBOR	+	1.20%	July 2025	—	—	—	—
					$1,425,931	$1,410,765	$1,578,743	$1,567,886
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)In October 2021, we repaid a $2.1 million mortgage note secured by the Atlantic City property, which was scheduled to mature in December 2021. The effective interest rate for the remaining notes remains 5.05% as established upon acquisition. The stated rates for the remaining secured notes ranged from 5.14% to 7.65% with maturity dates between November 2021 and December 2026.
(5)In October 2021, the joint venture that owns the Southaven, MS outlet center exercised its option to extend the maturity of the Southaven, MS mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remains LIBOR + 1.80%. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

Certain of our properties, which had a net book value of approximately $155.2 million at September 30, 2021, serve as collateral for mortgages payable. As of September 30, 2021, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of September 30, 2021 included a $20.0 million liquidity line and a $500.0 million syndicated line. As of September 30, 2021 and following the July 2021 amendments discussed below, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 100% of principal. The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of September 30, 2021, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $21.9 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2021, we believe we were in compliance with all of our debt covenants.

Unsecured term loan

In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the outstanding balance to $300.0 million as of September 30, 2021.

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

Redemption of the 2023 and 2024 Senior Notes and public offering of aggregate $400.0 Million Unsecured Senior Notes due 2031

In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which included a make-whole premium of $13.0 million and the write off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to this redemption, $100.0 million aggregate principal amount of the Notes remained outstanding, until the redemption in August 2021, described below.

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding. The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write off of approximately $1.9 million of debt discount and debt origination costs. The remaining proceeds were used for general corporate purposes.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2021 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2021	$54,381
2022	4,436
2023	4,768
2024	305,140
2025	1,501
Thereafter	1,055,705
Subtotal	1,425,931
Net discount and debt origination costs	(15,166)
Total	$1,410,765

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

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	September 30, 2021	December 31, 2020
Assets (Liabilities)(1):
Interest rate swaps:
April 13, 2016	January 1, 2021	175,000	1	month LIBOR	1.03%	$—	$(17)
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	—	(75)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	—	(34)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(785)	(1,192)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	(718)	(1,901)
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	396	(139)
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	92	—
Total						$(1,015)	$(3,358)
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

Changes in the fair value of derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$108	$1,463	$2,343	$(4,711)

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2021:
Assets:
Short-term government securities (cash and cash equivalents)	$139,089	$139,089	$—	$—
Interest rate swaps (prepaids and other assets)	488	—	488	—
Total assets	$139,577	$139,089	$488	$—

Liabilities:
Interest rate swaps (other liabilities)	$1,503	$—	$1,503	$—
Total liabilities	$1,503	$—	$1,503	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2020:
Asset:
Short-term government securities (cash and cash equivalents)	$87,081	$87,081	$—	$—
Total assets	$87,081	$87,081	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$3,358	$—	$3,358	$—
Total liabilities	$3,358	$—	$3,358	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2021	December 31, 2020
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,082,058	1,207,531
Level 3 Significant Unobservable Inputs	378,588	432,272
Total fair value of debt	$1,460,646	$1,639,803

Recorded value of debt	$1,410,765	$1,567,886

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

9. Shareholders’ Equity of the Company

Dividend Declaration

In September 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.1825 per common share payable on November 15, 2021 to each shareholder of record on October 29, 2021, and the Trustees of Tanger GP Trust declared a $0.1825 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders. As a result of the declaration, a liability in the amount of approximately $19.9 million was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2021.

At-the-Market Offering

Under our at-the-market share offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of common shares settled during the period	331,682	—	10,009,263	—
Average price per share	$18.85	$—	$18.97	$—
Aggregate gross proceeds (in thousands)	$6,253	$—	$189,868	$—
Aggregate net proceeds after commissions and fees (in thousands)	$6,092	$—	$186,969	$—

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of a repurchase covenant. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and nine months ended September 30, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of September 30, 2021 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2021 and September 30, 2020:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance June 30, 2020	1,000,000	4,911,173	92,472,267	97,383,440
Forfeitures of restricted common share awards	—	—	(18,996)	(18,996)
Balance September 30, 2020	1,000,000	4,911,173	92,453,271	97,364,444

Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Grant of restricted common share awards by the Company, net of forfeitures	—	—	611,350	611,350
Issuance of deferred units	—	—	6,258	6,258
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Balance September 30, 2020	1,000,000	4,911,173	92,453,271	97,364,444

Balance June 30, 2021	1,100,000	4,794,643	102,520,580	107,315,223
Options exercised	—	—	17,240	17,240
Issuance of units	—	—	331,682	331,682
Grant of restricted common share awards by the Company, net of forfeitures	—	—	23,488	23,488
Units withheld for employee income taxes	—	—	(8,756)	(8,756)
Balance September 30, 2021	1,100,000	4,794,643	102,884,234	107,678,877

Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Options exercised	—	—	32,740	32,740
Issuance of units	100,000	—	9,909,263	9,909,263
Grant of restricted common share awards by the Company, net of forfeitures	—	—	493,163	493,163
Units withheld for employee income taxes	—	—	(120,733)	(120,733)
Balance September 30, 2021	1,100,000	4,794,643	102,884,234	107,678,877

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$(10,579)	$13,029	$(3,968)	$(36,541)
Less allocation of earnings to participating securities	(401)	(146)	(804)	(692)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$(10,980)	$12,883	$(4,772)	$(37,233)
Denominator:
Basic weighted average common shares	103,269	92,649	99,446	92,569
Diluted weighted average common shares	103,269	92,649	99,446	92,569
Basic earnings per common share:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)
Diluted earnings per common share:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common share for each of the three and nine months ended September 30, 2021 and September 30, 2020.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2021, approximately 1.8 million notional units were excluded from the computation and for both the three and nine months ended September 30, 2020, approximately 1.7 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and nine months ended September 30, 2021, approximately 1.6 million options were excluded from the computation, as they were anti-dilutive. For both the three and nine months ended September 30, 2020, approximately 1.8 million options were excluded from the computation, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$(11,071)	$13,719	$(4,133)	$(38,480)
Less allocation of earnings to participating securities	(401)	(147)	(804)	(692)
Net income (loss) available to common unitholders of the Operating Partnership	$(11,472)	$13,572	$(4,937)	$(39,172)
Denominator:
Basic weighted average common units	108,063	97,560	104,241	97,507
Diluted weighted average common units	108,063	97,560	104,241	97,507
Basic earnings per common unit:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)
Diluted earnings per common unit:
Net income (loss)	$(0.11)	$0.14	$(0.05)	$(0.40)

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no material securities that had a dilutive effect on earnings per common unit for each of the three and nine months ended September 30, 2021 and September 30, 2020.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2021 approximately 1.8 million notional units were excluded from the computation and for both the three and nine months ended September 30, 2020 approximately 1.7 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and nine months ended September 30, 2021, approximately 1.6 million options were excluded from the computation. For both the three and nine months ended September 30, 2020, approximately 1.8 million options were excluded from the computation as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted common shares (1)	$1,937	$1,610	$6,050	$5,731
Notional unit performance awards (1)	962	624	3,257	3,606
Options	95	113	296	229
Total equity-based compensation	$2,994	$2,347	$9,603	$9,566
(1)    The nine months ended September 30, 2021 includes the accelerated recognition of compensation cost.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Equity-based compensation expense capitalized	$18	$103	$84	$305

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

Also in August 2021, the Company granted approximately 23,000 restricted common shares and restricted share units to the recently hired senior executive officers. The grant date fair value of the awards was $17.09 per share. The restricted common shares vest ratably over a three year period on February 15th of each year for the recently hired senior executive officers.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 121,000 and 57,000 for the nine months ended September 30, 2021 and 2020, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $1.8 million and $736,000 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2021 Performance Share Plan

During February 2021, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2021 Performance Share Plan (the “2021 PSP”) covering the Company's senior executive officers whereby a maximum of approximately 642,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period. In August of 2021, additional awards under the 2021 PSP were granted to recently hired senior executive officers whereby a maximum of approximately 26,000 restricted common shares may be earned.

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

The following table sets forth 2021 PSP performance targets and other relevant information about the 2021 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26.0%		-	40.5%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned	668,824
February grant date fair value per share	$9.65
August grant date fair value per share	$12.44
(1)The number of restricted common shares received under the 2021 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index

The fair values of the 2021 PSP awards granted during the nine months ended September 30, 2021 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2021	$(17,685)	$(1,058)	$(18,743)	$(991)	$(66)	$(1,057)
Other comprehensive loss before reclassifications	(2,047)	(222)	(2,269)	(95)	(11)	(106)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	326	326	—	15	15
Balance September 30, 2021	$(19,732)	$(954)	$(20,686)	$(1,086)	$(62)	$(1,148)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2020	$(23,399)	$(3,186)	$(26,585)	$(1,281)	$(173)	$(1,454)
Other comprehensive income before reclassifications	204	1,200	1,404	28	60	88
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,463	1,032	4,495	167	51	218
Balance September 30, 2021	$(19,732)	$(954)	$(20,686)	$(1,086)	$(62)	$(1,148)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2020	$(29,249)	$(6,264)	$(35,513)	$(1,590)	$(335)	$(1,925)
Other comprehensive income (loss) before reclassifications	1,776	(42)	1,734	94	(3)	91
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	1,432	1,432	—	76	76
Balance September 30, 2020	$(27,473)	$(4,874)	$(32,347)	$(1,496)	$(262)	$(1,758)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive loss before reclassifications	(2,379)	(6,995)	(9,374)	(127)	(372)	(499)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	2,522	2,522	—	134	134
Balance September 30, 2020	$(27,473)	$(4,874)	$(32,347)	$(1,496)	$(262)	$(1,758)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $1.2 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of September 30, 2021.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2021	$(18,676)	$(1,124)	$(19,800)
Other comprehensive loss before reclassifications	(2,142)	(233)	(2,375)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	341	341
Balance September 30, 2021	$(20,818)	$(1,016)	$(21,834)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$(24,680)	$(3,359)	$(28,039)
Other comprehensive income before reclassifications	232	1,260	1,492
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,630	1,083	4,713
Balance September 30, 2021	$(20,818)	$(1,016)	$(21,834)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2020	$(30,839)	$(6,599)	$(37,438)
Other comprehensive income (loss) before reclassifications	1,870	(45)	1,825
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	1,508	1,508
Balance September 30, 2020	$(28,969)	$(5,136)	$(34,105)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive loss before reclassifications	(2,506)	(7,367)	(9,873)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	2,656	2,656
Balance September 30, 2020	$(28,969)	$(5,136)	$(34,105)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $1.2 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of September 30, 2021.

16.    Lease Agreements

As of September 30, 2021, we were the lessor to over 2,100 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2021 to 2035, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Rental revenues - fixed	$76,295	$78,312	$223,062	$213,760
Rental revenues - variable (1)	30,970	21,939	78,494	57,322
Rental revenues	$107,265	$100,251	$301,556	$271,082
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

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2021	September 30, 2020
Costs relating to construction included in accounts payable and accrued expenses	$10,018	$21,416

Dividends payable were as follows (in thousands):

	As of	As of
	September 30, 2021	September 30, 2020
Dividends payable	$19,913	$—

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Interest paid	$42,806	$44,990

18. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. We have not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

19. Subsequent Events

Atlantic City Mortgage

In October 2021, we repaid a $2.1 million mortgage note secured by the Atlantic City property, which was scheduled to mature in December 2021. The effective interest rate for the remaining notes remains 5.05% as established upon acquisition. The stated rates for the remaining secured notes ranged from 5.14% to 7.65% with maturity dates between November 2021 and December 2026.

Southaven Mortgage

In October 2021, the joint venture that owns the Southaven, MS outlet center exercised its option to extend the maturity of the Southaven, MS mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remains LIBOR + 1.80%. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

General Overview

As of September 30, 2021, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2020 to September 30, 2021 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2020		12,048	32	2,212	7
Disposition:
Terrell	Third Quarter	(178)	(1)	—	—
Other		3	—	—	—
As of December 31, 2020		11,873	31	2,212	7
Dispositions:
Jeffersonville	First Quarter	(412)	(1)	—	—
Saint-Saveur	First Quarter	—	—	(99)	(1)
Other		(8)	—	—	—
As of September 30, 2021		11,453	30	2,113	6

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2021. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	93.8
Riverhead, New York (1)	100	729,558	91.1
Foley, Alabama	100	554,649	89.1
Rehoboth Beach, Delaware (1)	100	549,890	91.7
Atlantic City, New Jersey (1) (3)	100	487,718	80.8
San Marcos, Texas	100	471,816	94.0
Sevierville, Tennessee (1)	100	447,810	99.4
Savannah, Georgia	100	429,089	99.5
Myrtle Beach Hwy 501, South Carolina	100	426,523	97.5
Glendale, Arizona (Westgate)	100	410,753	98.7
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	99.4
Charleston, South Carolina	100	386,328	100.0
Lancaster, Pennsylvania	100	375,883	99.7
Pittsburgh, Pennsylvania	100	373,863	94.7
Commerce, Georgia	100	371,408	96.9
Grand Rapids, Michigan	100	357,127	88.6
Fort Worth, Texas	100	351,741	97.0
Daytona Beach, Florida	100	351,721	100.0
Branson, Missouri	100	329,861	99.2
Southaven, Mississippi (2) (3)	50	324,720	100.0
Locust Grove, Georgia	100	321,082	98.8
Gonzales, Louisiana	100	321,066	96.0
Mebane, North Carolina	100	318,886	100.0
Howell, Michigan	100	314,438	78.4
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	78.8
Tilton, New Hampshire	100	250,139	86.0
Hershey, Pennsylvania	100	249,696	98.4
Hilton Head II, South Carolina	100	206,564	100.0
Hilton Head I, South Carolina	100	181,670	95.8
Blowing Rock, North Carolina	100	104,009	89.8
Totals		11,453,095	94.3
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,649	99.1
Ottawa, Ontario	50	357,209	96.4
Columbus, Ohio (1)	50	355,245	96.6
Texas City, Texas (Galveston/Houston) (1)	50	352,705	94.2
National Harbor, Maryland (1)	50	341,156	98.4
Cookstown, Ontario	50	307,883	91.9
Total		2,112,847	96.3
(1)Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The tables below show changes in rent (base rent and common area maintenance (“CAM”)) for leases for new stores that opened or renewals that started during the respective trailing twelve month periods ended September 30, 2021 and 2020:

	Trailing twelve months ended September 30, 2021(1) (2) (3)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	84	327	$28.72	$27.04	5.85	$24.10
Renewal	245	1,248	$26.45	$1.60	3.22	$25.95

	Trailing twelve months ended September 30, 2020(1) (2)
	# of Leases	Square Feet (in 000’s)	Average Annual Straight-line Rent (psf)	Average Tenant Allowance (psf)	Average Initial Term (in years)	Net Average Annual Straight-line Rent (psf) (4)
Re-tenant	83	387	$32.85	$63.66	7.17	$23.97
Renewal	177	889	$27.32	$0.90	3.85	$27.09
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

As of September 30, 2021, contractual fixed rents billed during 2020 that were deferred as a direct result of the COVID-19 pandemic and remain outstanding totaled $670,000. Through October 29, 2021, the Company had collected 96% of 2020 rents deferred until 2021 and had collected 98% of the 2020 deferred rents due to be repaid during the nine months ended September 30, 2021.

The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

NET INCOME (LOSS)
Net income in the 2021 period decreased $24.8 million to a net loss of $11.1 million as compared to net income of $13.7 million for the 2020 period. The decrease in net income is primarily due to the following:
•the current period includes a loss on the early extinguishment of debt of $33.8 million,
•the 2020 period includes a $2.3 million gain recorded on the sale of our Terrell outlet center, and
•the sale of two operating properties since the first quarter of last year, as discussed below.
Partially offsetting the impact of the items above were the following items:
•the prior year period was impacted by the COVID-19 pandemic and had significant revenue reductions, and
•variable revenue derived from tenant sales was significantly higher in the current period as the COVID-19 pandemic impacted traffic to our centers in the 2020 period and our centers operated under reduced hours.

In the tables below, information set forth for properties disposed includes the Terrell outlet center sold in August 2020 and the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $7.0 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2021	2020	Increase/(Decrease)
Rental revenues from existing properties	$105,346	$96,199	$9,147
Rental revenues from properties disposed	145	1,527	(1,382)
Straight-line rent adjustments	383	(1,741)	2,124
Lease termination fees	1,424	6,323	(4,899)
Amortization of above and below market rent adjustments, net	(33)	(2,057)	2,024
	$107,265	$100,251	$7,014

Rental revenues from existing properties in the prior year period includes the impact of a $6.6 million COVID-19 pandemic-related revenue reduction. In addition, variable revenues, which are derived from tenant sales, are higher in the current period as a result of the COVID-19 pandemic impacting traffic to our centers in the 2020 period and partially due to the centers operating under reduced hours in the 2020 period.

The 2020 period includes an increase in termination fees from certain of the early lease terminations as a result of space recaptured due to bankruptcies and brand-wide restructurings in the 2020 period.

During 2020, we recognized a write-off of revenue of approximately $2.4 million of straight-line rents associated with tenant bankruptcies and uncollectible accounts.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $447,000 in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2021	2020	Increase/(Decrease)
Management and marketing	$530	$471	$59
Leasing and other fees	72	15	57
Expense reimbursements from unconsolidated joint ventures	1,039	708	331
	$1,641	$1,194	$447

Management, leasing and other service revenue increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The COVID-19 pandemic resulted in materially lower rental revenues received during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues increased $1.8 million in the 2021 period as compared to the 2020 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2021	2020	Increase/(Decrease)
Other revenues from existing properties	$3,559	$1,730	$1,829
Other revenues from properties disposed	—	38	(38)
	$3,559	$1,768	$1,791

Other revenues from existing properties increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The 2020 period included reductions in variable vending and other revenue sources as a result of the COVID-19 pandemic impacting traffic to our centers and partially due to the centers operating under reduced hours.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.0 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2021	2020	Increase/(Decrease)
Property operating expenses from existing properties	$35,040	$32,361	$2,679
Properties operating expenses from properties disposed	—	1,127	(1,127)
Expenses related to unconsolidated joint ventures	1,039	708	331
Other property operating expenses	1,107	1,010	97
	$37,186	$35,206	$1,980

Property operating expenses at existing properties increased in the 2021 period compared to the 2020 period primarily due to the lower costs needed to operate the centers under reduced hours in 2020.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $3.6 million in the 2021 period compared to the 2020 period. The 2021 period includes higher compensation costs due to the addition of certain executives and other key employees added to drive certain operational and growth initiatives and increases in other professional and legal fees, some of which are related to collection of rents from periods during the COVID-19 mandated shut downs.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $3.0 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2020 period to the 2021 period (in thousands):

	2021	2020	Increase/(Decrease)
Depreciation and amortization from existing properties	$26,944	$29,714	$(2,770)
Depreciation and amortization from properties disposed	—	189	(189)
	$26,944	$29,903	$(2,959)

Depreciation and amortization decreased at our existing properties due to the lower basis in our Foxwoods property due to impairments recorded in the first and fourth quarters of 2020 and due to tenant improvements and lease related intangibles, which are amortized over shorter lives becoming fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $2.4 million in the 2021 period compared to the 2020 period for the following reasons:

•In August 2021, we completed a public offering of $400.0 million in senior notes due 2031 in an underwritten public offering. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031.
•During the first nine months of 2021, we completed the early redemption of $250.0 million of our 3.875% senior notes due December 2023 and $250.0 million of our 3.75% senior notes due 2024.
•During the first nine months of 2021, we paid down $50.0 million of borrowings under our unsecured term loan.
•Interest rate swap agreements in place during the 2021 period had lower average interest rates compared to the 2020 period.
•The 2020 period included interest expense related to borrowing in March 2020 approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility as a result of the COVID-19 pandemic. In June 2020, we repaid $200.0 million of these borrowings, and by August 2020, we had repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020. During the 2021 period, we had no borrowings under our unsecured lines of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
For the three months ended September 30, 2021, we recorded a make-whole premium of $31.9 million and the write off of approximately $1.9 million of debt discount and debt origination costs due to the early redemption of our remaining 2023 notes and all of our 2024 notes.

GAIN ON SALE OF ASSETS
In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds of $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures increased approximately $2.3 million in the 2021 period compared to the 2020 period. In the table below, information set forth for property disposed includes the Saint-Sauveur outlet center in our Canadian joint venture, which was sold in March 2021.

	2021	2020	Increase/(Decrease)
Equity in earnings (losses) from existing properties	$2,261	$(12)	$2,273
Equity in losses from property disposed	—	(30)	30
	$2,261	$(42)	$2,303

Equity in earnings of unconsolidated joint ventures from existing properties increased due to the impact of COVID-19 on revenues in the previous year.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

NET INCOME (LOSS)
Net loss decreased $34.2 million in the 2021 period to net loss of $4.1 million as compared to net loss of $38.3 million for the 2020 period. Significant items impacting the comparability for the two period include the following:
•the prior year period was heavily impacted by the COVID-19 pandemic and had significant revenue reductions,
•the 2020 period included a $45.7 million impairment charge recognized in March 2020 on the outlet center in Mashantucket, Connecticut, and
•the 2020 period included our share of an impairment charge totaling $3.1 million in equity in earnings that related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture,
•we recognized in the 2020 period a $2.3 million gain on the sale of our Terrell outlet center,
•we sold two operating properties since the first quarter of last year, as discussed below,
•the current period includes a loss on the early extinguishment of debt of $47.9 million related to the redemption of all of our 2023 and 2024 bonds,
•we recorded in the current period a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income associated with the sale of our RioCan joint venture outlet center in Saint-Sauveur,
•we recorded in the current period $2.4 million of compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance,
•The current period includes higher variable revenues, which derived from tenant sales, and other revenues as a result of COVID-19 pandemic on the 2020 period, which included mandated store closures by local and state authorities during the second quarter, continued lower traffic levels to our centers in the third quarter as well as due to our centers operating under reduced hours.

In the tables below, information set forth for properties disposed includes the Terrell outlet center sold in August 2020 and the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $30.5 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2021	2020	Increase/(Decrease)
Rental revenues from existing properties	$299,823	$262,234	$37,589
Rental revenues from properties disposed	519	5,547	(5,028)
Straight-line rent adjustments	(1,137)	(2,417)	1,280
Lease termination fees	2,224	8,000	(5,776)
Amortization of above and below market rent adjustments, net	127	(2,282)	2,409
	$301,556	$271,082	$30,474

Rental revenues from existing properties in the prior year period included the impact of a $40.5 million COVID-19 pandemic-related revenue reduction. In addition, variable revenues, which are derived from tenant sales, are higher in the current period as a result of COVID-19 pandemic on the 2020 period, which included mandated store closures by local and state authorities during the second quarter, continued lower traffic levels to our centers in the third quarter and partially due to the centers operating under reduced hours.

The 2020 period includes an increase in termination fees from certain of the early lease terminations as a result of space recaptured due to bankruptcies and brand-wide restructurings in the 2020 period.

In addition in the prior year, we recognized a write-off of revenue of approximately $6.1 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $1.0 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2021	2020	Increase/(Decrease)
Management and marketing	$1,575	$1,156	$419
Leasing and other fees	231	50	181
Expense reimbursements from unconsolidated joint ventures	2,566	2,156	410
Total Fees	$4,372	$3,362	$1,010

Management, leasing and other service revenue increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The COVID-19 pandemic resulted in materially lower rental revenues received during the 2020 period which resulted in lower management fees.

OTHER REVENUES
Other revenues increased $4.1 million in the 2021 period as compared to the 2020 period. The following table sets forth the changes in other revenues (in thousands):

	2021	2020	Increase/(Decrease)
Other revenues from existing properties	$8,486	$4,285	$4,201
Other revenues from property disposed	18	107	(89)
	$8,504	$4,392	$4,112

Other revenues from existing properties increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The 2020 period included large reductions in variable vending and other revenue sources due to the mandatory store closures by local and state authorities for a portion of the 2020 period discussed above, as well as the COVID-19 pandemic impacting traffic to our centers and the centers operating under reduced hours.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.8 million in the 2021 period as compared to the 2020 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2021	2020	Increase/(Decrease)
Property operating expenses from existing properties	$100,546	$93,796	$6,750
Property operating expenses from property disposed	(1,163)	4,069	(5,232)
Expenses related to unconsolidated joint ventures	2,566	2,156	410
Other property operating expense	1,798	1,970	(172)
	$103,747	$101,991	$1,756

Property operating expenses at existing properties increased in the 2021 period compared to the 2020 period, primarily due to the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic in 2020, as well as operating the centers under reduced hours when the stores reopened during the 2020 period.

The 2021 period for properties disposed includes $1.7 million in net proceeds received from the successful appeal of property taxes for tax years prior to disposition.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $12.0 million in the 2021 period compared to the 2020 period. The 2021 period includes $2.4 million of compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021 and other executive severance. Additionally, the 2021 period includes incremental compensation related to executives hired during 2020, including our current President and Chief Executive Officer, hired in April 2020, and our Executive Vice President of Operations, hired in October 2020. The 2021 period also had increases in other professional and legal fees, some of which are related to collection of rents from periods during the COVID-19 mandated shut downs. The 2020 period included temporary reductions in compensation costs of our executive officers and other employees and virtually all travel and entertainment expenses were eliminated following the onset of the pandemic.

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

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $5.1 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2020 period to the 2021 period (in thousands):

	2021	2020	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$82,788	$87,215	$(4,427)
Depreciation and amortization from property disposed	38	751	(713)
	$82,826	$87,966	$(5,140)

Depreciation and amortization decreased at our existing properties primarily due to the lower basis in our Foxwoods property due to impairments recorded in the first and fourth quarters of 2020 and due to tenant improvements and lease related intangibles, which are amortized over shorter lives, becoming fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $6.8 million in the 2021 period compared to the 2020 period for the following reasons:

•In August 2021, we completed a public offering of $400.0 million in senior notes due 2031 in an underwritten public offering. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031.
•During the first nine months of 2021, we completed the early redemption of $250.0 million of our 3.875% senior notes due December 2023 and $250.0 million of our 3.75% senior notes due 2024.
•Interest rate swap agreements in place during the 2021 period had lower average interest rates compared to the 2020 period.
•The 2020 period included interest expense related to borrowing in March 2020 approximately $599.8 million under our unsecured lines of credit to increase liquidity and preserve financial flexibility as a result of the COVID-19 pandemic. In June 2020, we repaid $200.0 million of these borrowings, and by August 2020, we had repaid the entire $599.8 million outstanding balance bringing the outstanding balance to zero as of September 30, 2020. During the 2021 period, we had no borrowings under our unsecured lines of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
For the nine months ended September 30, 2021, we recorded make-whole premiums of $44.9 million and the write offs of approximately $2.9 million of debt discount and debt origination costs due to the early redemption of our notes originally due in 2023 and 2024.

GAIN ON SALE OF ASSETS
In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $3.4 million in the 2021 period compared to the 2020 period. In March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings (losses) of unconsolidated joint ventures increased approximately $8.2 million in the 2021 period compared to the 2020 period. In the table below, information set forth for properties disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2021	2020	Increase/(Decrease)
Equity in earnings from existing properties	$6,758	$1,521	$5,237
Equity in losses from property disposed	—	(3,011)	3,011
	$6,758	$(1,490)	$8,248

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

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of common shares settled during the period	331,682	—	10,009,263	—
Average price per share	$18.85	$—	$18.97	$—
Aggregate gross proceeds (in thousands)	$6,253	$—	$189,868	$—
Aggregate net proceeds after selling commissions and fees (in thousands)	$6,092	$—	$186,969	$—

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80 million that expired in May 2021. The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of a repurchase covenant. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and nine months ended September 30, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of September 30, 2021 was approximately $80.0 million.

In July 2021, the Company's Board of Directors declared a $0.1775 cash dividend per common share payable on August 13, 2021 to each shareholder of record on July 30, 2021, and the Trustees of Tanger GP Trust declared a $0.1775 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In September 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.1825 per common share payable on November 15, 2021 to each shareholder of record on October 29, 2021, and the Trustees of Tanger GP Trust declared a $0.1825 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders. As a result of the declaration, a liability in the amount of approximately $19.9 million was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2021.

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

Cash Flows

The following table sets forth our changes in cash flows (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$143,729	$92,033	$51,696
Net cash used in investing activities	(1,928)	(12,287)	10,359
Net cash used in financing activities	(83,607)	(76,345)	(7,262)
Effect of foreign currency rate changes on cash and equivalents	(131)	(208)	77
Net increase in cash and cash equivalents	$58,063	$3,193	$54,870

Operating Activities

The increase in net cash provided by operating activities was primarily due to the collection of rent deferred from April and May of 2020 during the beginning of the COVID-19 pandemic. These rents were payable during 2021, the majority of which was due in the first quarter of 2021. In addition, our cash collections normalized during 2021, whereas the second and third quarters of 2020 had uncollected and deferred contractual rents as a result of COVID-19.

Investing Activities

The decrease in net cash used in investing activities was primarily due to increased distributions in excess of cumulative earnings from unconsolidated joint ventures.

Financing Activities

Net cash used in financing activities increased during the first nine months of 2021 as we completed the early redemption of $250.0 million of our 3.875% senior notes due December 2023 and $250.0 million of our 3.75% senior notes due 2024, including make whole premiums of $44.9 million. In addition, in March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our unsecured term loan with cash on hand. The increase in net cash used in financing activities was partially offset by proceeds received during 2021 from our August 2021 public offering of $400.0 million in senior notes due 2031 and sales of commons shares under our ATM program generating net proceeds of approximately $187.0 million and also due to lower dividend payments in 2021 compared to 2020.

Capital Expenditures

The following table details our capital expenditures (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Capital expenditures analysis:
New outlet center developments and expansions(1)	$2,626	$1,967	$659
Major outlet center renovations (2)	227	5,217	(4,990)
Second generation tenant allowances(3)	(5)	8,549	(8,554)
Other capital expenditures (4)	11,137	7,437	3,700
	13,985	23,170	(9,185)
Conversion from accrual to cash basis	9,700	(98)	9,798
Additions to rental property-cash basis	$23,685	$23,072	$613
(1)New outlet center developments and expansions in the 2021 period included a land acquisition at our Westgate outlet center.
(2)Major outlet center renovations in the 2020 period included included costs related to bringing two magnet tenants to our Lancaster outlet center.
(3)In the 2021 period, second generation tenant allowances are presented net of $3.3 million tenant allowance reversals, which were the result of a lease modification.
(4)The increase in other capital expenditures in 2021 was primarily due to our decision in 2020 to defer all capital projects except essential and life-safety projects, due to the impact on cash flows caused by the COVID-19 pandemic.

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

Financing Arrangements

As of September 30, 2021, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

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

As of September 30, 2021, the Company’s total liquidity was approximately $663.1 million, including cash and cash equivalents on the Company’s balance sheet and the full undrawn capacity under its $520 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic”.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured term loan due April 2024.

Redemption of the 2023 and 2024 Senior Notes and public offering of aggregate $400.0 Million Unsecured Senior Notes due 2031

In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million and the write off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to this redemption, $100.0 million aggregate principal amount of the Notes remained outstanding, until the redemption in August 2021, described below.

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding.The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write off of approximately $1.9 million of debt discount and debt origination costs. The remaining proceeds were used for general corporate purposes.

Unsecured term loan

In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the balance outstanding to $300.0 million as of September 30, 2021.

Unsecured Lines of Credit Amendments and Extension

In June 2020, we amended the debt agreements for our lines of credit and bank term loan, primarily to improve future covenant flexibility. The amendments, among other things, allowed us to access the existing surge leverage provision, which provides for an increase to the maximum thresholds to 65% from 60% for total leverage and unsecured leverage, for twelve months from July 1, 2020 to June 30, 2021, during which time share repurchases were prohibited. Additionally, the leverage covenants are determined based on the calculation period which is modified to be based on the immediately preceding three calendar month period annualized for the calculation date occurring on December 31, 2020; the immediately preceding six calendar month period annualized for the calculation date occurring on March 31, 2021; the immediately preceding nine calendar month period annualized for the calculation date occurring on June 30, 2021; and for all other calculation dates occurring during the term on the agreement, the immediately preceding twelve calendar month period. Some definitional modifications related to the calculation of certain covenants are permanent, including the netting of cash balances in excess of $30.0 million (or debt maturing in the next 24 months, if less) as well as using adjusted EBITDA, which adds back general and administrative expenses not attributable to the subsidiaries or properties and deducts a management fee of 3% of rental revenues in liability and asset calculations for certain covenants. The amendments revised the interest rate to provide a LIBOR floor of 0.25% for the portions of the lines of credit and bank term loan that are not fixed with an interest rate swap. Although the amended covenants provide additional flexibility and we expect to remain in compliance with such covenants, the potential impacts from COVID-19 are highly uncertain and therefore could impact covenant compliance in the future.

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

Other Financing Activity

In April 2021, Moody’s lowered the company’s credit rating to Baa3, stable. As the Company no longer has a split rating between the rating agencies, the pricing over LIBOR for the lines of credit, term loan and facility fee increased to 1.20%, 1.25% and .25%, respectively, effective May 1, 2021.

In October 2021, the joint venture that owns the Southaven, MS outlet center exercised its option to extend the maturity of the Southaven, MS mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remains LIBOR + 1.80%. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at September 30, 2021 are, in compliance with all of our debt covenants. The ongoing financial impact of the COVID-19 pandemic could potentially negatively impact our future compliance with financial covenants of our credit facilities, term loan and other debt agreements and result in a default and potentially an acceleration of indebtedness. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of September 30, 2021, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	42%
Total secured debt to adjusted total assets	<40%	3%
Total unencumbered assets to unsecured debt	>150%	229%

In addition, key financial covenants for our lines of credit and term loan, include the following as of September 30, 2021:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	41%
Secured Indebtedness to Adjusted Unencumbered Asset Value	<35%	6%
EBITDA to Fixed Charges	>1.5	4.1
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	35%
Unencumbered Interest Coverage Ratio	>1.5	4.7

Depending on the future economic impact of COVID-19, other covenants related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

CONTRACTUAL OBLIGATIONS

There were no material changes in our commitments during the nine months ended September 30, 2021 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the following updates to our contractual obligations for debt and interest payments over the next five years and thereafter as of September 30, 2021 (in thousands):

Contractual Obligations	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Debt (1)	$54,381	$4,436	$4,768	$305,140	$1,501	$1,055,705	$1,425,931
Interest payments (2)	$10,545	$41,586	$41,255	$37,320	$34,741	$87,868	$253,315
(1)These amounts represent total future cash payments related to debt obligations outstanding as of September 30, 2021.
(2)These amounts represent future interest payments related to our debt obligations based on the fixed and variable interest rates specified in the associated debt agreements, including the effects of our interest rate swaps. All of our variable rate debt agreements are based on the one month LIBOR rate, thus for purposes of calculating future interest amounts on variable interest rate debt, the one month LIBOR rate as of September 30, 2021 was used.

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

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2021 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	November 2022	LIBOR + 1.85%	16.8%	11.9
Galveston/Houston (1)	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.1)
	$329.4				$21.9
(1)In February 2021, the Galveston/Houston joint venture amended its mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include principles of consolidation, rental property, impairment of long-lived assets, impairment of investments, revenue recognition and collectibility of operating lease receivables. There were no material changes to these policies in the quarter ended September 30, 2021.

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods property is part of a casino property and continues to face leasing challenges which could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. We can provide no assurance that material impairment charges with respect to our properties will not occur during the remainder of 2021 or future periods.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,071)	$13,719	$(4,133)	$(38,290)
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	26,367	28,676	81,106	85,534
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,908	3,003	8,817	9,038
Impairment charge - consolidated	—	—	—	45,675
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	3,704	—
Impairment charge - unconsolidated joint ventures	—	—	—	3,091
Gain on sale of assets	—	(2,324)	—	(2,324)
FFO	18,204	43,074	89,494	102,724
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	—	(190)
Allocation of earnings to participating securities	(401)	(461)	(1,095)	(1,153)
FFO available to common shareholders (2)	$17,803	$42,613	$88,399	$101,381
As further adjusted for:
Compensation related to voluntary retirement plan and other executive severance (3)	294	—	2,712	—
Loss on early extinguishment of debt (4)	33,821	—	47,860	—
Impact of above adjustment to the allocation of earnings to participating securities	(97)	—	(225)	—
Core FFO available to common shareholders (2)	$51,821	$42,613	$138,746	$101,381
FFO available to common shareholders per share - diluted (2)	$0.16	$0.44	$0.84	$1.04
Core FFO available to common shareholders per share - diluted (2)	$0.47	$0.44	$1.32	$1.04

Weighted Average Shares:
Basic weighted average common shares	103,269	92,649	99,446	92,596
Diluted weighted average common shares (for earnings per share computations)	103,269	92,649	99,446	92,596
Effect of notional units	583	—	518	—
Effect of outstanding options	753	—	736	—
Exchangeable operating partnership units	4,795	4,911	4,795	4,911
Diluted weighted average common shares (for FFO per share computations) (2)	109,400	97,560	105,495	97,507
(1)The nine months ended September 30, 2021 includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(3)For the nine months ended September 30, 2021, includes compensation costs related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021, as well as other executive severance costs incurred during the three and nine months ended September 30, 2021.
(4)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023 (the “2023 Notes”) for $163.0 million in cash. In September 2021, we completed a redemption of the remaining 2023 Notes, $100.0 million in aggregate principal amount outstanding, and all of our 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million, of which $31.9 million occurred during the third quarter of 2021.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,071)	$13,719	$(4,133)	$(38,290)
Adjusted to exclude:
Equity in (earnings) losses of unconsolidated joint ventures	(2,261)	42	(6,758)	1,490
Interest expense	13,282	15,647	40,982	47,786
Gain on sale of assets	—	(2,324)	—	(2,324)
Loss on early extinguishment of debt (1)	33,821	—	47,860	—
Other (income) expense	(253)	(161)	2,598	(789)
Impairment charge	—	—	—	45,675
Depreciation and amortization	26,944	29,903	82,826	87,966
Other non-property (income) expense	113	704	22	1,162
Corporate general and administrative expenses	14,951	11,463	47,468	35,759
Non-cash adjustments (2)	(244)	3,913	1,326	5,032
Lease termination fees	(1,424)	(6,323)	(2,224)	(8,000)
Portfolio NOI	73,858	66,583	209,967	175,467
Non-same center NOI (3)	(106)	(435)	(1,751)	(1,582)
Same Center NOI	$73,752	$66,148	$208,216	$173,885
(1)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023 (the “2023 Notes”) for $163.0 million in cash. In September 2021, we completed a redemption of the remaining 2023 Notes, $100.0 million in aggregate principal amount outstanding, and all of our 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million, of which $31.9 million occurred during the third quarter of 2021.
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,071)	$13,719	$(4,133)	$(38,290)
Adjusted to exclude:
Interest expense	13,282	15,647	40,982	47,786
Depreciation and amortization	26,944	29,903	82,826	87,966
Impairment charge - consolidated	—	—	—	45,675
Impairment charge - unconsolidated joint ventures	—	—	—	3,091
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	3,704	—
Gain on sale of assets	—	(2,324)	—	(2,324)
Compensation related to voluntary retirement plan and other executive severance (2)	294	—	2,712	—
Loss on early extinguishment of debt (3)	33,821	—	47,860	—
Adjusted EBITDA	$63,270	$56,945	$173,951	$143,904

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,071)	$13,719	$(4,133)	$(38,290)
Adjusted to exclude:
Interest expense	13,282	15,647	40,982	47,786
Depreciation and amortization	26,944	29,903	82,826	87,966
Impairment charge - consolidated	—	—	—	45,675
Impairment charge - unconsolidated joint ventures	—	—	—	3,091
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	3,704	—
Gain on sale of assets	—	(2,324)	—	(2,324)
Pro-rata share of interest expense - unconsolidated joint ventures	1,457	1,512	4,384	4,995
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,907	3,003	8,817	9,038
EBITDAre	$33,519	$61,460	$136,580	$157,937
Compensation related to executive officer retirement (2)	294	—	2,712	—
Loss on early extinguishment of debt (3)	33,821	—	47,860	—
Adjusted EBITDAre	$67,634	$61,460	$187,152	$157,937
(1)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)For the nine months ended September 30, 2021, includes compensation costs related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021. For 2021, also includes other executive severance costs incurred during the three and nine months ended September 30, 2021.
(3)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023 Notes for $163.0 million in cash. In September 2021, we completed a redemption of the remaining 2023 Notes, $100.0 million in aggregate principal amount outstanding, and all of our 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million, of which $31.9 million occurred during the third quarter of 2021.

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
A portion of our rental revenues are derived from rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants’ sales would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, health concerns, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. As a result of the COVID-19 pandemic, we saw reductions in rental revenues during 2020 as a result of declines in the sales volumes of certain tenants. However, during the first nine months of 2021, traffic and sales on average for our portfolio have returned to near or above pre-pandemic levels, resulting in significant increases in rental revenues compared to the prior year.
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our rental revenues.
Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. As of January 1, 2021, we had approximately 1.7 million square feet, or 15% of our consolidated portfolio at that time coming up for renewal during 2021. As of September 30, 2021, we had renewed approximately 54% of this space. In addition, for the rolling twelve months ended September 30, 2021, we completed renewals and re-tenanted space totaling 1.6 million square feet at a blended 0.6% decrease in average base rental rates compared to the expiring rates.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. We are encouraged by the recent improvement in traffic and sales trends, which in many cases are exceeding 2019 levels, and the fact that collections of monthly rents have normalized. However, many retailers across the country are currently facing, or expect to face, potential logistics and staffing issues. While we believe many of these retailers are proactively navigating this situation, the ultimate impact of labor and supply chain issues is unknown.

We may continue to experience pressure from current vacancies, potential additional store closures and potential rent modifications. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We have recaptured approximately 135,000 square feet within our consolidated portfolio during the nine months ended September 30, 2021 related to bankruptcies and brand-wide restructurings by retailers, compared to 586,000 square feet for the nine months ended September 30, 2020.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2021. Occupancy at our consolidated centers was 94.3% and 92.9% as of September 30, 2021 and 2020, respectively. As a result of COVID-19 and current economic conditions, occupancy could be negatively impacted in the remainder of 2021 and future periods.

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

As of September 30, 2021, 4% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $514,000 in interest expense on an annual basis. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate effect upon our operating results of interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. Changes to our credit ratings could cause our interest rate spread to adjust accordingly. In April 2021, Moody’s lowered the company’s credit rating to Baa3, stable. As the Company no longer has a split rating between the rating agencies the pricing over LIBOR for the lines of credit, term loan and facility fee increased to 1.20%, 1.25% and .25%, respectively, effective May 1, 2021. As of September 30, 2021, there were no outstanding balances under our unsecured lines of credit. If additional decreases to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2021	December 31, 2020
Fair value of debt	$1,460,646	$1,639,803
Recorded value of debt	$1,410,765	$1,567,886

A 100 basis point increase from prevailing interest rates at September 30, 2021 and December 31, 2020 would result in a decrease in fair value of total consolidated debt of approximately $67.3 million and $55.8 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The management of the Operating Partnership’s general partner carried out an evaluation, with the participation of the Chief Executive Officer and the Vice-President and Treasurer (Principal Financial Officer) of the Operating Partnership’s general partner, of the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based on this evaluation, the Chief Executive Officer of the Operating Partnership’s general partner, and the Vice-President and Treasurer of the Operating Partnership’s general partner, have concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2021. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the repurchase covenant. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and nine months ended September 30, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of September 30, 2021 was approximately $80.0 million.

The following table summarizes our common share repurchases for the fiscal quarter ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2021 to July 31, 2021	—	$—	—	$80.0
August 1, 2021 to August 31, 2021	—	—	—	80.0
September 1, 2021 to September 30, 2021	—	—	—	80.0
Total	—	$—	—	$80.0

For certain restricted common shares that vested during the three months ended September 30, 2021, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 9,000 for the three months ended September 30, 2021. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

4.1
Twelfth Supplemental Indenture, dated as of August 10, 2021, between Tanger Properties Limited Partnership and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2021).

4.2	Form of 2.750% Senior Note due 2031 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 10, 2021).
10.1
Fourth Amended and Restated Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and U.S. Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Wells Fargo Bank, National Association, U.S. Bank National Association and Truist Securities, Inc. as Syndication Agents, Regions Bank and TD Bank, N.A. as Managing Agents and BofA Securities, Inc. as Sustainability Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 14, 2021)

10.2
Fourth Amended and Restated Liquidity Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 14, 2021)

10.3
Second Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 13, 2021, between Tanger Properties Limited Partnership, as the Borrower, Tanger Factory Outlet Centers, Inc., as the Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 14, 2021)

10.4
Transition and Consulting Agreement between Tanger Factory Outlet Centers, Inc. and Lisa J. Morrison, dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K /A dated September 10, 2021)

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
DATE: November 4, 2021

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ James F. Williams
James F. Williams
Executive Vice President, Chief Financial Officer and Treasurer

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER GP TRUST, its sole general partner
By:	/s/ James F. Williams
James F. Williams
Vice President and Treasurer (Principal Financial Officer)