Form 10-K
period 2021-12-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-02-22
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $1,913,998,520 based on the closing price on the New York Stock Exchange for such shares on June 30, 2021.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 11, 2022 was 104,084,734.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

In November 2021, Tanger Factory Outlet Centers, Inc. (the “Company”) was admitted as General Partner of Tanger Properties Limited Partnership (the “Operating Partnership”). Prior to this administrative change, the Company owned the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controlled the Operating Partnership as its sole general partner and Tanger LP Trust held a limited partnership interest. Following this change to the ownership structure, the Company has replaced Tanger GP Trust as the sole general partner of the Operating Partnership and Tanger LP Trust retained its limited partnership interest.

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2021, the Company and its wholly owned subsidiaries owned 104,084,734 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership, including through its wholly-owned subsidiary, Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this report.

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

ITEM 1.BUSINESS

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2021, our consolidated portfolio consisted of 30 outlet centers, with a total gross leasable area of approximately 11.5 million square feet, which were 95% occupied and contained over 2,200 stores representing approximately 500 store brands. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

Our outlet centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership. The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest.

As of December 31, 2021, the Company and its wholly-owned subsidiaries owned 104,084,734 units of the Operating Partnership and the Non-Company LPs collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

Organizational Changes

In June 2021 and upon recommendation of the Board's Nominating and Corporate Governance Committee, the board of directors voted to expand the number of positions on the Company's board of directors from eight to nine and elected Sandeep Mathrani as a director to fill the vacancy for a term ending at the Company’s 2022 Annual Meeting of Shareholders.

Effective December 1, 2021, Leslie Swanson was named Executive Vice President – Chief Operating Officer. She joined the Company in October 2020 as Executive Vice President of Operations, bringing over 25 years of experience in shopping center operations, management and marketing and a reputation as a proven team leader, revenue generator, and thought leader.

Financing Transactions

Equity Offerings
In February 2021, we implemented an at-the-market share offering program (“ATM Offering”), whereby we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million. During 2021, under this program, the Company sold 10.0 million shares at a weighted average price of $18.97 per share, generating net proceeds of $187.1 million and leaving a remaining authorization of $60.1 million. The proceeds were used primarily to reduce indebtedness as described in the sections immediately below.

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the outstanding balance to $300.0 million as of December 31, 2021.

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

Redemption of the 2023 and 2024 Senior Notes and public offering of aggregate $400.0 Million Unsecured Senior Notes due 2031
In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which included a make-whole premium of $13.0 million and the write-off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to this redemption, $100.0 million aggregate principal amount of the notes remained outstanding, until the redemption in August 2021, described below.

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding. The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write-off of approximately $1.9 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statement of operations. The remaining proceeds were used for general corporate purposes.

Southaven, MS mortgage
In October 2021, the joint venture that owns the Southaven, MS outlet center exercised its option to extend the maturity of the Southaven, MS mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remains LIBOR + 1.80%. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

Impairments

In December 2021, due to a decrease in the estimated hold period and declining operating results we recorded in our consolidated statement of operations a $7.0 million impairment charge, which equaled the excess of the carrying value of our Mashantucket (Foxwoods), Connecticut outlet center over its estimated fair value.

Property Sales

In January 2021, we sold a non-core outlet center in Jeffersonville, Ohio for net proceeds of $8.1 million, which resulted in no gain or loss on sale of assets.

Unconsolidated Real Estate Joint Ventures Financing Transactions

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

Galveston/Houston, Texas
In February 2021, the Galveston/Houston joint venture amended its mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. Each partner made capital contributions of $7.0 million to fund the reduction in principal balance.

The Outlet Concept

Outlet centers generally consist of stores operated by manufacturers and brand name retailers that sell primarily first quality, branded products, some of which are made specifically for the outlet distribution channel, to consumers at significant discounts from regular retail prices charged by department stores and specialty stores. Outlet centers offer advantages to manufacturers and brand name retailers as they are often able to charge customers lower prices for brand name and designer products by eliminating the third party retailer. Outlet centers also typically have lower operating costs than other retailing formats, enhancing their profit potential. Outlet centers enable retailers to optimize the size of production runs while continuing to maintain control of their distribution channels. Outlet centers also enable manufacturers and brand name retailers to establish a direct relationship with their customers and maintain brand integrity through control of product placement and pricing.

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

Our Outlet Centers

Each of our outlet centers, except one joint venture property, carries the Tanger brand name. We believe that our tenants and consumers recognize the Tanger brand as one that provides outlet shopping centers where consumers can trust the brand, value and experience.

As one of the original participants in this industry, we have established long-standing relationships with many of our tenants that we believe are critical in developing and operating successful outlet centers.

Our consolidated outlet centers range in size from 104,009 to 739,148 square feet and are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. Historically, manufacturers prefer these locations so that they do not compete directly with their major customers and their own stores. Many of our outlet centers are located near tourist destinations to attract tourists who consider shopping to be a recreational activity. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 500 manufacturers, brand name and discount apparel and home retailers such as American Eagle Outfitters, Banana Republic Factory, Calvin Klein, Coach, Cole Haan Outlet, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike Factory Store, Restoration Hardware, Saks Off 5th, The North Face, T.J. Maxx, Tory Burch, Under Armour, Vineyard Vines, West Elm Outlet, Williams-Sonoma Outlet and many more.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2021, 2020 or 2019. As of December 31, 2021, no single tenant accounted for more than 8% of our leasable square feet or 7% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2021, the components of rental revenues are as follows (in thousands):

2021
Rental revenues - fixed	$298,095
Rental revenues - variable (1)	109,671
Rental revenues	$407,766
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes, which are paid on a pro rata basis.

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

Growth Strategy

Our goal is to build shareholder value through a comprehensive, conservative plan for sustained, long-term growth. We focus our efforts on increasing net operating income at our existing outlet centers, renovating and expanding selected outlet centers and reaching new markets through ground-up developments or acquisitions of existing outlet centers. We expect new development to continue to be important to the growth of our portfolio in the long-term. However, the number of new development opportunities may be limited or completed at a slower pace than our historical experience given the current disruption in the retail environment caused in part by Internet competition and numerous store closings as a result of bankruptcy filings or brand wide restructuring of certain retailers. Future outlet centers may be wholly-owned by us or developed through joint venture arrangements.

Increasing net operating income at existing outlet centers

Our leasing team focuses on the marketing of available space to maintain our standard for high occupancy levels. The majority of our leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. We have historically been able to renew many leases at higher base rents per square-foot and replace underperforming tenants with new or existing tenants in our portfolio. Given the current retail environment as discussed above, we may choose to execute leases with new tenants or renew certain tenants to enhance our tenant mix or maintain a high portfolio occupancy rate. In addition, we are focused on generating non-store revenues (other revenues) and actively managing property operating expenses as a means of growing net operating income.

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our 41 years of outlet industry experience, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

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

Operating Strategy

Increasing cash flow to enhance the value of our properties and operations remains a primary business objective. Through targeted marketing and operational efficiencies, we strive to improve sales and profitability of our tenants and our outlet centers as a whole. Achieving higher base and percentage rents and generating additional income from temporary leasing, vending and other non-store sources also remains an important focus and goal.

Leasing

Our long-standing retailer relationships and our focus on identifying emerging retailers allow us the ability to provide our shoppers with a collection of the world's most popular outlet stores. Tanger customers shop and save on their favorite brand name merchandise including men's, women's and children's ready-to-wear, lifestyle apparel, footwear, jewelry and accessories, tableware, housewares, luggage and home goods. In addition, we are focused on adding non-traditional uses to our tenant mix, including experiential and food and beverage tenants. In order for our outlet centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our outlet centers for maximum sales of each retail unit across our portfolio.

Marketing
Our marketing plans deliver compelling, well-crafted messages and enticing promotions and events to targeted audiences. Our plans are based on a basic measure of success - increase sales and traffic for our retail partners and we will create successful outlet centers. Utilizing a strategic mix of traditional (print, radio, television, direct mail and public relations) and digital (our consumer website, Internet advertising, social networks, and mobile applications) channels, we consistently reinforce the Tanger brand. Our marketing efforts are also designed to build loyalty with current Tanger shoppers and create awareness with potential customers. The majority of consumer-marketing expenses incurred by us are reimbursable by our tenants.

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our non-core assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements, including without limitation issuances of equity under our ATM program.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2022.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which is our unsecured term loan due April 2024.

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

Because our revenues are ultimately linked to our tenants' success, we are affected by the same competitive factors, such as consumer spending habits and online shopping, as our tenants. Tenants of outlet centers are generally adverse to direct competition with major brick and mortar retailers and their own specialty stores. For this reason, our outlet centers generally compete only to a limited extent with traditional malls in or near metropolitan areas as our centers are typically located at least 10 miles from major department stores and manufacturer-owned, full-price retail stores. In recent years, some of our tenants have been adversely impacted by changes in consumer spending habits and the convenience of online shopping.

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

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina where our corporate headquarters is located.

As of December 31, 2021, we maintain offices and employ on-site management at 33 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Our Core Values

Our Core Values are to consider community first, seek the success of others, act fairly and with integrity and make it happen.

Consider Community First - Our diverse communities are the heartbeat of our business. Our decision-making must reflect the varied perspectives that contribute to making our Company a welcoming environment for all. We work to embrace these differences which strengthen Our Tanger. Our philanthropic and sustainable commitments exist to better all the communities we serve.

Seek the Success of Others - We are all in this together, and we believe true success can only be achieved when it is experienced by our shoppers, retailers, and team members alike. We strive to create a culture of inclusion, where we can all be better – together.

Act Fairly and with Integrity - Our bond is strongest when we act with integrity and fairness in everything we do. Tanger’s commitment to ethics lives throughout every level, interaction, and function of the organization, and is what we are known for.

Make it Happen - This is the Tanger state of mind, and it is deeply rooted in our heritage. We are empowered to take smart risks, innovate and to use our voices to advocate for our ideas and for others within our communities.

Human Capital Resources

As of December 31, 2021, we had 310 full-time employees, located at our corporate headquarters in North Carolina and 33 business offices. At that date, we also employed 263 part-time employees at various locations. Our success is highly dependent on part-time employees and the institutional knowledge that comes with high retention rates. Our part-time workforce is 46% of our 573-person workforce and 28% of them have been with us for 5 years or longer. In 2021, 51% of our full-time workforce has been with us for five years or longer.

Our company has a Diversity, Equity, and Inclusion Council with representation from across the Company. The Diversity, Equity and Inclusion Council is deeply committed to creating and sustaining an organizational culture reflective of the collective mixture of unique experiences, perspectives, and viewpoints of our people, partners, and communities that contribute to making Tanger an environment where everyone is welcomed, respected, heard, supported, and able to thrive. Embracing a diverse, equitable, and inclusive workplace is part of our Core Values, strengthening Our Tanger, supporting our efforts to better the communities we serve, and allowing us to be transformative in delivering compelling customer experiences.

One of our DEI Strategic Priorities is to Nurture a Diverse Tanger Community, including but not limited to driving equal access, opportunity, and advancement for customers, partners, stakeholders, board of directors, and all current and future team members, growing the diverse representation of our shoppers and communities within our workforce. As of December 31, 2021, team members who identify as females made up 84% of field employees, 45% of our executive leadership team, and 77% of our total 573-person workforce. Ethnic minorities made up 26% of our total workforce in 2021. The Company's Board gender composition consisted of 22% members who identify as female and 22% of members with ethnic diversity.

We focus on developing strategies that enhance an environment where high performance, training and expression of our core competencies are rewarded and publicly recognized. We provide numerous training programs which include topics related to, among other things, operational training, leadership development, customer service and technology training. We recognize that motivation and rewards are different for individuals at various times in their careers, and a balanced blend of monetary and non-monetary rewards can generate valuable business results. We provide employee benefits on par or above industry standards. In addition, we support employees with 40 hours per year of paid volunteer time off to encourage volunteering for worthwhile activities in their local communities. Part-time employees are included in our 401(k) plans, which offer immediate vesting and dollar-for-dollar matches for employee contributions up to 3%, and $0.50 for every dollar contributed on the next 2% deferred. Part-time employees also participate in paid time off (PTO) after five years of service and are eligible to participate in our accident and critical Illness voluntary benefits.

Environment, Social and Governance ("ESG") Programs

We work to create long-term value for our shareholders, retail partners and employee team members while we support strong communities and work towards protecting the future of our planet. We integrate ESG into our business practices and seek to address the issues most important to our stakeholders. Our Core Values of Consider Community First, Seek the Success of Others, Act Fairly and with Integrity and Make it Happen form the foundation of our approach as we set goals to create positive social and economic impact while reducing our environmental footprint.

Reporting frameworks

Our goal is to utilize best practices in every aspect of our business, including our disclosures and ESG reporting. We have utilized the standards of the Global Reporting Initiative (GRI) since 2016 and began integrating certain disclosures from the Sustainability Accounting Standards Board (SASB, now the Value Reporting Foundation) in 2019. In 2020 and 2021, we disclosed to Global Real Estate Sustainability Benchmark (GRESB) and CDP (formerly, the Carbon Disclosure Project). We are also currently assessing our climate-related governance and strategy to report in line with the Task Force on Climate-related Financial Disclosures (TCFD) and aim to become a signatory to the United Nations Global Compact (UNGC).

ESG governance

Our ESG Executive Committee leads the governance of ESG matters at our Company and is chaired by our General Counsel. Consisting of executives from various functional areas of our Company, including, without limitation, Operations, Finance and People and Culture, the Executive Committee advises on the Company's approach to ESG. The Executive Committee monitors progress toward achievement of goals and communicates priority ESG issues to senior leadership. Our full Board of Directors provides oversight for the ESG function, and, as appropriate, certain matters are considered by a specific committee of the Board of Directors.

Material ESG issues – priorities and impacts

Our ESG materiality process drives strategy on environmental, social, economic and governance topics. We begin by identifying opportunities and risks, and leverage external frameworks and engage stakeholders, executives and our Board members to help identify key ESG issues. These key issues are translated into operational priorities and processes across our Company. As a result of a robust materiality assessment conducted by a third party in 2021, we have identified the following priority material issues that are of greatest relevance to the Company and our stakeholders: Diversity, Equity and Inclusion; Energy Use and Efficiency; Community Involvement; Climate Change and Tenants' Environmental and Social Footprint.

For the avoidance of doubt, while certain matters discussed in our ESG Report, ESG Policies and other ESG-related disclosures may be significant, any significance should not be read as necessarily rising to the level of materiality as that concept is used for the purposes of our compliance and reporting pursuant to the U.S. federal securities laws and regulations. The concept of materiality used in our ESG disclosures, including as it is used above, is based on other definitions of materiality, some of which may require that we use a level of estimation and assumption that may make the resulting disclosures inherently uncertain. This is the case even where we use the word “material” or “materiality” in our ESG disclosures. Therefore, issues that we identify as “material” from an ESG perspective are not necessarily material to the Company under the U.S. federal securities laws and regulations. The contents of our ESG Report, ESG Policies and other ESG-related disclosures are not incorporated by reference into this Form 10-K, and do not form a part of this Form 10-K.

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

ITEM 1A RISK FACTORS

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

In the current and recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $117.9 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

Our financial results for 2020 were materially adversely impacted by COVID-19. During 2021, our business and financial results improved, and metrics such as average overall occupancy rates, traffic to our centers, sales reported by our tenants, and collections of rental revenues returned to near, at, or in some cases above, pre-pandemic levels. Nevertheless, the extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the availability or effectiveness of vaccines or treatments, future mutations or variants of the virus, and the direct and indirect economic effects of the pandemic and containment measures, among others. The impact of the COVID-19 pandemic on our rental revenue for the future cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are continuing to manage our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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
•A deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' operations could adversely affect our operations and those of our tenants.
•A significant increase in the number of tenants that file for Chapter 11 bankruptcy; adverse impacts from requiring employees to work remotely, such as reductions in productivity and heightened cybersecurity risks; and the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

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

Our operations are subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, legislative changes that increase the cost of their operations, supply chain issues or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. Any resulting leasing delays, failures to make payments or tenant bankruptcies could result in the termination of such tenants' leases.

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed all or certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores or reduction of rent for stores that remain operating. For example, in 2019 and 2020, our revenues were adversely affected by higher than historical averages of bankruptcy filings and other tenant closures during those periods. In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has increased from 92% at the end of 2020 to 95% at the end of 2021. If our occupancy declines, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

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

To the extent climate change causes changes in weather patterns, our properties in certain markets could experience, among other impacts, increases in storm intensity, rising sea levels and other natural disasters. Approximately, 47% of the square footage of our consolidated portfolio are in a coastal areas, which are at risk to be impacted by storms intensity and 16% of the square footage of our consolidated portfolio are in areas that are at risk to be impacted by rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties.

The increasing focus on environmental, sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

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

As of December 31, 2021, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in two properties in Canada. Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

As of December 31, 2021, we had $340.1 million of debt and 13 interest rate swaps with an aggregate notional value of $300.0 million outstanding that were indexed to the London Interbank Offered Rate (“LIBOR”). In addition, we have a $520.0 million unsecured revolving line of credit facility that is indexed to LIBOR but had no borrowings under it. LIBOR is subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. The Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield ("BSBY") have been proposed as alternatives to LIBOR. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. There is no guarantee that either SOFR or BSBY will become a widely accepted benchmark in place of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract.

While we expect most tenors of LIBOR to be available until 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and/or magnified. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

These potential changes could generally result in REITs having fewer tax advantages and may lead REITs to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as a corporation.

Additionally, not all states automatically conform to changes in the Internal Revenue Code. This could increase the complexity of our compliance costs and may subject us to additional tax and audit risk.

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

Risks Related to Cyber Security

Cyber-attacks or acts of cyber-terrorism could disrupt our or our third-party providers' business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. While we maintain some of our own critical information technology systems, we also depend on third-party providers for important information technology software, products and services relating to several key business functions, such as payroll, electronic communications and certain accounting and finance functions. Many of these providers have likewise experienced and expect to continue to experience cyberattacks and other security incidents.

A security compromise of our or our critical providers' information technology systems or business operations could occur through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization, due to malicious conduct, human error, negligence, and social engineering, as well as due to bugs, coding misconfigurations or other software vulnerabilities. Like many companies, we have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems, for example, due to ransomware, could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been attacked, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs of remediation and compliance (particularly in light of increased regulation of corporate data privacy and cybersecurity practices) and expose us to material legal claims and liability by private litigants and regulatory agencies. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could also be adversely affected.

Our measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. We expect the frequency and intensity of cyberattacks to escalate in the future, particularly as threat actors become more sophisticated, for example, by deploying tools and techniques that are specifically designed to circumvent controls, to evade detection, and even to remove or obfuscate forensic evidence, all of which impedes our ability to detect, identify, investigate and remediate against cyberattacks. While we carry insurance related to cybersecurity events, our policies may not cover all of the costs and liabilities that could be incurred as the result of cyberattack or other security incident.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the SEC for either the Company or the Operating Partnership.

ITEM 2.PROPERTIES

As of December 31, 2021, our consolidated portfolio consisted of 30 outlet centers totaling 11.5 million square feet located in 18 states. We own interests in six other outlet centers totaling approximately 2.1 million square feet through unconsolidated joint ventures, including two outlet centers in Canada. Our consolidated outlet centers range in size from 104,009 to 739,148 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2021. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2021. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2021, of the 30 outlet centers in our consolidated portfolio, we own the land underlying 24 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

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

The following table summarizes certain information with respect to our consolidated outlet centers as of December 31, 2021:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,605,812	14
New York	2	1,468,429	13
Georgia	3	1,121,579	10
Pennsylvania	3	999,442	9
Texas	2	823,557	7
Michigan	2	671,565	6
Alabama	1	554,649	5
Delaware	1	549,890	5
New Jersey	1	487,718	4
Tennessee	1	447,810	4
North Carolina	2	422,895	3
Arizona	1	410,753	3
Florida	1	351,721	3
Missouri	1	329,861	3
Mississippi	1	324,720	3
Louisiana	1	321,066	3
Connecticut	1	311,229	3
New Hampshire	1	250,139	2
Total	30	11,452,835	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of December 31, 2021. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	739,148	95
Riverhead, New York (1)	100	729,281	95
Foley, Alabama	100	554,649	92
Rehoboth Beach, Delaware (1)	100	549,890	94
Atlantic City, New Jersey (1) (3)	100	487,718	80
San Marcos, Texas	100	471,816	95
Sevierville, Tennessee (1)	100	447,810	100
Savannah, Georgia	100	429,089	100
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Glendale, Arizona (Westgate)	100	410,753	100
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100
Charleston, South Carolina	100	386,328	100
Lancaster, Pennsylvania	100	375,883	100
Pittsburgh, Pennsylvania	100	373,863	97
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,127	89
Fort Worth, Texas	100	351,741	100
Daytona Beach, Florida	100	351,721	99
Branson, Missouri	100	329,861	99
Southaven, Mississippi (2) (3)	50	324,720	100
Locust Grove, Georgia	100	321,082	100
Gonzales, Louisiana	100	321,066	93
Mebane, North Carolina	100	318,886	100
Howell, Michigan	100	314,438	78
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	79
Tilton, New Hampshire	100	250,139	81
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	100
Hilton Head I, South Carolina	100	181,687	97
Blowing Rock, North Carolina	100	104,009	100
Total		11,452,835	95
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 7 and 8 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	398,698	99
Ottawa, Ontario	50	357,209	96
Columbus, Ohio (1)	50	355,245	97
Texas City, Texas (Galveston/Houston) (1)	50	352,705	95
National Harbor, Maryland (1)	50	341,156	99
Cookstown, Ontario	50	307,883	93
Total		2,112,896	97
(1)Property encumbered by mortgage. See Note 5 to the consolidated financial statements for further details of our joint ventures' debt obligations.

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated outlet centers:

	2021	2020 (2)	2019	2018	2017
Occupancy	95%	92%	97%	97%	97%
Average annual base rent per square foot	$23.79	$21.10	$25.35	$25.51	$25.81
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by United States Generally Accepted Accounting Principles ("GAAP") and the effects of inducements and rent concessions divided by the weighted average square feet of the consolidated portfolio.
(2)The decline in the average annual base rent per square foot in 2020 compared to previous years reflects the decline in occupancy from 97% in 2019 to 92% in 2020 and rent modifications primarily due to a number of tenants filing bankruptcy during 2020.

Lease Expirations

The following table sets forth, as of December 31, 2021, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2022	377	1,768	$25.44	$44,970	18
2023	280	1,383	26.95	37,280	16
2024	247	1,123	31.02	34,847	14
2025	248	1,349	27.00	36,416	15
2026	209	1,028	28.41	29,211	12
2027	118	583	31.47	18,359	7
2028	118	770	26.63	20,499	8
2029	76	328	30.90	10,142	4
2030	49	301	31.01	9,325	4
2031	26	133	25.15	3,343	1
2032 and after	10	170	16.47	2,805	1
	1,758	8,936	$27.66	$247,197	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, temporary leases and month-to-month leases totaling in the aggregate approximately 2.4 million square feet of our consolidated outlet centers.
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

Expiring leases

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year (1)	Square Feet (in 000's)	% of Total Outlet Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2021	1,728	15	1,359	79
2020	1,526	13	1,096	72
2019	1,320	11	1,020	77
2018	1,742	13	1,418	81
2017	1,549	12	1,296	84
(1)Excludes data for properties sold in each respective year.
(2)Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

Leasing activity

In 2021, we revised our rent spread presentation from a commenced basis to executed basis and we are presenting it for comparable space. Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space). We believe that this presentation provides additional information and improves comparability to other retail REITs. Prior period results have been revised to conform with the current period presentation.

The following table sets forth leasing activity for each of the calendar years for comparable space for executed leases for consolidated outlet centers.(1)

	Renewals of Existing Leases			Stores Re-leased to New Tenants
		Initial Rent (2)			Initial Rent (2)
		($ per sq. ft.)			($ per sq. ft.)
Year	Square Feet (in 000's)	New	Rent Spread %(3)	Square Feet (in 000's)	New	Rent Spread %(3)
2021	978	$31.08	—	192	$29.27	(4)
2020	1,077	$22.90	(8)	91	$30.02	(5)
2019	967	$25.36	(7)	385	$28.34	(21)
2018	1,381	$30.57	(1)	299	$36.92	17
2017	1,570	$29.21	(1)	210	$36.91	—

(1)For consolidated properties owned as of the period-end date. Represents leases for new stores or renewals that were executed during the respective calendar year and excludes license agreements, seasonal tenants and month-to-month leases.
(2)Represents average initial cash rent (base rent and common area maintenance (“CAM”)).
(3)Represents change in initial and expiring cash rent (base rent and CAM). See above for a description of the change in calculation from prior periods.

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

Year	Occupancy Costs as a % of Tenant Sales
2021	8.1
2020	N/A (1)
2019	10.0
2018	9.9
2017	10.0
(1)As a result of the COVID-19 pandemic, retailers stores were closed for much of the second quarter of 2020 due to mandates by order of local and state authorities. Given the fewer than twelve months of sales reported by our tenants for 2020, an average tenant occupancy cost is not provided for this period.

As of December 31, 2021, our occupancy cost was reduced to 8.1%. The decrease in occupancy costs compared to the previous 5 years is primarily due to the strong rebound in sales in the 2021 period, but has also been impacted favorably by the significant amount of stores permanently closing in our portfolio during 2019 and 2020, as a result of bankruptcies and brand-wide restructurings, which generally had occupancy costs higher than the portfolio average.

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2021 (1) :

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Gap, Banana Republic, Old Navy	83	881,942	7.7%	6.1%
Premium Apparel, LLC; The Talbots, Inc.	LOFT, Ann Taylor, Lane Bryant, Talbots	77	426,970	3.7%	4.2%
SPARC Group	Aéropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brands, Nautica	75	461,640	4.0%	4.2%
PVH Corp.	Tommy Hilfiger, Van Heusen, Calvin Klein	40	298,803	2.6%	3.6%
Tapestry, Inc.	Coach, Kate Spade, Stuart Weitzman	47	223,813	2.0%	3.4%
Under Armour, Inc.	Under Armour, Under Armour Kids	29	228,931	2.0%	3.2%
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	41	279,833	2.4%	3.1%
Nike, Inc.	Nike, Converse, Hurley	31	370,448	3.2%	2.7%
Columbia Sportswear Company	Columbia Sportswear	23	183,484	1.6%	2.5%
Adidas AG	Adidas, Reebok	32	206,425	1.8%	2.3%
Capri Holdings Limited	Michael Kors, Michael Kors Men’s	27	137,486	1.2%	2.3%
Carter’s, Inc.	Carters, OshKosh B Gosh	40	177,045	1.5%	2.3%
Hanesbrands Inc.	Hanesbrands, Maidenform, Champion	34	169,877	1.5%	2.1%
Ralph Lauren Corporation	Polo Ralph Lauren, Polo Children, Polo Ralph Lauren Big & Tall	32	350,331	3.1%	2.1%
Rack Room Shoes, Inc.	Rack Room Shoes	26	193,632	1.7%	2.0%
Skechers USA, Inc.	Skechers	28	154,913	1.4%	2.0%
Signet Jewelers Limited	Kay Jewelers, Zales, Jared Vault	45	103,260	0.9%	2.0%
V. F. Corporation	The North Face, Vans, Timberland, Dickies, Work Authority	27	143,207	1.2%	1.9%
Express Inc.	Express Factory	24	168,000	1.5%	1.8%
Chico’s, FAS Inc.	Chicos, White House/Black Market, Soma Intimates	37	107,287	0.9%	1.8%
H & M Hennes & Mauritz LP.	H&M	18	385,321	3.4%	1.8%
Luxottica Group S.p.A.	Sunglass Hut, Oakley, Lenscrafters	52	76,178	0.7%	1.7%
Levi Strauss & Co.	Levi's	27	111,510	1.0%	1.6%
Caleres Inc.	Famous Footwear, Allen Edmonds	27	152,156	1.3%	1.6%
Rue 21	Rue 21	19	114,559	1.0%	1.4%
Total of Top 25 tenants		941	6,107,051	53.3%	63.7%
(1)Excludes leases that have been entered into but for which the tenant has not yet taken possession, temporary leases and month-to-month leases. Includes all retail concepts of each tenant group for consolidated outlet centers; tenant groups are determined based on leasing relationships.
(2)Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents that are based on a percentage of sales in lieu of fixed contractual rents.

Significant Property

The Deer Park, New York outlet center is the only property that comprises 10% or more of our consolidated total assets. No property comprises more than 10% of our consolidated revenues.

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2021, 2020 and 2019:

Deer Park	Square Feet	2021	2020	2019
Outlet Center Occupancy	739,148	95%	89%	99%

Average base rental rates per weighted average square foot (1)		$31.99	$19.25	$34.41
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by GAAP and the effects of inducements and rent concessions divided by the weighted average square feet of the Deer Park Outlet Center.

The increase in the average annual base rent per square foot in 2021 compared to 2020 reflects the increase in occupancy from 89% in 2020 to 95% in 2021 and temporary rent modifications primarily due to a number of tenants filing bankruptcy during 2020.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives up to 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2021 amounted to $5.3 million. Real estate taxes for 2022 are estimated to be approximately $5.6 million.

The following table sets forth, as of December 31, 2021, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2022	11	40	$38.81	$1,542	8
2023	13	84	31.96	2,678	14
2024	15	135	34.63	4,674	24
2025	5	24	32.66	781	4
2026	6	17	49.64	847	4
2027	4	15	44.48	687	4
2028	10	105	42.88	4,491	23
2029	7	21	44.19	934	5
2030	4	28	42.60	1,214	6
2031	2	5	36.94	182	1
2032 and after	1	85	14.88	1,268	7
Total	78	559	$34.50	$19,298	100%
(1)Excludes leases that have been entered into but for which the tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 180,000 square feet.
(2)Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents that are based on a percentage of sales in lieu of fixed contractual rents.

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

Information about the Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	73	Executive Chair of the Board
Stephen J. Yalof	59	Director, President and Chief Executive Officer
James F. Williams	57	Executive Vice President - Chief Financial Officer and Treasurer
Chad D. Perry	49	Executive Vice President - General Counsel and Secretary
Leslie A. Swanson	51	Executive Vice President - Chief Operating Officer
Justin C. Stein	42	Executive Vice President - Leasing
Andrew R. Wingrove	39	Executive Vice President - Chief Commercial Officer

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger has served as Executive Chair of the Board since January 1, 2021 and Director of the Company since May 13, 1993. Mr. Tanger previously served as Chief Executive Officer from May 2017 to December 2020. President and Chief Executive Officer from January 2009 to May 2017. President and Chief Operating Officer from January 1995 to December 2008; and Executive Vice President from 1986 to December 1994. Mr. Tanger is a former Trustee of the International Council of Shopping Centers (ICSC); a former Director of The Fresh Market, a member of the Real Estate Roundtable and a Director and Member of the Executive Committee of the National Association of Real Estate Investment Trusts (NAREIT). Mr. Tanger provides an insider's perspective in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company's business.

Stephen J. Yalof. Mr. Yalof has served as a director of the Company since July 20, 2020. President and Chief Executive Officer since January 2021. Mr. Yalof joined the Company in April 2020 as President and Chief Operating Officer, bringing with him over 25 years of experience in the commercial real estate industry, with a primary focus on the retail space. He oversees the operations of the executive and senior leadership teams, emphasizing evolving the customer shopping experience. Prior to joining the Company, Mr. Yalof served as the Chief Executive Officer of Simon Premium Outlets of the Simon Property Group, Inc., a commercial real estate company and mall operator, from September 2014 to April 2020, where he drove forward the expansion and development of their real estate portfolio. He previously served as Senior Vice President of Real Estate for Ralph Lauren Corporation and Senior Director of Real Estate for The Gap, Inc. Mr. Yalof serves as a Trustee of the International Council of Shopping Centers (ICSC), as well as on the advisory boards of HeadCount and the Center for Real Estate & Urban Analysis (CREUA) at George Washington University, his alma mater, where he earned a B.S. in Business Administration. Mr. Yalof provides insight into the Company's operations and strategy as well as extensive experience in the real estate and retail industries.

James F. Williams. Mr. Williams is the Company’s Executive Vice President - Chief Financial Officer and Treasurer. Mr. Williams has served as Executive Vice President since May 2018, Chief Financial Officer since May 2016 and Treasurer since May 2021. Mr. Williams joined the Company in September 1993, served as Controller from January 1995 to March 2015 and Chief Accounting Officer from March 2013 to May 2016. Prior to joining the Company, he was the Financial Reporting Manager of Guilford Mills, Inc. from April 1991 to September 1993 and was employed by Arthur Andersen from 1987 to 1991. Mr. Williams is responsible for the Company's financial reporting, accounting, tax, capital markets, financial planning and analysis and information systems functions. He is a graduate of the University of North Carolina at Chapel Hill and is a certified public accountant.

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

Leslie A. Swanson. Ms. Swanson was named Executive Vice President – Chief Operating Officer in December 2021. She joined the Company in October 2020 as Executive Vice President of Operations, bringing over 25 years of experience in shopping center operations, management and marketing and a reputation as a proven team leader, revenue generator, and thought leader. Previously, she served as Executive Vice President of Property Management for Simon Premium Outlets from 2016 to 2020 where she oversaw 8 straight years of NOI growth and added 12 new and 15 expanded centers to that portfolio over the same period. Ms. Swanson has direct oversight of the Company’s Operations, Marketing Partnerships, and Specialty Leasing disciplines and is responsible for creating new revenue levers that complement Tanger’s core business, strengthening revenue generation and operating capacities at all levels throughout Tanger. She is a graduate of Illinois State University, where she earned her Bachelor of Arts and Science degree in Public Relations and Organizational Communication Psychology.

Justin C. Stein. Mr. Stein joined the Company in October 2021 as Executive Vice President - Leasing. Prior to joining the Company, he served as Senior Vice President of Leasing at Simon Property Group for 10 years. A consistent top producer and key member of their leadership team, Justin’s innovative approach to deal making and relationship-driven mentality has made him one of the most respected and productive persons in the industry. He also has more than eight years of experience in the retail brokerage industry as a Managing Director of Retail for Newmark, CBRE and Cushman & Wakefield, all of which are commercial real estate companies. Justin’s major responsibilities include managing the leasing strategies for Tanger’s operating properties, as well as expansions and new developments. He also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Justin is a graduate of Bryant University where he earned a B.S. in Computer Information Systems. He also earned a Master’s of Science, Information Systems from Stevens Institute of Technology.

Andrew R. Wingrove. Mr. Wingrove joined the Company as Executive Vice President - Chief Commercial Officer in December 2021, bringing over 15 years of experience across consumer brands. Focused on Tanger’s transformation from a real estate company to a customer experience company, he is responsible for modernizing the customer experience and cultivating a more digitally native community to further enhance the Company’s competitive advantage. In his role, Mr. Wingrove oversees commercial and digital strategy, loyalty, performance marketing, customer experience and brand. He is a customer-centric, commercially-oriented marketer who most recently was at CLEAR, an identity verification technology company and served as Senior Vice President for Travel and the GM Aviation from October 2020 to August 2021, was Chief Experience Officer at Bonobos from September 2018 to September 2019, was a Managing Director at Delta Air Lines from August 2016 to August 2018, and prior served as a senior merchant at Macy’s. At Delta, Mr. Wingrove led the development of its product segmentation strategy and oversaw the Global Distribution and Customer Experience Development functions for the airline. He is a graduate of Emory University, where he earned a Bachelor of Arts degree in Economics.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. Our common shares are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 1, 2022, there were approximately 356 common shareholders of record.

Share Repurchases

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. In June 2020, we amended our debt agreements primarily to improve future covenant flexibility and such amendments included a prohibition on share repurchases for twelve months starting July 1, 2020 (the “Repurchase Covenant”). The Company temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the Repurchase Covenant. On July 1, 2021, the Repurchase Covenant expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares subsequent to the authorization of the repurchase plan. The remaining amount authorized to be repurchased under the program as of December 31, 2021 was approximately $80.0 million.

The following table summarizes our common share repurchases for the fiscal quarter ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2021 to October 31, 2021	—	$—	—	$80.0
November 1, 2021 to November 30, 2021	—	—	—	80.0
December 1, 2021 to December 31, 2021	—	—	—	80.0
Total	—	$—	—	$80.0

For certain restricted common shares that vested during the three months ended December 31, 2021, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was approximately 18,560 for the three months ended December 31, 2021.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. Beginning in January 2021, the Board reinstated dividend distributions and paid dividends on a quarterly basis for the year ended December 31, 2021. On January 13, 2022, the Board declared a dividend of $0.1825 per share paid in February 2022. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2021 tax year.

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

The following share price performance chart compares our performance to an index of U.S. equity REITs and an index of U.S. retail REITs, both prepared by S&P Global Market Intelligence.

Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The Dow Jones U.S. Real Estate Retail index is designed to track the performance of real estate investment trusts (REIT) and other companies that invest directly or indirectly in real estate through development, management, or ownership, including property agencies.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2021, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance

200
150
100
50
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Tanger Factory Outlet Centers. Inc.
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Retail Index

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Tanger Factory Outlet Centers, Inc.	100.00	77.70	62.95	49.52	36.01	72.60
Dow Jones Equity All REIT Index (1)	100.00	108.69	104.23	134.18	127.76	180.39
Dow Jones U.S. Real Estate Retail Index (1)	100.00	93.74	84.51	89.40	57.02	89.37
(1)In the 2020, we were using the SNL US REIT Equity and SNL US REIT Retail indexes, These indexes were retired in August 2021 and we now are using comparable replacement indexes.

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2021, the Company and its wholly-owned subsidiary, Tanger LP Trust, owned 104,084,734 units of the Operating Partnership and the Non-Company LPs owned 4,761,559 units. We made distributions per common unit during 2021 as follows:

2021
First Quarter	$0.1775
Second Quarter	0.1775
Third Quarter	0.1775
Fourth Quarter	0.1825
Distributions per unit	$0.7150

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; investor and regulatory focus on environmental, sustainability and social initiatives; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the phasing out of LIBOR; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•General Overview
•Leasing Activity
•COVID-19 Pandemic
•Results of Operations
•Liquidity and Capital Resources of the Company
•Liquidity and Capital Resources of the Operating Partnership
•Critical Accounting Estimates
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of December 31, 2021, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2019 to December 31, 2021:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers
As of December 31, 2018		12,923	36	2,371	8
Dispositions:
Nags Head	First Quarter	(82)	(1)	—	—
Ocean City	First Quarter	(200)	(1)	—	—
Park City	First Quarter	(320)	(1)	—	—
Williamsburg	First Quarter	(276)	(1)	—	—
Bromont	Second Quarter	—	—	(161)	(1)
Other		3	—	2	—
As of December 31, 2019		12,048	32	2,212	7
Dispositions:
Terrell	Third Quarter	(178)	(1)	—	—
Other		3	—	—	—
As of December 31, 2020		11,873	31	2,212	7
Dispositions:
Jeffersonville	First Quarter	(412)	(1)	—	—
Saint Sauveur	First Quarter			(99)	(1)
Other		(8)	—	—	—
As of December 31, 2021		11,453	30	2,113	6

Leasing Activity

In 2021, we revised our rent spread presentation from a commenced basis to executed basis and we are presenting it for comparable and non- comparable space. Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space). We believe that this presentation provides additional information and improves comparability to other retail REITs. Prior period results have been revised to conform with the current period presentation.

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the years ended December 31, 2021 and 2020, respectively:

Comparable Space for Executed Leases (1) (2) (3)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2021	266	1,170	$30.78	(0.6)%	$7.75	3.43
2020	213	1,168	$23.46	(7.5)%	$1.02	2.75

Comparable and Non-Comparable Space for Executed Leases (1) (2) (3)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2021	317	1,363	$30.46	$21.91	3.85
2020	235	1,220	$23.80	$1.46	2.85
(1)For consolidated properties owned as of the period-end date. Represents leases for new stores or renewals that were executed during the respective calendar years and excludes license agreements, seasonal tenants and month-to-month leases.
(2)Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space).
(3)Leasing activity for commenced leases, or leases for new stores that opened or renewals that began during the respective trailing twelve months ended December 31, were as follows:

Leasing activity for commenced leases
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Comparable Space(2)
Total space
2021	280	1,378	$26.76	(2.4)%	$4.22	3.35
2020	254	1,404	$25.01	(12.2)%	$16.56	4.41
Comparable and Non-comparable Space(2)
Total space
2021	328	1,541	$26.84		$6.02	3.63
2020	279	1,483	$25.51		$16.64	4.54
(4)Represents average initial cash rent (base rent and common area maintenance (“CAM”)).
(5)Represents change in average initial and expiring cash rent (base rent and CAM).
(6)Tenant allowance includes other landlord costs.

COVID-19 Pandemic

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

As of December 31, 2021, contractual fixed rents billed during 2020 that were deferred as a direct result of the COVID-19 pandemic and remain outstanding totaled $82,000. Through December 31, 2021, the Company had collected 99% of the 2020 deferred rents due to be repaid during the year ended December 31, 2021.

The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

Results of Operations

2021 Compared to 2020

Net income (loss)
Net income increased $47.6 million in the 2021 period to a net income of $9.6 million as compared to a net loss of $38.0 million for the 2020 period. The increase in net income is primarily due to the following:
•2020 was impacted by the COVID-19 pandemic and had significant revenue reductions
•variable revenue derived from tenant sales was significantly higher in 2021 as the COVID-19 pandemic impacted traffic to our centers in the 2020 period and our centers operated under reduced hours.
•the 2020 period included $64.8 million in impairment charges recognized on the outlet center in Mashantucket, Connecticut and a $2.4 million impairment charge recognized on the outlet center in Jeffersonville, Ohio, and
•the 2020 period included our share of an impairment charge totaling $3.1 million in equity in earnings that related to the Saint-Sauveur, Quebec outlet center in our Canadian joint venture.

The increase in net income was partially offset by the following:
•2021 included $7.0 million in impairment charges recognized on the outlet center in Mashantucket, Connecticut,
•the 2021 period included a loss on the early extinguishment of debt of $47.9 million related to the redemption of all of our bonds due in 2023 and 2024,
•in the current period we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income associated with the sale the outlet center in Saint-Sauveur held in our RioCan joint venture
•the $9.9 million decrease in lease termination fees compared to the prior year,
•the loss in revenues from the sale of our two centers in 2020 and 2021 described below, and
•the 2020 period included a $2.3 million gain recorded on the sale of our Terrell outlet center.

In the tables below, information set forth for properties disposed includes the Terrell outlet center sold in August 2020 and the Jeffersonville outlet center sold in January 2021.

Rental Revenues
Rental revenues increased $29.8 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2021	2020	Increase/(Decrease)
Rental revenues from existing properties	$407,164	$364,214	$42,950
Rental revenues from properties disposed	272	7,315	(7,043)
Straight-line rent adjustments	(1,973)	(3,372)	1,399
Lease termination fees	2,225	12,125	(9,900)
Amortization of above and below market rent adjustments, net	78	(2,350)	2,428
	$407,766	$377,932	$29,834

Rental revenues from existing properties in the prior year period included the impact of a $40.1 million COVID-19 pandemic-related revenue reduction. In addition, variable revenues, which are derived from tenant sales, were higher in the 2021 period as a result of the impact of the COVID-19 pandemic on the 2020 period, which included mandated store closures by local and state authorities during the second quarter, continued lower traffic levels to our centers in the third quarter and to the centers operating under reduced hours.

The 2020 period includes a higher amount of lease termination fees from certain early lease terminations as a result of a significant amount of space recaptured due to bankruptcies and brand-wide restructuring in the 2020 period.

In addition, in the prior year, we recognized a write-off of revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts.

Management, Leasing and Other Services
Management, leasing and other services increased $1.5 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2021	2020	Increase/(Decrease)
Management and marketing	$2,347	$1,859	$488
Leasing and other fees	228	60	168
Expense reimbursements from unconsolidated joint ventures	3,836	3,017	819
Total Fees	$6,411	$4,936	$1,475

Management, leasing and other service revenue increased in the 2021 period due to the prior year impact of the COVID-19 pandemic. The COVID-19 pandemic resulted in materially lower rental revenues received during the 2020 period which resulted in lower management fees. In addition, expense reimbursements from unconsolidated joint ventures were higher in the 2021 period as our centers operated under reduced hours during 2020 as a result of the COVID-19 pandemic.

Other Revenues
Other revenues increased $5.2 million in the 2021 period as compared to the 2020 period. The following table sets forth the changes in other revenues (in thousands):

	2021	2020	Increase/(Decrease)
Other revenues from existing properties	$12,330	$6,950	$5,380
Other revenues from property disposed	18	173	(155)
	$12,348	$7,123	$5,225

Other revenues from existing properties increased in the 2021 period due to the prior year impact of the COVID-19 pandemic and our focus on increasing other revenue streams in 2021 The 2020 period included large reductions in the variable vending and other revenue sources due to the mandatory store closures by local and state authorities for a portion of the 2020 period discussed above, as well as the COVID-19 pandemic impacting traffic to our centers and the centers operating under reduced hours.

Property Operating Expenses
Property operating expenses increased $3.6 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2021	2020	Increase/(Decrease)
Property operating expenses from existing properties	$135,738	$126,288	$9,450
Property operating expenses from property disposed	(1,150)	5,066	(6,216)
Expenses related to unconsolidated joint ventures	3,837	3,017	820
Other property operating expense	2,311	2,764	(453)
	$140,736	$137,135	$3,601

Property operating expenses at existing properties increased in the 2021 period compared to the 2020 period primarily due to the lower costs needed to operate and advertise the centers while stores were closed under government mandates in response to the COVID-19 pandemic in 2020, as well as operating the centers under reduced hours when the stores reopened during the 2020 period.

Property operating expenses from properties disposed for the 2021 period includes $1.7 million in net proceeds received from the successful appeal of property taxes for tax years prior to disposition.

General and Administrative Expenses
General and administrative expenses increased $18.1 million in the 2021 period compared to the 2020 period. The 2021 period includes higher compensation costs due to the addition of certain executives and other key employees added to drive operational and growth initiatives and increases in other professional and legal fees, some of which are related to collection of rents from periods during the COVID-19 mandated shut downs. The 2020 period included temporary reductions in compensation costs of our executive officers and other employees and virtually all travel and entertainment expenses were eliminated following the onset of the pandemic. In addition, 2021 includes compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021, as well as other executive severance costs incurred during 2021, totaling $3.6 million.

Impairment Charges
During the first quarter and fourth quarter of 2020 and the fourth quarter of 2021, we determined that the estimated future undiscounted cash flows of our Foxwoods outlet center in Mashantucket, Connecticut did not exceed the property's carrying value due to a continuing decline in operating results. Therefore, we recorded $64.8 million and $7.0 million of non-cash impairment charges in our consolidated statement of operations for both 2020 and 2021, respectively, which equaled the excess of the property's carrying value over its estimated fair value. In addition, in 2020, we recorded a $2.4 million impairment charge on the outlet center in Jeffersonville, Ohio.

Depreciation and Amortization
Depreciation and amortization expense decreased $7.1 million in the 2021 period compared to the 2020 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2020 period to the 2021 period (in thousands):

	2021	2020	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$109,970	$116,262	$(6,292)
Depreciation and amortization from property disposed	38	881	(843)
	$110,008	$117,143	$(7,135)

Depreciation and amortization decreased at our existing properties due to the lower basis in our Foxwoods property due to impairments recorded in the first and fourth quarters of 2020, and due to tenant improvements and lease related intangibles, which are amortized over shorter lives, in other parts of the portfolio becoming fully depreciated during the reporting periods.

Interest Expense
Interest expense decreased $10.3 million in the 2021 period compared to the 2020 period for the following reasons:

•In August 2021, we completed a public offering of $400.0 million in senior notes due 2031 in an underwritten public offering. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031.
•During 2021, we completed the early redemption of $250.0 million of our 3.875% senior notes due December 2023 and $250.0 million of our 3.75% senior notes due 2024.
•During 2021, we paid down $50.0 million of borrowings under our unsecured term loan.
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

Loss on Early Extinguishment of Debt
For the year ended December 31, 2021, we recorded make-whole premiums of $44.9 million and the write-off of approximately $3.0 million of debt discount and debt origination costs due to the early redemption of our notes originally due 2023 and 2024.

Gain on Sale of Assets
In August 2020, we sold a non-core outlet center in Terrell, Texas for net proceeds of $7.6 million, which resulted in a gain on sale of assets of $2.3 million. The proceeds from the sale of this unencumbered asset were used to pay down balances outstanding under our unsecured lines of credit.

Other Income (Expense)
Other income (expense) decreased approximately $2.5 million in the 2021 period compared to the 2020 period. In March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

Equity in Earnings (Losses) of Unconsolidated Joint Ventures
Equity in earnings (losses) of unconsolidated joint ventures increased approximately $7.8 million in the 2021 period compared to the 2020 period. In the table below, information set forth for property disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2021	2020	Increase/(Decrease)
Equity in earnings from existing properties	$8,714	$4,051	$4,663
Equity in earnings (losses) from property disposed	190	(2,925)	3,115
	$8,904	$1,126	$7,778

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

2020 Compared to 2019

For a discussion of our results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2020.

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

We are a well-known seasoned issuer with a shelf registration which expires in February 2024 that allows the Company to register various unspecified classes of equity securities and the Operating Partnership to register various unspecified classes of debt securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties, invest in existing or newly created joint ventures, or for general corporate purposes.

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

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code, or the Code. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares. Based on our 2021 estimated taxable loss, we were not required make a distribution to our shareholders in order to maintain our REIT status as described above. For tax reporting purposes, we distributed approximately $71.4 million during 2021. Given the uncertainty related to the pandemic’s near and potential long-term impact, in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. Beginning in January 2021, the Board reinstated dividend distributions and declared and paid dividends on a quarterly basis for the year ended December 31, 2021. On January 13, 2022, the Board declared a dividend of $0.1825 per share paid in February 2022. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

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

Under our ATM Offering program, which commenced in February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of December 31, 2021, we had approximately $60.1 million remaining available for sale under our ATM Offering program.

The following table sets forth information regarding settlements under our ATM offering program:

	2021	2020	2019
Number of common shares settled during the period	10,009,263	—	—
Average price per share	$18.97	$—	$—
Aggregate gross proceeds (in thousands)	$189,868	$—	$—
Aggregate net proceeds after commissions and fees (in thousands)	$186,969	$—	$—

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. In June 2020, we amended our debt agreements primarily to improve future covenant flexibility and such amendments included a prohibition on share repurchases for twelve months starting July 1, 2020 (the “Repurchase Covenant”). The Company temporarily suspended share repurchases for at least the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the Repurchase Covenant. On July 1, 2021, the Repurchase Covenant expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the year ended December 31, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of December 31, 2021 was approximately $80.0 million.

Shares repurchased during the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Total number of shares purchased	—	—	1,209,328
Average price paid per share	$—	$—	$16.52
Total price paid exclusive of commissions and related fees (in thousands)	$—	$—	$19,976

In January 2022, the Company's Board of Directors declared a $0.1825 cash dividend per common share payable on February 15, 2022 to each shareholder of record on January 31, 2022, and a $0.1825 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Summary of Our Major Sources and Uses of Cash and Cash Equivalents

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

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through a proper mix of fixed and variable rate debt, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by strategically divesting of our non-core assets and maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements, including without limitation issuances of equity under our ATM program.

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the years ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$2,441	$2,432	$9
Renovations (2)	761	5,505	(4,744)
Second generation tenant allowances (3)	3,020	12,273	(9,253)
Other capital expenditures (4)	30,917	10,279	20,638
	37,139	30,489	6,650
Conversion from accrual to cash basis	8,047	(1,923)	9,970
Additions to rental property-cash basis	$45,186	$28,566	$16,620
(1)New outlet center developments and expansions in the 2021 period included a land acquisition at our Westgate outlet center.
(2)Major outlet center renovations in the 2020 period included costs related to bringing two magnet tenants to our Lancaster outlet center.
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

We expect total capital expenditures for 2022 to be approximately $125.0 million as compared to capital expenditures of $45.2 million in 2021. Based on our liquidity we expect to fund these capital expenditures in 2022.

Potential Future Developments, Acquisitions and Dispositions
As of the date of this filing, we are in the initial study period for potential new developments, including a potential site in Nashville, Tennessee. We may also use joint venture arrangements to develop other potential sites. However, there can be no assurance that these potential future projects will ultimately be developed.

In the case of projects to be wholly-owned by us, we expect to fund these projects with borrowings under our unsecured lines of credit and cash flows from operations, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we may use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop outlet centers. As of December 31, 2021, we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 5 to the Consolidated Financial Statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during 2022 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance all or portion of its debt obligations, including the ability to exercise upcoming extensions of near term maturities.

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

Future Debt Obligations
As described further in Note 8 of the notes to the consolidated financial statements, as of December 31, 2021, scheduled maturities of our existing long-term debt for 2022, 2023, 2024, 2025 and 2026 are $4.4 million, $44.9 million, $305.1 million, $1.5 million and $355.7 million, respectively. As of December 31, 2021, scheduled maturities after 2026 aggregate to $700.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2021, these interest obligations total approximately $239.1 million and range from approximately $30.2 million to $41.1 million on an annual basis over the next five years.

Operating Lease Obligations
As described further in Note 20 of the notes to the consolidated financial statements, as of December 31, 2021, we had a total of $244.0 million of minimum operating lease obligations. These minimum lease payments range from approximately $5.7 million to $5.9 million on an annual basis over the next five years.

Other Contractual Obligations
Other contractual obligations totaled $22.9 million as of December 31, 2021. These obligations range from approximately $1.2 million to $15.8 million on an annual basis over the next five years. The majority of these contractual obligations relate to our solar initiative and installation of electric vehicle charging stations in 2022.

Cash Flows

The following table sets forth our changes in cash flows from 2021 and 2020 (in thousands):

	2021	2020	Change
Net cash provided by operating activities	$217,697	$164,818	$52,879
Net cash used in investing activities	(22,739)	(18,771)	(3,968)
Net cash used in financing activities	(118,379)	(77,593)	(40,786)
Effect of foreign currency rate changes on cash and equivalents	(177)	(223)	46
Net increase in cash and cash equivalents	$76,402	$68,231	$8,171

Operating Activities
The increase in net cash provided by operating activities was primarily due to the collection of rent deferred from April and May of 2020 during the beginning of the COVID-19 pandemic. These rents were payable during 2021, the majority of which was due in the first quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic.” In addition, our cash collections normalized during 2021, whereas the second and third quarters of 2020 had uncollected and deferred contractual rents as a result of COVID-19.

Investing Activities
The primary cause for the increase in net cash used in investing activities was due to additions in rental property, additions to non-real estate assets, and additions to deferred lease costs, which was offset by increased distributions in excess of cumulative earnings from unconsolidated joint ventures.

Financing Activities
The primary cause for the increase in net cash used in financing activities was due to early redemption of $250.0 million of our 3.875% senior notes due December 2023 and $250.0 million of our 3.75% senior notes due 2024, including make whole premiums of $44.9 million. In addition, in March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our unsecured term loan with cash on hand. We also had higher dividend payments in 2021 compared to 2020. The increase in net cash used in financing activities was partially offset by proceeds received during 2021 from our August 2021 public offering of $400.0 million in senior notes due 2031 and sales of commons shares under our ATM Offering program generating net proceeds of approximately $187.0 million.

Financing Arrangements

See Notes 7 and 8 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2021, unsecured borrowings represented 96% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2021, 3% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

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

As of December 31, 2021, our total liquidity was approximately $681.3 million, including cash and cash equivalents on our balance sheet and the full undrawn capacity under our $520 million unsecured lines of credit. Based on estimated monthly cash expenditures of approximately $28.6 million (excluding dividends and debt maturities) for 2022, we expect to have sufficient liquidity to meet our obligations for at least the next 12 months. For further discussion of COVID-19, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 Pandemic.”

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

Equity Offerings under the ATM Offering Program
In February 2021, the Company implemented the ATM Offering program whereby it may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2021, under this program, the Company sold 10.0 million shares at a weighted average price of $18.97 per share, generating net proceeds of $187.1 million and leaving a remaining authorization of $60.1 million. The proceeds were contributed to the Operating Partnership and then used primarily to reduce indebtedness as described in the sections immediately below.

Redemption of the 2023 and 2024 Senior Notes and public offering of aggregate $400.0 Million Unsecured Senior Notes due 2031
In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million and the write-off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to this redemption, $100.0 million aggregate principal amount of the notes remained outstanding, until the redemption in August 2021, described below.

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding. The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write-off of approximately $1.9 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. The remaining proceeds were used for general corporate purposes.

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the balance outstanding to $300.0 million as of December 31, 2021.

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

Other Financing Activity

In April 2021, Moody’s lowered the Company’s credit rating to Baa3, stable. As the Company no longer had a split rating between the rating agencies, the pricing over LIBOR for the lines of credit, term loan and facility fee increased to 1.20%, 1.25% and 0.25%, respectively, effective May 1, 2021.

In October 2021, the joint venture that owns the Southaven, MS outlet center exercised its option to extend the maturity of the Southaven, MS mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remains LIBOR + 1.80%. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

During 2021, we completed the principal payments of certain mortgage notes secured by the Atlantic City property with stated interest rates that ranged from 5.14% to 6.27% and which were scheduled to mature in 2021. The effective interest rate for the remaining notes remains 5.05% as established upon acquisition. The stated rates for the remaining secured notes ranged from 6.44% to 7.65% with maturity dates between December 2024 and December 2026.

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

Debt Covenants

We have historically been, and at December 31, 2021 are, in compliance with all of our debt covenants. The ongoing financial impact of the COVID-19 pandemic could potentially negatively impact our future compliance with financial covenants of our credit facilities, term loan and other debt agreements and result in a default and potentially an acceleration of indebtedness. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of December 31, 2021, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	41%
Total secured debt to adjusted total assets	<40%	2%
Total unencumbered assets to unsecured debt	>150%	232%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.1	x

In addition, key financial covenants for our lines of credit and term loan, include the following as of December 31, 2021:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	40%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.1
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	35%
Unencumbered Interest Coverage Ratio	> 1.5 x	4.9

Depending on the future economic impact of COVID-19, other covenants related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2021 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	November 2022	LIBOR + 1.85%	16.8%	11.9
Galveston/Houston	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.0)
	$329.5				$21.9

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. Management believes the Company’s critical accounting estimates are those related to impairment of long-lived assets, impairment of investments, revenue recognition and collectibility of operating lease receivables. Management considers these estimates critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Company’s Board of Directors.

Evaluation of Impairment of long-lived assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization and discount rates, and estimated holding periods for the applicable assets. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions or holding periods, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

The Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that led to declines in occupancy and estimated operating cash flows. As a result, during December 2021, due to a decrease in the estimated hold period and declining operating results, we determined the carrying value of the Foxwoods outlet center was not recoverable. Discount rates and terminal capitalization rates utilized in the approach above were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. In estimating the fair value for our Foxwoods outlet center, the terminal capitalization rate changed from 7.8% in 2020 to 8.3% in 2021. The discount rate changed from 8.5% in 2020 to 9.3% in 2021. We recorded an impairment charge of $7.0 million in our consolidated statement of operations, which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value.

Evaluation of Impairment of investments

Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, terminal capitalization rates, demand for space, competition for tenants, changes in market rental rates and operating costs of the property. These above factors are considered in the estimation process and are subject to significant management judgment, difficult to predict and contingent on future events that may alter our assumptions and the values estimated by us in our impairment analysis may not be realized.

Revenue recognition and collectibility of operating lease receivables

We, as a lessor, retain substantially all of the risks and benefits of ownership of our outlet centers and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases, when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Our assessment of collectability requires the exercise of considerable judgment and incorporates available operational performance measures such as sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources, including declines in such conditions due to, or amplified by, the COVID-19 pandemic. When a tenant seeks to reorganize its operations through bankruptcy proceedings, we assess the collectability of receivable balances including, among other things, the timing of a tenant’s bankruptcy filing and our expectations of the assumption by the tenant in bankruptcy proceeding of leases at the Company’s properties on substantially similar terms. In the event that we determine accrued receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against lease income in the period of the change in our collectability determination.

Our financial results for 2020 were materially adversely impacted by COVID-19. During the year ended December 31, 2020, as a direct result of the pandemic, bankruptcies and restructurings, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods and (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts. As of December 31, 2021, contractual fixed rents billed during 2020 that were deferred as a direct result of the COVID-19 pandemic and remain outstanding totaled $82,000. Through December 31, 2021, the Company had collected 99% of the 2020 deferred rents due to be repaid during the year ended December 31, 2021.

During 2021, our business and financial results improved, and metrics such as average occupancy rates, traffic to our centers, sales reported by our tenants, and collections of rental revenues returned to near, at, or in some cases above, pre-pandemic levels. The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

Recent Accounting Pronouncements

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

Below is a reconciliation of net income (loss) to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	2021	2020	2019
Net income (loss)	$9,558	$(38,013)	$92,728
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	107,698	114,021	120,856
Depreciation and amortization of real estate assets - unconsolidated joint ventures	11,618	12,024	12,512
Impairment charges - consolidated (1)	6,989	67,226	37,610
Impairment charges - unconsolidated joint ventures	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect (2)	3,704	—	3,641
Gain on sale of assets	—	(2,324)	(43,422)
FFO	139,567	156,025	223,925
FFO attributable to noncontrolling interests in other consolidated partnerships	—	(190)	(195)
Allocation of earnings to participating securities	(1,453)	(1,713)	(1,991)
FFO available to common shareholders (3)	$138,114	$154,122	$221,739
As further adjusted for:
Compensation related to voluntary retirement plan and other executive officer severance and retirement (4)	3,579	573	4,371
Casualty gain	(969)	—	—
Gain on sale of outparcel	—	(992)	—
Loss on early extinguishment of debt (5)	47,860	—	—
Impact of above adjustments to the allocation of earnings to participating securities	(224)	5	(35)
Core FFO available to common shareholders (3)	$188,360	$153,708	$226,075
FFO available to common shareholders per share - diluted (3)	$1.29	$1.58	$2.27
Core FFO available to common shareholders per share - diluted (3)	$1.76	$1.57	$2.31
Weighted Average Shares:
Basic weighted average common shares	100,418	92,618	92,808
Effect of notional units	809	—	—
Effect of outstanding options and restricted common shares	752	—	—
Diluted weighted average common shares (for earnings per share computations)	101,979	92,618	92,808
Effect of outstanding options	—	94
Exchangeable operating partnership units	4,790	4,903	4,958
Diluted weighted average common shares (for FFO and Core FFO per share computations) (3)	106,769	97,615	97,766
(1)The 2020 amount includes $4.0 million of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center. The 2021 amount includes $563,000 of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center.
(2)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(3)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's REIT status.
(4)The 2019 amount represents the accelerated recognition of compensation cost entitled to be received by the Company’s former President and Chief Operating Officer per the terms of a transition agreement executed in connection with his retirement. The 2020 and 2021 amounts include compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021. The 2021 amount also includes other executive officer severance costs incurred during 2021.
(5)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023 for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million for both of these redemptions.

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

Below is a reconciliation of net income (loss) to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2021	2020
Net income (loss)	$9,558	$(38,013)
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(8,904)	(1,126)
Interest expense	52,866	63,142
Gain on sale of assets	—	(2,324)
Loss on early extinguishment of debt (1)	47,860	—
Other (income) expense	1,595	(925)
Impairment charges	6,989	67,226
Depreciation and amortization	110,008	117,143
Other non-property (income) expenses	165	1,359
Corporate general and administrative expenses	66,023	48,172
Non-cash adjustments (2)	2,316	6,170
Lease termination fees	(2,225)	(12,125)
Portfolio NOI - Consolidated	286,251	248,699
Non-same center NOI - Consolidated	(1,483)	(2,454)
Same Center NOI - Consolidated (3)	$284,768	$246,245

(1)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023 for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million for both of these redemptions.
(2)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(3)Sold outlet centers excluded from Same Center NOI Cash Basis:

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
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
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
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on early extinguishment of debt, net, casualty gains and losses, compensation related to voluntary retirement plan and other executive officer severance, casualty gains and losses, gains and losses on sale of outparcels, and other items that that we do not consider indicative of the Company's ongoing operating performance.
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

Below is a reconciliation of Net Income (loss) to Adjusted EBITDA (in thousands):

	2021	2020	2019
Net income (loss)	$9,558	$(38,013)	$92,728
Adjusted to exclude:
Interest expense	52,866	63,142	61,672
Depreciation and amortization	110,008	117,143	123,314
Impairment charges - consolidated (1)	6,989	67,226	37,610
Impairment charge - unconsolidated joint ventures	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect (2)	3,704	—	3,641
Gain on sale of assets	—	(2,324)	(43,422)
Compensation related to voluntary retirement plan and other executive severance (3)	3,579	573	4,371
Casualty gain	(969)	—	—
Gain on sale of outparcel - unconsolidated joint ventures	—	(992)	—
Loss on early extinguishment of debt (4)	47,860	—	—
Adjusted EBITDA	$233,595	$209,846	$279,914

Below is a reconciliation of Net Income (loss) to EBITDAre and Adjusted EBITDAre (in thousands):

	2021	2020	2019
Net income (loss)	$9,558	$(38,013)	$92,728
Adjusted to exclude:
Interest expense	52,866	63,142	61,672
Depreciation and amortization	110,008	117,143	123,314
Impairment charges - consolidated (1)	6,989	67,226	37,610
Impairment charge - unconsolidated joint ventures	—	3,091	—
Loss on sale of joint venture property, including foreign currency effect (2)	3,704	—	3,641
Gain on sale of assets	—	(2,324)	(43,422)
Pro-rata share of interest expense - unconsolidated joint ventures	5,858	6,545	8,117
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	11,618	12,024	12,458
EBITDAre	$200,601	$228,834	$296,118
Compensation related to voluntary retirement plan and other executive officer severance (3)	3,579	573	4,371
Casualty gain	(969)	—	—
Gain on sale of outparcel - unconsolidated joint ventures	—	(992)	—
Loss on early extinguishment of debt (4)	47,860	—	—
Adjusted EBITDAre	$251,071	$228,415	$300,489
(1)The 2020 amount includes $4.0 million of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center. The 2021 amount includes $563,000 of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center.
(2)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(3)The 2019 amount represents the accelerated recognition of compensation cost entitled to be received by the Company’s former President and Chief Operating Officer per the terms of a transition agreement executed in connection with his retirement. The 2020 and 2021 amounts include compensation costs related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021. The 2021 amount also includes other executive officer severance costs incurred during 2021.
(4)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023 for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million for both of these redemptions.

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

A portion of our rental revenues are derived from rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants’ sales would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, health concerns, legislative changes that increase the cost of their operations or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. As a result of the COVID-19 pandemic, we saw reductions in rental revenues during 2020 as a result of declines in the sales volumes of certain tenants. However, during 2021, our tenants' average sales per square foot for the consolidated portfolio was the highest in our company's history, resulting in significant increases in rental revenues compared to the prior year.
In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. If our occupancy declines, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants' contractual ability to pay reduced rents, which in turn may negatively impact our results of operations. Our occupancy at our consolidated centers improved from 92% at the end of 2020 to 95% at the end of 2021.

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. No one tenant (including affiliates) accounts for more than 8% of our square feet or 7% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2022, approximately 2.1 million square feet, or 17% to the total portfolio including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of January 31, 2022, we had lease renewals executed or in process for 29.8% of the space scheduled to expire during 2022 compared to 42.9% of the space scheduled to expire during 2021 that was executed or in process as of January 31, 2021. As of January 31, 2022, we had lease renewals executed or in process for approximately 77.7% of the space that came up for renewal in 2021.

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

We may continue to experience pressure from current vacancies, potential additional store closures and potential rent modifications. As is typical in the retail industry, certain tenants have closed, or will close, certain stores by terminating their lease prior to its contractual expiration or as a result of filing for protection under bankruptcy laws, or may request modifications to their existing lease terms. We recaptured approximately 136,000 square feet within our consolidated portfolio during the year ended December 31, 2021 related to bankruptcies and brand-wide restructurings by retailers, compared to 903,000 square feet for the year ended December 31, 2020.

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be further negatively impacted in 2022. As a result of COVID-19, occupancy could be negatively impacted in 2022. Occupancy at our consolidated centers was 95.2% and 91.9% as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, 3% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $401,000 in interest expense on an annual basis. The phase-out of LIBOR may result in additional interest rate risk and we have not yet determined an alternative benchmark rate.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. Changes to our credit ratings could cause our interest rate spread to adjust accordingly. In April 2021, Moody’s lowered the Company’s credit rating to Baa3, stable. As the Company no longer had a split rating between the rating agencies, the pricing over LIBOR for the lines of credit, term loan and facility fee increased to 1.20%, 1.25% and 0.25%, respectively, effective May 1, 2021. As of December 31, 2021, there were no outstanding balances under our unsecured lines of credit. If additional decreases to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2021	December 31, 2020
Fair value of debt	$1,445,337	$1,639,803
Recorded value of debt	$1,397,076	$1,567,886

A 100 basis point increase from prevailing interest rates at December 31, 2021 and December 31, 2020 would result in a decrease in fair value of total consolidated debt of approximately $66.0 million and $55.8 million, respectively. Refer to Note 10 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer) of Tanger Factory Outlet Centers, Inc., sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of December 31, 2021, the Operating Partnership's disclosure controls and procedures were effective.

(b)Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer of the Operating Partnership's general partner, or persons performing similar functions, and effected by the general partner's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Principal Executive Officer and Principal Financial Officer of the general partner, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Operating Partnership's internal control over financial reporting, including those policies and procedures that:

(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and the board of directors of Tanger Factory Outlet Centers, Inc., as the Operating Partnership's sole general partner; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2021 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 was reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2021 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,421,866	(1)	$16.62	2,110,394	(2)
Equity compensation plans not approved by security holders	1,000,000	(3)	7.15	—
Total	3,421,866		$10.68	2,110,394
(1)Includes (a) 595,600 common shares issuable upon the exercise of outstanding options (280,800 of which are vested and exercisable), (b) 418,107 restricted common shares that may be issued under the 2019 Performance Share Plan (the "2019 PSP") upon the satisfaction of certain conditions, (c) 788,013 restricted common shares that may be issued under the 2020 Performance Share Plan (the "2020 PSP") upon the satisfaction of certain conditions and (d) 620,146 restricted common shares that may be issued under the 2021 Performance Share Plan (the "2021 PSP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2019, 2020 and 2021 PSP awards, such restricted common shares are not included in the weighted average exercise price calculation.
(2)Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award restricted common shares, restricted share units, performance awards, dividend equivalents, deferred shares, deferred share units, share payments profit interests, and share appreciation rights.
(3)Includes 1,000,000 common shares issuable upon the exercise of outstanding options (500,000 of which are vested and exercisable) that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options to purchase common shares have an exercise price of $7.15. One-fourth of the options vested on December 31, 2020, followed by another one-fourth which vested on December 31, 2021, and the remaining options will vest equally on each of December 31, 2022 and December 31, 2023, subject to Mr. Yalof’s continued employment through each vesting date. Vested options will become exercisable on and after the date the fair market value of the Common Shares underlying the options is at least equal to 110% of the exercise price of the options.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2022 Annual Meeting of Shareholders.

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

3.3
Tanger Properties Limited Partnership Second Amended and Restated Limited Partnership Agreement, dated November 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 12, 2021)

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

10.1A *
2018 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.1B*
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

10.3	Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)
10.3A	Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger. (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)
10.3B
Second Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated September 4, 2002. (Incorporated by reference to Exhibit 10.11B to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.3C
Third Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated December 5, 2003. (Incorporated by reference to Exhibit 10.11B to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.3D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to Exhibit 10.12D to the Company's Registration Statement on Form S-3, dated August 9, 2006.)

10.3E
Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K dated August 14, 2009.)

10.4
Registration Rights Agreement amount Tanger Factory Outlet Centers, Inc., Tanger Properties Limited Partnership and DPSW Deer Park LLC. (Incorporated by reference to Exhibit 10.2 to the Company's and the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.5	Agreement Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)
10.6	Assignment and Assumption Agreement among Stanley K. Tanger, Stanley K. Tanger & Company, the Tanger Family Limited Partnership, the Operating Partnership and the Company. (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-11 filed May 27, 1993, as amended.)
10.7	COROC Holdings, LLC Limited Liability Company Agreement dated October 3, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 8, 2003.)
10.8
Form of Shopping Center Management Agreement between owners of COROC Holdings, LLC and Tanger Properties Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 8, 2003.)

10.9 *
Form of Restricted Share Agreement between the Company and certain Officers. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

10.10*
Form of Restricted Share Agreement between the Company and certain Directors. (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

10.11*
Form of Tanger Factory Outlet Centers, Inc. Notional Unit Award Agreement between the Company and certain Officers. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.12*
Director Deferred Share Program of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. (Incorporated by reference to Exhibit 10.24 to the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.)

10.13*
Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Certain Officers.(Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.14*
Form of 2018 Outperformance Plan Notional Unit Award agreement between the Company and Steven B. Tanger. (Incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.15*
Form of 2018 Restricted Share Unit Agreement between the Company and Steven B. Tanger.(Incorporated by reference to Exhibit 10.4 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.16
Second Amended and Restated Term Loan Agreement dated as of October 25, 2018 between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated October 26, 2018.)

10.16A
First Amendment to Second Amended and Restated Term Loan Agreement between Tanger Properties Limited Partnership and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated June 16, 2020.)

10.16B
Second Amendment to Second Amended and Restated Term Loan Agreement, dated as of July 13, 2021, between Tanger Properties Limited Partnership, as the Borrower, Tanger Factory Outlet Centers, Inc., as the Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated July 14, 2021.)

10.17
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

10.18
Fourth Amended and Restated Liquidity Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 14, 2021)

10.19
Second Amended and Restated Continuing Guaranty dated October 25, 2018 by and between Tanger Factory Outlet Centers, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Current Report on Form 8-K dated October 26, 2018.)

10.20*	Employment Agreement of Stephen Yalof Dated April 6, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)
10.21*
First Amendment to Employment Agreement of Stephen Yalof Dated April 9, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)

10.22*
Amended and Restated Employment Agreement of Steven B. Tanger Dated April 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 29, 2020.)

10.23*
Form of Inducement Restricted Share Award Agreement between the Company and Stephen Yalof (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated April 10, 2020).

10.24*
Inducement Option Award Agreement between the Company and Stephen Yalof, dated April 10, 2020 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated May 11, 2020).

10.25
Tanger Factory Outlet Centers, Inc. Executive Severance and Change of Control Plan, effective March 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2021)

10.26*
Transition and Consulting Agreement between Tanger Factory Outlet Centers, Inc. and Lisa J. Morrison, dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated September 10, 2021)

10.27*	Offer Letter of Leslie A. Swanson, dated September 28, 2020 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-K dated February 23, 2021).
10.28*	Offer Letter of Justin Stein, dated October 13, 2021.
10.29*	Offer Letter of Andrew Wingrove, dated November 5, 2021.
21.1	List of Subsidiaries of the Company.
21.2	List of Subsidiaries of the Operating Partnership.
22.1	List of Subsidiary Issuers and Guarantors of Registered Securities.
23.1	Consent of Deloitte & Touche LLP (Tanger Factory Outlet Centers, Inc.)
23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Executive Chair of the Board	February 22, 2022

/s/ Stephen J. Yalof		February 22, 2022
Stephen J. Yalof	Director, President, Chief Executive Officer (Principal Executive Officer)

/s/ James F. Williams
James F. Williams	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	February 22, 2022

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022

/s/ David B. Henry
David B. Henry	Lead Director	February 22, 2022

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 22, 2022

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 22, 2022

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 22, 2022

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 22, 2022

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 22, 2022

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 22, 2022

SIGNATURES of Tanger Properties Limited Partnership

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By:	TANGER FACTORY OUTLET CENTERS, INC., its sole general partner

By:	/s/ Stephen J. Yalof
Stephen J. Yalof
President, Chief Executive Officer

February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tanger Factory Outlet Centers, Inc. in its capacity as General Partner of Tanger Properties Limited Partnership and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Executive Chair of the Board	February 22, 2022

/s/ Stephen J. Yalof
Stephen J. Yalof	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 22, 2022

/s/ James F. Williams
James F. Williams	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	February 22, 2022

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Lead Director	February 22, 2022

/s/ David B. Henry
David B. Henry	Director	February 22, 2022

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 22, 2022

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 22, 2022

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 22, 2022

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 22, 2022

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of long-lived assets – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

Rental property held and used by the Company is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property, net as of December 31, 2021, was approximately $1.7 billion. During the year ended December 31, 2021, the Company recorded an impairment charge of approximately $7.0 million.

Given the Company’s cash flow estimates used both for determining recoverability and estimating fair value to determine impairment require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization and discount rates, and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted and discounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted or discounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets and management’s estimate of fair value to determine impairment, including those over rental, occupancy, capitalization and discount rates, and estimated holding periods.

•We evaluated the undiscounted future cash flows analysis, including estimates of rental, occupancy, capitalization rates, and estimated holding periods for certain rental property assets with possible impairment indicators by performing the following, where applicable:

◦We evaluated management’s cash flow projections by comparing to the Company’s historical results and considered the impact of leasing activity.

◦We evaluated capitalization rates by comparing to external market sources.

◦We evaluated management’s estimated holding period by comparing to historical holding periods for assets sold in recent years, reviewing board minutes, and conducting inquiries of management, leasing and others outside of the accounting department.

◦We tested the mathematical accuracy of the undiscounted and discounted future cash flows analysis.

•We evaluated the Company’s determination of fair value for those assets determined to be impaired by performing the following:

◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including the determination of discount rate, rental rates, growth rates, and capitalization rates; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2022

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Factory Outlet Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2021 and 2020, the related consolidated statements of statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of long-lived assets – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

Rental property held and used by the Operating Partnership is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Operating Partnership compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property, net as of December 31, 2021, was approximately $1.7 billion. During the year ended December 31, 2021, the Operating Partnership recorded an impairment charge of approximately $7.0 million.

Given the Operating Partnership’s cash flow estimates used both for determining recoverability and estimating fair value to determine impairment require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization and discount rates, and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted and discounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted or discounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets and management’s estimate of fair value to determine impairment, including those over rental, occupancy, capitalization and discount rates, and estimated holding periods.

•We evaluated the undiscounted future cash flows analysis, including estimates of rental, occupancy, capitalization rates, and estimated holding periods for certain rental property assets with possible impairment indicators by performing the following, where applicable:

◦We evaluated management’s cash flow projections by comparing to the Operating Partnership’s historical results and considered the impact of leasing activity.

◦We evaluated capitalization rates by comparing to external market sources.

◦We evaluated management’s estimated holding period by comparing to historical holding periods for assets sold in recent years, reviewing board minutes, and conducting inquiries of management, leasing and others outside of the accounting department.

◦We tested the mathematical accuracy of the undiscounted and discounted future cash flows analysis.

•We evaluated the Operating Partnership’s determination of fair value for those assets determined to be impaired by performing the following:

◦With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including the determination of discount rate, rental rates, growth rates, and capitalization rates; and (3) mathematical accuracy of the calculation by developing a range of independent estimates and comparing our estimates to those used by management.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2022

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Tanger Properties Limited Partnership
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Operating Partnership and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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
February 22, 2022

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Rental property:
Land	$268,269	$265,968
Buildings, improvements and fixtures	2,532,489	2,527,404
	2,800,758	2,793,372
Accumulated depreciation	(1,145,388)	(1,054,993)
Total rental property, net	1,655,370	1,738,379
Cash and cash equivalents	161,255	84,832
Investments in unconsolidated joint ventures	82,647	94,579
Deferred lease costs and other intangibles, net	73,720	84,960
Operating lease right-of-use assets	79,807	81,499
Prepaids and other assets	104,585	105,282
Total assets	$2,157,384	$2,189,531
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,036,181	$1,140,576
Unsecured term loans, net	298,421	347,370
Mortgages payable, net	62,474	79,940
Unsecured lines of credit	—	—
Total debt	1,397,076	1,567,886
Accounts payable and accrued expenses	92,995	88,253
Operating lease liabilities	88,874	90,105
Other liabilities	78,650	84,404
Total liabilities	1,657,595	1,830,648
Commitments and contingencies (Note 21)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 104,084,734 and 93,569,801 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,041	936
Paid in capital	978,054	787,143
Accumulated distributions in excess of net income	(483,409)	(420,104)
Accumulated other comprehensive loss	(17,761)	(26,585)
Equity attributable to Tanger Factory Outlet Centers, Inc.	477,925	341,390
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	21,864	17,493
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	499,789	358,883
Total liabilities and equity	$2,157,384	$2,189,531

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Rental revenues	$407,766	$377,932	$463,946
Management, leasing and other services	6,411	4,936	5,419
Other revenues	12,348	7,123	8,983
Total revenues	426,525	389,991	478,348
Expenses:
Property operating	140,736	137,135	157,734
General and administrative	65,817	47,733	53,790
Impairment charges	6,989	67,226	37,610
Depreciation and amortization	110,008	117,143	123,314
Total expenses	323,550	369,237	372,448
Other income (expense):
Interest expense	(52,866)	(63,142)	(61,672)
Loss on early extinguishment of debt	(47,860)	—	—
Gain on sale of assets	—	2,324	43,422
Other income (expense)	(1,595)	925	(2,761)
Total other income (expense)	(102,321)	(59,893)	(21,011)
Income (loss) before equity in earnings of unconsolidated joint ventures	654	(39,139)	84,889
Equity in earnings of unconsolidated joint ventures	8,904	1,126	7,839
Net income (loss)	9,558	(38,013)	92,728
Noncontrolling interests in Operating Partnership	(440)	1,925	(4,678)
Noncontrolling interests in other consolidated partnerships	—	(190)	(195)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$9,118	$(36,278)	$87,855

Basic earnings per common share:
Net income (loss)	$0.08	$(0.40)	$0.93

Diluted earnings per common share:
Net income (loss)	$0.08	$(0.40)	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$9,558	$(38,013)	$92,728
Other comprehensive income (loss):
Foreign currency translation adjustments	3,883	1,783	7,917
Change in fair value of cash flow hedges	5,383	(2,934)	(6,174)
Other comprehensive income (loss)	9,266	(1,151)	1,743
Comprehensive income (loss)	18,824	(39,164)	94,471
Comprehensive (income) loss attributable to noncontrolling interests	(882)	1,796	(4,960)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$17,942	$(37,368)	$89,511

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2018	$939	$778,845	$(272,454)	$(27,151)	$480,179	$25,356	$—	$505,535
Net income	—	—	87,855	—	87,855	4,678	195	92,728
Other comprehensive income	—	—	—	1,656	1,656	87	—	1,743
Compensation under Incentive Award Plan	—	18,504	—	—	18,504	—	—	18,504
Grant of 242,167 restricted common share awards, net of forfeitures	3	(3)	—	—	—	—	—	—
Repurchase of 1,209,328 common shares, including transaction costs	(12)	(19,988)	—	—	(20,000)	—	—	(20,000)
Withholding of 131,873 common shares for employee income taxes	(1)	(2,523)	—	—	(2,524)	—	—	(2,524)
Contributions from noncontrolling interests	—	—	—	—	—	—	47	47
Adjustment for noncontrolling interests in Operating Partnership	—	200	—	—	200	(200)	—	—
Exchange of 49,511 Operating Partnership units for 49,511 common shares	—	—	—	—	—	—	—	—
Common dividends ($1.4150 per share)	—	—	(132,664)	—	(132,664)	—	—	(132,664)
Distributions to noncontrolling interests	—	—	—	—	—	(7,018)	(242)	(7,260)
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(36,278)	—	(36,278)	(1,925)	190	(38,013)
Other comprehensive loss	—	—	—	(1,090)	(1,090)	(61)	—	(1,151)
Compensation under Incentive Award Plan	—	12,926	—	—	12,926	—	—	12,926
Grant of 611,350 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 6,258 deferred shares	—	—	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(75)	—	—	(75)	75	—	—
Exchange of 116,530 Operating Partnership units for 116,530 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.7125 per share)	—	—	(66,563)	—	(66,563)	—	—	(66,563)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
Net income	—	—	9,118	—	9,118	440	—	9,558
Other comprehensive income	—	—	—	8,824	8,824	442	—	9,266
Compensation under Incentive Award Plan	—	12,845	—	—	12,845	—	—	12,845
Issuance of 42,100 common shares upon exercise of options	—	266	—	—	266	—	—	266
Grant of 569,779 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 10,009,263 common shares	100	186,869	—	—	186,969	—	—	186,969
Withholding of 139,293 common shares for employee income taxes	(1)	(2,146)	—	—	(2,147)	—	—	(2,147)
Adjustment for noncontrolling interests in Operating Partnership	—	(6,917)	—	—	(6,917)	6,917	—	—
Exchange of 33,084 Operating Partnership units for 33,084 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.7150 per share)	—	—	(72,423)	—	(72,423)	—	—	(72,423)
Distributions to noncontrolling interests	—	—	—	—	—	(3,428)	—	(3,428)
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$9,558	$(38,013)	$92,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,008	117,143	123,314
Impairment charges	6,989	67,226	37,610
Amortization of deferred financing costs	4,018	3,583	3,004
Gain on sale of assets	—	(2,324)	(43,422)
Loss on early extinguishment of debt	47,860	—	—
Equity in earnings of unconsolidated joint ventures	(8,904)	(1,126)	(7,839)
Equity-based compensation expense	12,752	12,517	18,120
Amortization of debt (premiums) and discounts, net	442	482	448
Amortization (accretion) of market rent rate adjustments, net	293	2,721	1,432
Straight-line rent adjustments	1,973	3,372	(7,721)
Distributions of cumulative earnings from unconsolidated joint ventures	9,249	3,490	7,587
Other non-cash	3,638	—	3,638
Changes in other asset and liabilities:
Other assets	5,140	(5,366)	(4,159)
Accounts payable and accrued expenses	14,702	1,042	(4,288)
Net cash provided by operating activities	217,718	164,747	220,452
Investing Activities
Additions to rental property	(45,187)	(28,566)	(47,884)
Additions to investments in unconsolidated joint ventures	(7,000)	(10,601)	(2,316)
Net proceeds from sale of assets	8,129	7,626	128,505
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,574	9,071	17,819
Additions to non-real estate assets	(3,173)	(1,872)	(1,155)
Additions to deferred lease costs	(5,115)	(3,061)	(5,142)
Other investing activities	10,033	8,632	9,462
Net cash provided by (used in) investing activities	(22,739)	(18,771)	99,289
Financing Activities
Cash dividends paid	(72,423)	(66,563)	(132,664)
Distributions to noncontrolling interests in Operating Partnership	(3,428)	(3,499)	(7,018)
Proceeds from revolving credit facility	—	641,630	282,870
Repayments of revolving credit facility	—	(641,630)	(427,970)
Proceeds from notes, mortgages and loans	394,208	—	—
Repayments of notes, mortgages and loans	(567,050)	(3,566)	(3,369)
Payment of make-whole premium related to early extinguishment of debt	(44,872)	—	—
Repurchase of common shares, including transaction costs	—	—	(20,000)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,147)	(736)	(2,524)
Additions to deferred financing costs	(8,754)	(1,891)	(115)
Proceeds from exercise of options	266	—	—
Proceeds from common share offering	186,969	—	—
Proceeds from other financing activities	—	72	47
Payment for other financing activities	(1,148)	(1,410)	(1,390)
Net cash used in financing activities	(118,379)	(77,593)	(312,133)
Effect of foreign currency rate changes on cash and cash equivalents	(177)	(223)	(19)
Net increase in cash, cash equivalents and restricted cash	76,423	68,160	7,589
Cash and cash equivalents, beginning of year	84,832	16,672	9,083
Cash and cash equivalents, end of year	$161,255	$84,832	$16,672

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2021	2020
Assets
Rental property:
Land	$268,269	$265,968
Buildings, improvements and fixtures	2,532,489	2,527,404
	2,800,758	2,793,372
Accumulated depreciation	(1,145,388)	(1,054,993)
Total rental property, net	1,655,370	1,738,379
Cash and cash equivalents	161,152	84,750
Investments in unconsolidated joint ventures	82,647	94,579
Deferred lease costs and other intangibles, net	73,720	84,960
Operating lease right-of-use assets	79,807	81,499
Prepaids and other assets	104,362	104,800
Total assets	$2,157,058	$2,188,967
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,036,181	$1,140,576
Unsecured term loans, net	298,421	347,370
Mortgages payable, net	62,474	79,940
Unsecured lines of credit	—	—
Total debt	1,397,076	1,567,886
Accounts payable and accrued expenses	92,669	87,689
Operating lease liabilities	88,874	90,105
Other liabilities	78,650	84,404
Total liabilities	1,657,269	1,830,084
Commitments and contingencies (Note 21)
Equity
Partners' Equity:
General partner, 1,100,000 and 1,000,000 units outstanding at December 31, 2021 and December 31, 2020, respectively	4,539	3,334
Limited partners, 4,761,559 and 4,794,643 Class A common units, and 102,984,734 and 92,569,801 Class B common units outstanding at December 31, 2021 and December 31, 2020, respectively	514,023	383,588
Accumulated other comprehensive loss	(18,773)	(28,039)
Total partners' equity	499,789	358,883
Noncontrolling interests in consolidated partnerships	—	—
Total equity	499,789	358,883
Total liabilities and equity	$2,157,058	$2,188,967
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Rental revenues	$407,766	$377,932	$463,946
Management, leasing and other services	6,411	4,936	5,419
Other revenues	12,348	7,123	8,983
Total revenues	426,525	389,991	478,348
Expenses:
Property operating	140,736	137,135	157,734
General and administrative	65,817	47,733	53,790
Impairment charges	6,989	67,226	37,610
Depreciation and amortization	110,008	117,143	123,314
Total expenses	323,550	369,237	372,448
Other income (expense):
Interest expense	(52,866)	(63,142)	(61,672)
Loss on early extinguishment of debt	(47,860)	—	—
Gain on sale of assets	—	2,324	43,422
Other income (expense)	(1,595)	925	(2,761)
Total other income (expense)	(102,321)	(59,893)	(21,011)
Income (loss) before equity in earnings of unconsolidated joint ventures	654	(39,139)	84,889
Equity in earnings of unconsolidated joint ventures	8,904	1,126	7,839
Net income (loss)	9,558	(38,013)	92,728
Noncontrolling interests in consolidated partnerships	—	(190)	(195)
Net income (loss) available to partners	9,558	(38,203)	92,533
Net income (loss) available to limited partners	9,458	(37,815)	91,597
Net income (loss) available to general partner	$100	$(388)	$936

Basic earnings per common unit:
Net income (loss)	$0.08	$(0.40)	$0.93

Diluted earnings per common unit:
Net income (loss)	$0.08	$(0.40)	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income (loss)	$9,558	$(38,013)	$92,728
Other comprehensive income (loss):
Foreign currency translation adjustments	3,883	1,783	7,917
Change in fair value of cash flow hedges	5,383	(2,934)	(6,174)
Other comprehensive income (loss)	9,266	(1,151)	1,743
Comprehensive income (loss)	18,824	(39,164)	94,471
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	—	(190)	(195)
Comprehensive income (loss) attributable to the Operating Partnership	$18,824	$(39,354)	$94,276

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2018	$4,914	$529,252	$(28,631)	$505,535	$—	$505,535
Net income	936	91,597	—	92,533	195	92,728
Other comprehensive income	—	—	1,743	1,743	—	1,743
Compensation under Incentive Award Plan	—	18,504	—	18,504	—	18,504
Grant of 242,167 restricted common share awards by the Company	—	—	—	—	—	—
Repurchase of 1,209,328 units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Withholding of 131,873 common units for employee income taxes	—	(2,524)	—	(2,524)	—	(2,524)
Contributions from noncontrolling interests	—	—	—	—	47	47
Common distributions ($1.4150 per common unit)	(1,415)	(138,267)	—	(139,682)	—	(139,682)
Distributions to noncontrolling interests	—	—	—	—	(242)	(242)
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(388)	(37,815)	—	(38,203)	190	(38,013)
Other comprehensive loss	—	—	(1,151)	(1,151)	—	(1,151)
Compensation under Incentive Award Plan	—	12,926	—	12,926	—	12,926
Grant of 611,350 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit)	(713)	(69,349)	—	(70,062)	—	(70,062)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	100	9,458	—	9,558	—	9,558
Other comprehensive income	—	—	9,266	9,266	—	9,266
Compensation under Incentive Award Plan	—	12,845	—	12,845	—	12,845
Issuance of 42,100 common units upon exercise of options	—	266	—	266	—	266
Grant of 569,779 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 10,009,263 common units	1,874	185,095	—	186,969	—	186,969
Withholding of 139,293 common units for employee income taxes	—	(2,147)	—	(2,147)	—	(2,147)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($0.7150 per common unit)	(769)	(75,082)	—	(75,851)	—	(75,851)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$9,558	$(38,013)	$92,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,008	117,143	123,314
Impairment charges	6,989	67,226	37,610
Amortization of deferred financing costs	4,018	3,583	3,004
Gain on sale of assets	—	(2,324)	(43,422)
Loss on early extinguishment of debt	47,860	—	—
Equity in earnings of unconsolidated joint ventures	(8,904)	(1,126)	(7,839)
Equity-based compensation expense	12,752	12,517	18,120
Amortization of debt (premiums) and discounts, net	442	482	448
Amortization (accretion) of market rent rate adjustments, net	293	2,721	1,432
Straight-line rent adjustments	1,973	3,372	(7,721)
Distributions of cumulative earnings from unconsolidated joint ventures	9,249	3,490	7,587
Other non-cash	3,638	—	3,638
Changes in other assets and liabilities:
Other assets	4,881	(5,128)	(4,185)
Accounts payable and accrued expenses	14,940	875	(4,323)
Net cash provided by operating activities	217,697	164,818	220,391
Investing activities
Additions to rental property	(45,187)	(28,566)	(47,884)
Additions to investments in unconsolidated joint ventures	(7,000)	(10,601)	(2,316)
Net proceeds on sale of assets	8,129	7,626	128,505
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,574	9,071	17,819
Additions to non-real estate assets	(3,173)	(1,872)	(1,155)
Additions to deferred lease costs	(5,115)	(3,061)	(5,142)
Other investing activities	10,033	8,632	9,462
Net cash provided by (used in) investing activities	(22,739)	(18,771)	99,289
Financing activities
Cash distributions paid	(75,851)	(70,062)	(139,682)
Proceeds from revolving credit facility	—	641,630	282,870
Repayments of revolving credit facility	—	(641,630)	(427,970)
Proceeds from notes, mortgages and loans	394,208	—	—
Repayments of notes, mortgages and loans	(567,050)	(3,566)	(3,369)
Payment of make-whole premium related to early extinguishment of debt	(44,872)	—	—
Repurchase of common shares, including transaction costs	—	—	(20,000)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,147)	(736)	(2,524)
Additions to deferred financing costs	(8,754)	(1,891)	(115)
Proceeds from exercise of options	266	—	—
Proceeds from the Company’s common share offering	186,969	—	—
Proceeds from other financing activities	—	72	47
Payment for other financing activities	(1,148)	(1,410)	(1,390)
Net cash used in financing activities	(118,379)	(77,593)	(312,133)
Effect of foreign currency rate changes on cash and cash equivalents	(177)	(223)	(19)
Net increase in cash, cash equivalents and restricted cash	76,402	68,231	7,528
Cash and cash equivalents, beginning of year	84,750	16,519	8,991
Cash and cash equivalents, end of year	$161,152	$84,750	$16,519

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2021, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 95% occupied and contained over 2,200 stores, representing approximately 500 store brands. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

In November 2021, Tanger Factory Outlet Centers, Inc. (the “Company”) was admitted as General Partner of Tanger Properties Limited Partnership (the “Operating Partnership”). Prior to this administrative change, the Company owned the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controlled the Operating Partnership as its sole general partner and Tanger LP Trust held a limited partnership interest. Following this change to the ownership structure, the Company has replaced Tanger GP Trust as the sole general partner of the Operating Partnership and Tanger LP Trust retains its limited partnership interest.

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2021, the Company and its wholly-owned subsidiaries owned 104,084,734 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2021, we did not have a joint venture that was a VIE.

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

Noncontrolling interests - In the Company's consolidated financial statements, the “Noncontrolling interests in the Operating Partnership” reflects the Non-Company LP's percentage ownership of the Operating Partnership's units. "Noncontrolling interests in other consolidated partnerships" consist of outside equity interests in partnerships or joint ventures not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income or losses are allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Payroll and related costs capitalized	$1,526	$1,159	$1,581
Interest costs capitalized	$—	$107	$25

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	2021	2020	2019
Depreciation expense related to rental property	$96,990	$101,665	$107,129

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

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Deferred lease costs capitalized- payroll and related costs	$1,233	$1,343	$679
Total deferred lease costs capitalized	$5,115	$3,061	$5,142

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

During the first quarter of 2020, fourth quarter of 2020 and fourth quarter of 2021, we recorded $45.7 million, $19.2 million and $7.0 million in impairment charges, respectively, related to our Foxwoods outlet center in our consolidated statement of operations which equaled the excess of the carrying value over its estimated fair value.

During the fourth quarter of 2020 and fourth quarter of 2019, we recorded $2.4 million and $37.6 million in impairment charges respectively, related to our Jeffersonville outlet center in our consolidated statement of operations which equaled the excess of the carrying value over its estimated fair value. See Note 10 for additional information on the fair market value calculations.

See Note 5 for discussion of our share of the impairment charges recognized in our unconsolidated joint ventures at the Saint Sauveur, Quebec outlet center in 2020.

If the effects of the COVID-19 pandemic cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

Rental Properties Held For Sale - Rental properties designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell. We classify rental property as held for sale when our Board of Directors approves the sale of the assets and it meets the requirements of current accounting guidance. Subsequent to this classification, no further depreciation is recorded on the assets.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for Federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for Federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2018 - 2021 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2021, 2020 and 2019 were taxable as follows:

Common dividends per share:	2021	2020	2019
Ordinary income	$—	$0.7125	$1.3261
Capital gain	—	—	—
Return of capital	0.7150	—	0.0889
	$0.7150	$0.7125	$1.4150

The following reconciles net income (loss) available to the Company's shareholders to taxable income (loss) available to common shareholders for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net income (loss) available to the Company's shareholders	$9,118	$(36,278)	$87,855
Book/tax difference on:
Depreciation and amortization	21,750	71,896	51,602
Sale of assets and interests in unconsolidated entities	(92,998)	(6,021)	(41,138)
Equity in earnings from unconsolidated joint ventures	(4,461)	9,642	1,447
Share-based payment compensation	6,797	7,859	8,246
Other differences	8,914	13,536	8,948
Taxable income (loss) available to common shareholders	$(50,880)	$60,634	$116,960

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

We account for rental deferrals using the receivables model as described within the Financial Accounting Standards Board (“FASB”) question and answer document (the “Lease Modification Q&A”). Under the receivables model, we will continue to recognize lease revenue in a manner that is unchanged from the original lease agreement and continue to recognize lease receivables and rental revenue until such deferral is paid. We account for rental abatements as negative variable adjustments to rental revenue as described within the Lease Modification Q&A.

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

Operating Lease Receivable - Historically, our accounts receivable from tenants has not been material; however, given the impacts from the COVID-19 pandemic discussed below, our net accounts receivable balance, which is recorded in prepaids and other assets on the consolidated balance sheet, has decreased from approximately $18.8 million at December 31, 2020 to approximately $9.9 million at December 31, 2021, primarily due to collections of deferred April and May 2020 rents over the twelve month period. Straight-line rent adjustments recorded as a receivable in prepaid and other assets on the consolidated balance sheets were approximately $53.3 million and $65.8 million as of December 31, 2021 and December 31, 2020, respectively.

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

The duration of the COVID-19 pandemic, recent tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through December 31, 2020. See Note 3 for amounts we recorded as a reduction of revenues for uncollectible accounts for the year ended December 31, 2020.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental revenues or gross leasable area during 2021, 2020 or 2019. See Note 3 for disclosures regarding credit risk due to the COVID-19 pandemic.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Costs relating to construction included in accounts payable and accrued expenses	$11,663	$22,814	$17,619

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Interest paid, net of interest capitalized	$45,114	$58,021	$57,237

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

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. We have not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.    COVID-19 Pandemic

The current novel COVID-19 pandemic (“COVID-19”) has had, and will continue to have, repercussions across local, national and global economies and financial markets. Our financial results for 2020 were materially adversely impacted by COVID-19 as described below. During 2021, our business and financial results improved, and metrics such as average overall occupancy rates, traffic to our centers, sales reported by our tenants, and collections of rental revenues returned to near, at, or in some cases above, pre-pandemic levels. Nevertheless, the full extent of the adverse impact on, among other things, our results of operations, liquidity (including our ability to access capital markets), the possibility of future impairments of long-lived assets or our investments in unconsolidated joint ventures, our compliance with debt covenants, our ability to collect rent under our existing leases, our ability to renew and re-lease our leased space, the outlook for the retail environment, bankruptcies and potential further bankruptcies or other store closings and our ability to develop, acquire, dispose or lease properties for our portfolio, is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and may continue to be in the future materially affected.

During 2020, although our outlet centers remained open, retailers began closing their stores in our outlet centers in mid-March and by April 6, 2020, substantially all of the stores in our portfolio were closed as a result of mandates by order of local and state authorities. By June 15, 2020, in store shopping for non-essential retail was allowed in every market in which our centers are located.

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021.

During the year ended December 31, 2020, as a direct result of the pandemic, bankruptcies and restructurings, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods, (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts.

Included in the negative impact discussed above, for the year ended December 31, 2020, we recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that were expected to become uncollectible in future periods and recognized a write-off of revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. However, as of December 31, 2021, contractual fixed rents billed during 2020 that were deferred as a direct result of the COVID-19 pandemic and remain outstanding totaled $82,000. Through December 31, 2021, the Company had collected 99% of the 2020 deferred rents due to be repaid during the year ended December 31, 2021. As a result we reversed $2.7 million in reserves related to deferred rents in 2021. The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

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

During 2020, we took steps to reduce cash outflows, including the reduction or deferral of certain operating costs, temporary base salary reductions for our named executive officers and other employees, and the reduction of certain general and administrative expenses. In addition, we also temporarily deferred our Nashville pre-development-stage project and certain other planned capital expenditures. We paid the dividend that was declared in January 2020 as scheduled on May 15, 2020, but in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. During 2021, we resumed pre-development activities on the Nashville project and other planned capital expenditures. We also reinstated the dividend in January 2021 and paid dividends on a quarterly basis for the year ended December 31, 2021.

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2021, 2020 and 2019 (in thousands).

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2021 Dispositions: (1)
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	$—

2020 Dispositions: (1)
Terrell	Terrell, Texas	August 2020	178	$7,626	$2,324

2019 Dispositions: (1)
Nags Head, Ocean City, Park City, and Williamsburg	Nags Head, NC, Ocean City, MD, Park City, UT, and Williamsburg, IA	March 2019	878	$128,248	$43,422
Land outparcels	Savannah, GA and Seymour, IN	July 2019	—	$257	$—
			878	$128,505	$43,422

(1)The rental properties sold did not meet the criteria to be reported as discontinued operations.

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$0.2	$70.9
RioCan Canada	Various	50.0%	665	82.4	—
				$82.6
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(16.2)	$99.6
National Harbor (2)	National Harbor, MD	50.0%	341	(11.2)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.0)	64.4
				$(41.4)

As of December 31, 2020
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$2.0	$70.8
RioCan Canada	Various	50.0%	765	92.6	—
				$94.6
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(12.8)	$99.6
National Harbor (2)	National Harbor, MD	50.0%	341	(8.4)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(19.5)	80.0
				$(40.7)
(1)Net of debt origination costs of $1.0 million and $1.1 million as of December 31, 2021 and 2020, respectively.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fees:
Management and marketing	$2,347	$1,859	$2,308
Leasing and other fees	228	60	126
Expense reimbursements from unconsolidated joint ventures	3,836	3,017	2,985
Total Fees	$6,411	$4,936	$5,419

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.4 million and $3.6 million as of December 31, 2021 and 2020, respectively) are amortized over the various useful lives of the related assets.

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

Galveston/Houston

In October 2012, we opened an approximately 353,000 square foot outlet center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. In July 2017, the joint venture amended and restated the initial construction loan, which had an outstanding balance of $65.0 million, to increase the amount available to borrow from $70.0 million to $80.0 million and extended the maturity date until July 2020 with two one-year options. The amended and restated loan also changed the interest rate from LIBOR + 1.50% to LIBOR + 1.65%. At the closing of the amendment, the joint venture distributed the net proceeds of approximately $14.5 million equally between the partners.In June 2020, in response to the COVID-19 impact on the property, the Galveston/Houston joint venture amended its mortgage loan. The loan modification amended the first one-year extension option to provide for two six-month options (the “First Extension” and “Second Extension”, respectively). Under the loan modification, the loan would have matured in July 2022. In February 2021, the Galveston/Houston joint venture amended its mortgage loan to extend the maturity to July 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. Each partner made a capital contribution of $7.0 million to fund the reduction in principal balance. We are providing property management, marketing and leasing services to the outlet center.

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

In addition, the RioCan Canada co-owners own the Cookstown Outlet Mall, which is approximately 308,000 square feet.

In March 2021, the RioCan joint venture closed on the sale of its 116,000 square foot outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a loss on the sale of $3.7 million. This includes a $3.6 million charge related to the foreign currency effect of the sale recorded in other income (expense), which had been previously recorded in other comprehensive income.

In May 2020, the joint venture’s mortgage loan for the outlet center in Saint-Sauveur matured and the joint venture repaid the approximately $8.3 million owed in full.

During 2020, the RioCan joint venture recognized an impairment charge related to its Saint-Sauveur property. The impairment charge was primarily driven by, among other things, new competition in the market and changes in market capitalization rates and the COVID-19 pandemic in 2020.

The table below summarizes the impairment charges taken during 2020 (in thousands):

		Impairment Charge (1)
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

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2021	2020
Assets
Land	$83,568	$86,861
Buildings, improvements and fixtures	467,918	471,798
Construction in progress	744	2,976
	552,230	561,635
Accumulated depreciation	(166,096)	(145,810)
Total rental property, net	386,134	415,825
Cash and cash equivalents	19,030	21,471
Deferred lease costs, net	3,517	4,849
Prepaids and other assets	13,109	20,478
Total assets	$421,790	$462,623
Liabilities and Owners' Equity
Mortgages payable, net	$329,460	$344,856
Accounts payable and other liabilities	15,231	17,427
Total liabilities	344,691	362,283
Owners' equity	77,099	100,340
Total liabilities and owners' equity	$421,790	$462,623

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2021	2020	2019
Revenues	$88,120	$76,866	$93,508
Expenses:
Property operating	35,111	33,053	36,812
General and administrative	278	395	271
Impairment charges	—	6,181	—
Depreciation and amortization	22,947	23,544	24,454
Total expenses	58,336	63,173	61,537
Other income (expense):
Interest expense	(11,715)	(13,091)	(16,234)
Gain on sale of assets	503	1,983	—
Other non-operating income	160	170	507
Total other income (expense)	$(11,052)	$(10,938)	$(15,727)
Net income	$18,732	$2,755	$16,244
The Company and Operating Partnership's share of:
Net income	$8,904	$1,126	$7,839
Depreciation, amortization and asset impairments (real estate related)	$11,618	$15,115	$12,512

6.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2021 and 2020 consist of the following (in thousands):

	2021	2020
Deferred lease costs	$90,240	$88,867
Intangible assets:
Above market leases	38,942	39,628
Lease in place value	53,584	55,074
Tenant relationships	33,759	34,694
Other intangibles	40,806	41,117
	257,331	259,380
Accumulated amortization	(183,611)	(174,420)
Deferred lease costs and other intangibles, net	$73,720	$84,960

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2021 and 2020 were $14.9 million and $16.9 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2021, 2020 and 2019 was $10.7 million, $12.4 million and $13.7 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2021, 2020 and 2019 was $78,000, $(2.4) million and $(1.0) million, respectively.
Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Deferred Lease Costs and Other Intangibles (2)
2022	$192	$4,022
2023	235	3,392
2024	165	3,175
2025	(280)	2,558
2026	(636)	1,947
Total	$(324)	$15,094
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

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Unsecured lines of credit	$—	$—
Unsecured term loan	$300,000	$350,000

8.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2021 and 2020 consisted of the following (in thousands):

					2021		2020
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.875%			December 2023	$—	$—	$250,000	$247,967
Senior notes	3.750%			December 2024	—	—	250,000	248,493
Senior notes	3.125%			September 2026	350,000	347,329	350,000	346,770
Senior notes	3.875%			July 2027	300,000	297,742	300,000	297,346
Senior notes	2.750%			September 2031	400,000	391,110	—	—

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	21,550	22,387	27,343	28,569
Southaven	LIBOR	+	1.80%	April 2023	40,144	40,087	51,400	51,371
Unsecured term loan	LIBOR	+	1.25%	April 2024	300,000	298,421	350,000	347,370
Unsecured lines of credit	LIBOR	+	1.20%	July 2025	—	—	—	—
					$1,411,694	$1,397,076	$1,578,743	$1,567,886
(1)Includes premiums and net of debt discount and unamortized debt origination costs. Excludes $4.8 million and $1.5 million of unamortized debt origination costs related to unsecured lines of credit as of December 31, 2021 and 2020, respectively, recorded in prepaids and other assets in the Consolidated Balance Sheet. Unamortized debt origination costs were $12.9 million and $9.5 million as of December 31, 2021 and 2020, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2021, 2020 and 2019 was $4.0 million, $3.6 million and $3.0 million, respectively.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $153.8 million at December 31, 2021, serve as collateral for mortgages payable. As of December 31, 2021, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of December 31, 2021 included a $20.0 million liquidity line and a $500.0 million syndicated line. As of December 31, 2021 and following the July amendments discussed below, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2021, we believe we were in compliance with all of our debt covenants.

2021 Transactions

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the outstanding balance to $300.0 million as of December 31, 2021.

Redemption of the 2023 and 2024 Senior Notes and public offering of aggregate $400.0 Million Unsecured Senior Notes due 2031
In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million and the write-off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to this redemption, $100.0 million aggregate principal amount of the Notes remained outstanding, until the redemption in August 2021, described below.

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding. The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write-off of approximately $1.9 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. The remaining proceeds were used for general corporate purposes.

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

Atlantic City Mortgage
During 2021, we completed the principal payments of certain mortgage notes secured by the Atlantic City property with stated interest rates that ranged from 5.14% to 6.27% and which were scheduled to mature in 2021. The effective interest rate for the remaining notes remains 5.05% as established upon acquisition. The stated rates for the remaining secured notes ranged from 6.44% to 7.65% with maturity dates between December 2024 and December 2026.

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

Debt Maturities

Maturities of our consolidated existing long-term debt as of December 31, 2021 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2022	$4,436
2023	44,912
2024	305,140
2025	1,501
2026	355,705
Thereafter	700,000
Subtotal	1,411,694
Net discount and debt origination costs	(14,618)
Total	$1,397,076

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

9.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2021 and 2020 (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Average Fixed Pay Rate	2021	2020
Assets (Liabilities) (1):
April 13, 2016	January 1, 2021	$175,000	1	month LIBOR	1.03%	$—	$(17)
March 1, 2018	January 31, 2021	40,000	1	month LIBOR	2.47%	—	(75)
August 14, 2018	January 1, 2021	150,000	1	month LIBOR	2.20%	—	(34)
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	(459)	(1,192)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	828	(1,901)
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	1,331	(139)
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	326	—
Total						$2,026	$(3,358)
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	2021	2020	2019
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$5,383	$(2,934)	$(6,174)

10.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2021:
Asset:
Short-term government securities (cash and cash equivalents)	$158,197	$158,197	$—	$—
Interest rate swaps (prepaids and other assets)	2,485	—	2,485	—
Total assets	$160,682	$158,197	$2,485	$—

Liabilities:
Interest rate swaps (other liabilities)	$459	$—	$459	$—
Total liabilities	$459	$—	$459	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2020:
Assets:
Short-term government securities (cash and cash equivalents)	$87,081	$87,081	$—	$—
Total assets	$87,081	$87,081	$—	$—

Liabilities:
Interest rate swaps (other liabilities)	$3,358	$—	$3,358	$—
Total liabilities	$3,358	$—	$3,358	$—

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

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2021:
Asset:
Long-lived assets	$29,460	$—	$—	$29,460

Fair value as of December 31, 2020:
Asset:
Long-lived assets	$46,950	$—	$—	$46,950

Fair value as of March 31, 2020:
Asset:
Long-lived assets	$60,000	$—	$—	$60,000

Fair value as of December 31, 2019:
Asset:
Long-lived assets	$10,000	$—	$—	$10,000

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

During the fourth quarter of 2020, in anticipation of further store closings and declining operating results, we recorded an additional impairment charge of $19.2 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value. The estimated fair value was based on the income approach. During the fourth quarter of 2021, due to a decrease in the estimated hold period and declining operating results, we recorded an additional impairment charge of $7.0 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value. The estimated fair value was based on the income approach.

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

The table below summarizes the terminal capitalization rate and discount rate used:

	December 31, 2021	December 31, 2020	March 31, 2020
Terminal capitalization rate	8.3%	7.8%	7.8%
Discount rate	9.3%	8.5%	8.5%

Jeffersonville Impairments

During the fourth quarter of 2019, in anticipation of store closings and declining operating results, we recorded an impairment charge of $37.6 million in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value was based on the income approach.

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

The table below summarizes the terminal capitalization rate and discount rate used:

December 31, 2019
Terminal capitalization rate	12.0%
Discount rate	13.0%

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,079,234	1,207,531
Level 3 Significant Unobservable Inputs	366,103	432,272
Total fair value of debt	$1,445,337	$1,639,803

Recorded value of debt	$1,397,076	$1,567,886

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

11.    Shareholders' Equity of the Company

As discussed in Note 12, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Exchange of Class A limited partnership units	33,084	116,530	49,511

At-the-Market Offering

Under our at-the-market stock offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of December 31, 2021, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM offering program:

	2021	2020	2019
Number of common shares settled during the period	10,009,263	—	—
Average price per share	$18.97	$—	$—
Aggregate gross proceeds (in thousands)	$189,868	$—	$—
Aggregate net proceeds after commissions and fees (in thousands)	$186,969	$—	$—

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. In June 2020, we amended our debt agreements primarily to improve future covenant flexibility and such amendments included a prohibition on share repurchases for twelve months starting July 1, 2020 (the “Repurchase Covenant”). The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the Repurchase Covenant. On July 1, 2021, the Repurchase Covenant expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the year ended December 31, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of December 31, 2021 was approximately $80.0 million.

Shares repurchased during the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Total number of shares purchased	—	—	1,209,328
Average price paid per share	$—	$—	$16.52
Total price paid exclusive of commissions and related fees (in thousands)	$—	$—	$19,976

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2021, 2020 and 2019:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2018	1,000,000	4,960,684	92,941,783	97,902,467
Units withheld for employee income taxes	—	—	(131,873)	(131,873)
Exchange of Class A limited partnership units	—	(49,511)	49,511	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	242,167	242,167
Repurchase of units	—	—	(1,209,328)	(1,209,328)
Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Exchange of Class A limited partnership units	—	(116,530)	116,530	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	611,350	611,350
Issuance of deferred units	—	—	6,258	6,258
Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Units withheld for employee income taxes	—	—	(139,293)	(139,293)
Exchange of Class A limited partnership units	—	(33,084)	33,084	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	569,779	569,779
Issuance of units	100,000	—	9,909,263	9,909,263
Options exercised	—	—	42,100	42,100
Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293

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

In 2021 and 2020, adjustments to the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares under the ATM offering program and upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 12, for the years ended December 31, 2021 and 2020, Non-Company LPs exchanged 33,084 and 116,530 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. The Company repurchased no common shares in 2020 and 2021.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2021	2020
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$9,118	$(36,278)
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	(6,917)	(74)
Changes from net income (loss) attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$2,201	$(36,352)

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	2021	2020	2019
Numerator
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$9,118	$(36,278)	$87,855
Less allocation of earnings to participating securities	(804)	(692)	(1,336)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$8,314	$(36,970)	$86,519
Denominator
Basic weighted average common shares	100,418	92,618	92,808
Effect of notional units	809	—	—
Effect of outstanding options	752	—	—
Diluted weighted average common shares	101,979	92,618	92,808
Basic earnings per common share:
Net income (loss)	$0.08	$(0.40)	$0.93
Diluted earnings per common share:
Net income (loss)	$0.08	$(0.40)	$0.93

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common share for the years ended December 31, 2021, 2020, and 2019.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2021, 2020 and 2019, approximately 506,000, 1.7 million and 1.1 million units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2021, 2020 and 2019, approximately 332,000, 1.8 million and 523,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per unit amounts):

	2021	2020	2019
Numerator
Net income (loss) attributable to partners of the Operating Partnership	$9,558	$(38,203)	$92,533
Allocation of earnings to participating securities	(804)	(692)	(1,336)
Net income (loss) available to common unitholders of the Operating Partnership	$8,754	$(38,895)	$91,197
Denominator
Basic weighted average common units	105,208	97,521	97,766
Effect of notional units	809	—	—
Effect of outstanding options	752	—	—
Diluted weighted average common units	106,769	97,521	97,766
Basic earnings per common unit:
Net income (loss)	$0.08	$(0.40)	$0.93
Diluted earnings per common unit:
Net income (loss)	$0.08	$(0.40)	$0.93

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. There were no material securities which had a dilutive effect on earnings per common unit for the years ended December 31, 2021, 2020 and 2019.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2021, 2020 and 2019, approximately 506,000, 1.7 million and 1.1 million units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2021, 2020 and 2019, approximately 332,000, 1.8 million and 523,000 options were excluded from the computation, respectively.

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

16.    Equity-Based Compensation

When a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiary, the Tanger LP Trust. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "shares" is meant to also include corresponding units of the Operating Partnership.

As of December 31, 2021, we may issue up to 18.7 million common shares under the Plan. Shares remaining available for future issuance totaled approximately 2,110,000 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively, as follows (in thousands):

	2021	2020	2019
Restricted common shares	$7,980	$7,614	$12,036
Notional unit performance awards	4,406	4,574	5,918
Options	366	329	166
Total equity-based compensation	$12,752	$12,517	$18,120

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2021	2020	2019
Equity-based compensation expense capitalized	$94	$409	$384

As of December 31, 2021, there was $15.9 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Common Share and Restricted Share Unit Awards

During 2021, 2020 and 2019, the Company granted approximately 485,000, 788,000 and 309,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The 2020 grants include approximately 389,000 restricted common shares that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted common shares generally vest ratably over periods ranging from three to five years. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2021, 2020 and 2019:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2018	842,080	$27.56
Granted (1)	308,623	21.05
Vested	(469,178)	27.73
Forfeited	—	—
Outstanding at December 31, 2019	681,525	$23.92
Granted (2)	787,873	23.92
Vested	(330,014)	25.43
Forfeited	(18,996)	19.79
Outstanding at December 31, 2020	1,120,388	$13.91
Granted (3)	485,105	15.40
Vested	(575,688)	15.90
Forfeited	—	—
Outstanding at December 31, 2021	1,029,805	$13.51
(1)Includes 51,217 restricted share units.
(2)Includes 121,527 restricted share units.
(3)Includes 68,494 restricted share units.

The table above excludes restricted common shares earned under the 2018 Performance Share Plan. In connection with the 2018 Performance Share Plan, we issued approximately 76,000 restricted common shares in February 2021, with approximately 49,000 vesting during 2021 and the remaining 27,000 vesting in February 2022, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The total value of restricted common shares vested during the years ended 2021, 2020 and 2019 was $9.4 million, $4.2 million and $9.2 million, respectively. During 2021, 2020 and 2019, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 139,000, 57,000 and 132,000 for 2021, 2020 and 2019, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $2.1 million, $736,000 and $2.5 million for 2021, 2020 and 2019, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

Notional Unit Performance Awards

Performance Share Plan

Each year, the Compensation Committee of Tanger Factory Outlet Centers, Inc. approves the terms and the number of awards to be granted under the Tanger Factory Outlet Centers, Inc. Performance Share Plan (the “PSP"), formerly titled the "Outperformance Plan". The PSP is a long-term incentive compensation plan. Recipients may earn units which may convert, subject to the achievement of the goals described below, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. For all recipients, any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The following table sets forth PSP performance targets and other relevant information about each plan:

	2021 PSP(1)				2020 PSP(1)				2019 PSP(1)				2018 PSP(1)				2017 PSP(2)
Performance targets
Absolute portion of award:
Percent of total award	33%				33%				33%				33%				50%
Absolute total shareholder return range	26%		-	41%	37%		-	52%	19%		-	30%	19%		-	30%	18%		-	35%
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Relative portion of award:
Percent of total award	67%				67%				67%				67%				50%
Percentile rank of peer group range	30	th	-	80th	30	th	-	80th	30	th	-	80th	30	th	-	80th	40	th	-	70th
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Maximum number of restricted common shares that may be earned	688,824				902,167				531,827				409,972				296,400
February grant date fair value per share	$9.65				$7.30				$12.09				$12.42				$16.60
April 2020 grant date fair value per share (3)	N/A				$3.11				N/A				N/A				N/A
August 2021 grant date fair value per share (4)	$12.44				N/A				N/A				N/A				N/A

(1)The number of restricted common shares received under the 2021, 2020 and 2019 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE NAREIT Retail Index.
(2)On February 13, 2020, the measurement period for the 2017 PSP expired and neither of the Company’s absolute nor relative total shareholder returns were sufficient for employees to earn, and therefore become eligible to vest in, any restricted shares under the plan. Accordingly, all 2017 PSP performance awards were automatically forfeited.
(3)In April 2020, Mr. Yalof was awarded 205,480 notional units under the 2020 PSP. These awards have the same terms as the awards our executive officers received in February 2020.
(4)In August of 2021, additional awards under the 2021 PSP were granted to recently hired senior executive officers whereby a maximum of approximately 26,000 restricted common shares may be earned.

The fair values of the PSP awards granted during the years ended December 31, 2021, 2020 and 2019 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	PSP	PSP	PSP
	2021	2020	2019
Risk free interest rate (1)	0.20%	1.40%	2.55%
Expected dividend yield (2)	6.5%	8.4%	5.3%
Expected volatility (3)	61%	29%	24%
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

The following table sets forth PSP activity for the years ended December 31, 2021, 2020 and 2019:

Unvested PSP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2018	1,013,383	$14.44
Awarded	531,827	12.09
Earned	—	—
Forfeited	(421,306)	14.36
Outstanding as of December 31, 2019	1,123,904	$13.36
Awarded	902,167	6.35
Earned	—	—
Forfeited	(316,297)	16.01
Outstanding as of December 31, 2020	1,709,774	$9.17
Awarded	668,824	9.76
Earned (1)	(76,478)	12.42
Forfeited	(475,854)	11.03
Outstanding as of December 31, 2021	1,826,266	$8.82
(1)Represents the units under the 2018 PSP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2021 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$5.73	264,000	$5.73	8.56	37,200	$5.73
$7.15	1,000,000	$7.15	8.37	500,000	$7.15
$21.94	221,500	$21.94	6.07	133,500	$21.94
$32.02	110,100	$32.02	1.95	110,100	$32.02
	1,595,600	$10.68	7.64	780,800	$13.12

A summary of option activity under the Plan for the years ended December 31, 2021, 2020 and 2019 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2018	534,500	$25.56
Granted	—	—
Exercised	—	—
Forfeited	(11,200)	25.27
Outstanding as of December 31, 2019	523,300	$25.57	6.06	$—
Granted	1,334,500	6.79
Exercised	—	—
Forfeited	(52,100)	25.80
Outstanding as of December 31, 2020	1,805,700	$11.69	8.30	$—
Granted	—	—
Exercised	(42,100)	6.31
Forfeited	(168,000)	22.84
Outstanding as of December 31, 2021	1,595,600	$10.68	7.64	$15,707

Vested and Expected to Vest as of
December 31, 2021	1,558,090	$10.76	7.62	$15,250

Exercisable as of December 31, 2021	780,800	$13.12	7.09	$6,569

In September 2020, the Company granted 334,500 options to non-executive employees of the Company. The exercise price of the options granted was $5.73 per share which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first 5 years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $1.03 and included the following weighted-average assumptions: expected dividend yield 4.93%; expected life of 6.5 years; expected volatility of 34.39%; a risk-free rate of 0.48%; and forfeiture rate of 7.2% dependent upon the employee's position within the Company.

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

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2021, 2020 and 2019, we contributed approximately $867,000, $878,000 and $889,000, respectively, to the 401(k) Retirement Savings Plan.

17. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2018	$(32,610)	$5,459	$(27,151)	$(1,770)	$290	$(1,480)
Other comprehensive income (loss) before reclassifications	4,062	(3,755)	307	217	(202)	15
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,454	(2,105)	1,349	184	(112)	72
Balance December 31, 2019	(25,094)	(401)	(25,495)	(1,369)	(24)	(1,393)
Other comprehensive income (loss) before reclassifications	1,695	(6,749)	(5,054)	88	(359)	(271)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	3,964	3,964	—	210	210
Balance December 31, 2020	(23,399)	(3,186)	(26,585)	(1,281)	(173)	(1,454)
Other comprehensive income (loss) before reclassifications	223	3,776	3,999	30	179	209
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,463	1,362	4,825	167	66	233
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $451,000 of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2021.

18. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2018	$(34,380)	$5,749	$(28,631)
Other comprehensive income (loss) before reclassifications	4,279	(3,957)	322
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,638	(2,217)	1,421
Balance December 31, 2019	(26,463)	(425)	(26,888)
Other comprehensive income (loss) before reclassifications	1,783	(7,108)	(5,325)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	4,174	4,174
Balance December 31, 2020	(24,680)	(3,359)	(28,039)
Other comprehensive income (loss) before reclassifications	253	3,955	4,208
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,630	1,428	5,058
Balance December 31, 2021	$(20,797)	$2,024	$(18,773)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $451,000 of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2021.

19.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Advertising and promotion	$20,632	$20,435	$26,022
Common area maintenance	62,175	56,226	70,472
Real estate taxes	29,592	32,762	33,430
Other operating expenses	28,337	27,712	27,810
	$140,736	$137,135	$157,734

20.    Lease Agreements

Lessor

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019 we recorded a straight-line rent adjustment of $1.9 million, $4.4 million and $6.4 million, respectively, as an increase to rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized; however, indirect internal leasing costs are expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

As of December 31, 2021, we were the lessor to over 2,200 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2022 to 2035, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the years ended December 31, 2021, 2020 and 2019, the components of rental revenues are as follows (in thousands):

	2021	2020	2019
Rental revenues - fixed	$298,095	$289,676	$360,513
Rental revenues - variable (1)	109,671	88,256	103,433
Rental revenues	$407,766	$377,932	$463,946
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2021, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands) :

2022	$247,030
2023	214,861
2024	177,553
2025	136,911
2026	97,990
Thereafter	167,935
$1,042,280

Lessee

As of December 31, 2021 and 2020 we have operating lease right-of-use assets $79.8 million and $81.5 million and operating lease liabilities of $88.9 million, and $90.1 million respectively. In March 2019, we sold our Ocean City outlet center, which had an operating lease right-of-use asset and operating lease liability of approximately $2.5 million. In 2020, we recorded impairment charges of $64.8 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value of which $4.0 million of the impairment charge was allocated to the right-of-use asset. In 2021, we recorded an impairment charge of $7.0 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value of which $563,000 of the impairment charge was allocated to the right-of-use asset.

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

For the years ended December 31, 2021, 2020 and 2019, the components of lease costs are as follows (in thousands):

	2021	2020	2019
Operating lease costs	$5,511	$5,531	$5,519
Short-term lease costs	1,465	2,511	2,297
Variable lease costs (1)	276	295	231
Total lease costs	$7,252	$8,337	$8,047
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

2021
Weighted - average remaining lease term (years)	48.81
Weighted - average discount rate	5.0%

Cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Operating cash outflows related to operating leases	$5,613	$5,568	$5,569

Maturities of lease liabilities as of December 31, 2021 for the next five years and thereafter are as follows (in thousands):

2022	$5,669
2023	5,709
2024	5,765
2025	5,816
2026	5,854
Thereafter	215,205
Total lease payments	$244,018
Less imputed interest	155,144
Present value of lease liabilities	$88,874

21.    Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims, which arise from time to time in the ordinary course of our business and have not been finally adjudicated. In our opinion, the ultimate resolution of these matters is not expected to have a material effect on our consolidated financial statements. We record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. We review these estimates each accounting period as additional information is known and adjust the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, we estimate and disclose the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements.

Lease Agreements

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has increased from 92% at the end of 2020 to 95% at then end of 2021. If our occupancy declines, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances. We are also party to an executive severance plan with certain other executives that provide for severance payments under certain circumstances.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 17% of principal. The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2021, the maximum amount of joint venture debt guaranteed by the Company is $21.9 million.

22.    Subsequent Events

Dividends

In January 2022, the Company's Board of Directors declared a $0.1825 cash dividend per common share payable on February 15, 2022 to each shareholder of record on January 31, 2022, and a $0.1825 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2021 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2021 (2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Atlantic City	Atlantic City, NJ	$22,387	$—	$125,988	$—	$14,157	$—	$140,145	$140,145	$45,921	2011 (5)	(4)
Blowing Rock	Blowing Rock, NC	—	1,963	9,424	—	10,808	1,963	20,232	22,195	12,780	1997 (5)	(4)
Branson	Branson, MO	—	4,407	25,040	396	26,258	4,803	51,298	56,101	36,391	1994	(4)
Charleston	Charleston, SC	—	10,353	48,877	—	18,412	10,353	67,289	77,642	38,075	2006	(4)
Commerce	Commerce, GA	—	1,262	14,046	707	37,640	1,969	51,686	53,655	37,981	1995	(4)
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	4,105	9,913	84,515	94,428	24,153	2016	(4)
Deer Park	Deer Park, NY	—	82,413	173,044	—	17,988	82,413	191,032	273,445	60,520	2013 (5)	(4)
Foley	Foley, AL	—	4,400	82,410	693	39,040	5,093	121,450	126,543	66,896	2003 (5)	(4)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	2,050	11,157	89,075	100,232	19,693	2017	(4)
Foxwoods (6)	Mashantucket, CT	—	—	130,941	—	(96,901)	—	34,040	34,040	77	2015	(4)
Gonzales	Gonzales, LA	—	679	15,895	—	34,548	679	50,443	51,122	37,931	1992	(4)
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	4,008	8,180	79,428	87,608	26,269	2015	(4)
Hershey	Hershey, PA	—	3,673	48,186	—	7,828	3,673	56,014	59,687	20,967	2011(5)	(4)
Hilton Head I	Bluffton, SC	—	4,753	—	—	33,962	4,753	33,962	38,715	18,442	2011	(4)
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	17,418	5,128	38,086	43,214	21,183	2003 (5)	(4)
Howell	Howell, MI	—	2,250	35,250	—	17,053	2,250	52,303	54,553	30,492	2002 (5)	(4)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	65,756	10,347	85,663	96,010	37,661	1994 (5)	(4)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	33,336	2,615	45,137	47,752	30,918	1994	(4)
Mebane	Mebane, NC	—	8,821	53,362	—	6,803	8,821	60,165	68,986	33,622	2010	(4)
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	30,250	—	110,983	110,983	45,632	2009 (5)	(4)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	42,365	8,781	99,163	107,944	54,563	2003 (5)	(4)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2021 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2021(2)
Outlet Center Name	Location	Encum-brances (3)	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Land	Buildings, Improve-ments & Fixtures	Total	Accumulated Depreciation (1)	Date of Construction or Acquisition	Life Used to Compute Depreciation in Income Statement
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	15,887	5,531	107,175	112,706	68,045	2008	(4)
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	58,885	22,475	133,094	155,569	63,954	2003 (5)	(4)
Riverhead	Riverhead, NY	—	—	36,374	6,152	136,902	6,152	173,276	179,428	112,032	1993	(4)
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	60,757	4,102	70,197	74,299	48,762	1993	(4)
Savannah	Pooler, GA	—	8,432	167,780	—	4,915	8,432	172,695	181,127	34,665	2016 (5)	(4)
Sevierville	Sevierville, TN	—	—	18,495	—	52,928	—	71,423	71,423	46,076	1997 (5)	(4)
Southaven	Southaven, MS	40,087	14,959	50,511	—	1,314	14,959	51,825	66,784	22,533	2015	(4)
Tilton	Tilton, NH	—	1,800	24,838	29	14,905	1,829	39,743	41,572	21,920	2003 (5)	(4)
Westgate	Glendale, AZ	—	19,037	140,337	2,555	9,080	21,592	149,417	171,009	26,796	2016 (5)	(4)
Other	Various	—	306	1,495	—	40	306	1,535	1,841	438	Various	(4)
		$62,474	$246,845	$1,809,992	$21,424	$722,497	$268,269	$2,532,489	$2,800,758	$1,145,388
(1)Includes impairment charges that reduce the asset value.
(2)Aggregate cost for federal income tax purposes is approximately $2.9 billion.
(3)Including premiums and net of debt origination costs.
(4)We generally use estimated lives of 33 years for buildings and 15 years for land improvements. Tenant finishing allowances are depreciated over the initial lease term. Building, improvements & fixtures includes amounts included in construction in progress on the consolidated balance sheet.
(5)Represents year acquired.
(6)Amounts net of $6.4 million impairment charges taken during 2021 consisting of a write-off of approximately $8.6 million of building and improvement cost and $2.2 million of accumulated depreciation. Amounts net of $60.1 million impairment charges taken during 2020 consisting of a write-off of approximately $89.8 million of building and improvement cost and $29.7 million of accumulated depreciation.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2021
(in thousands)

The changes in total real estate for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$2,793,372	$2,896,894	$3,046,179
Improvements	37,218	29,516	50,117
Impairment charges	(8,574)	(91,603)	(40,539)
Dispositions and other	(21,258)	(41,435)	(158,863)
Balance, end of year	$2,800,758	$2,793,372	$2,896,894

The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$1,054,993	$1,009,951	$981,305
Depreciation for the period	96,990	101,665	107,129
Impairment charges	(2,160)	(30,208)	(3,028)
Dispositions and other	(4,435)	(26,415)	(75,455)
Balance, end of year	$1,145,388	$1,054,993	$1,009,951