Form 10-Q
period 2022-03-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-05-09
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, there were 104,394,192 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2022 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), which, through its controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2022, the Company and its wholly owned subsidiaries owned 104,469,061 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections, for each of the Company and the Operating Partnership:

•Consolidated financial statements;

•The following notes to the consolidated financial statements:

•Debt of the Company and the Operating Partnership;

•Shareholders’ Equity and Partners’ Equity;

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2022	December 31, 2021
Assets
Rental property:
Land	$268,269	$268,269
Buildings, improvements and fixtures	2,528,223	2,532,489
Construction in progress	6,175	—
	2,802,667	2,800,758
Accumulated depreciation	(1,166,231)	(1,145,388)
Total rental property, net	1,636,436	1,655,370
Cash and cash equivalents	152,847	161,255
Investments in unconsolidated joint ventures	82,955	82,647
Deferred lease costs and other intangibles, net	69,861	73,720
Operating lease right-of-use assets	79,519	79,807
Prepaids and other assets	112,614	104,585
Total assets	$2,134,232	$2,157,384
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,036,635	$1,036,181
Unsecured term loan, net	298,590	298,421
Mortgages payable, net	61,312	62,474
Unsecured lines of credit	—	—
Total debt	1,396,537	1,397,076
Accounts payable and accrued expenses	58,016	92,995
Operating lease liabilities	88,610	88,874
Other liabilities	80,492	78,650
Total liabilities	1,623,655	1,657,595
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 104,469,061 and 104,084,734 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,044	1,041
Paid in capital	978,734	978,054
Accumulated distributions in excess of net income	(482,206)	(483,409)
Accumulated other comprehensive loss	(9,252)	(17,761)
Equity attributable to Tanger Factory Outlet Centers, Inc.	488,320	477,925
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	22,257	21,864
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	510,577	499,789
Total liabilities and equity	$2,134,232	$2,157,384

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Rental revenues	$104,609	$97,467
Management, leasing and other services	1,527	1,372
Other revenues	2,732	1,855
Total revenues	108,868	100,694
Expenses:
Property operating	36,758	35,311
General and administrative	15,467	16,793
Depreciation and amortization	26,243	28,150
Total expenses	78,468	80,254
Other income (expense):
Interest expense	(11,634)	(14,362)
Other income (expense)	183	(3,505)
Total other income (expense)	(11,451)	(17,867)
Income before equity in earnings of unconsolidated joint ventures	18,949	2,573
Equity in earnings of unconsolidated joint ventures	2,513	1,769
Net income	21,462	4,342
Noncontrolling interests in Operating Partnership	(944)	(209)
Noncontrolling interests in other consolidated partnerships	—	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$20,518	$4,133

Basic earnings per common share:
Net income	$0.20	$0.04
Diluted earnings per common share:
Net income	$0.19	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2022	2021
Net income	$21,462	$4,342
Other comprehensive income:
Foreign currency translation adjustments	1,226	4,639
Change in fair value of cash flow hedges	7,674	1,998
Other comprehensive income	8,900	6,637
Comprehensive income	30,362	10,979
Comprehensive (income) attributable to noncontrolling interests	(1,335)	(529)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$29,027	$10,450
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	20,518	—	20,518	944	—	21,462
Other comprehensive income	—	—	—	8,509	8,509	391	—	8,900
Compensation under Incentive Award Plan	—	2,746	—	—	2,746	—	—	2,746
Issuance of 1,900 common shares upon exercise of options	—	10	—	—	10	—	—	10
Grant of 512,398 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 129,971 common shares for employee income taxes	(1)	(2,145)	—	—	(2,146)	—	—	(2,146)
Adjustment for noncontrolling interests in Operating Partnership	—	73	—	—	73	(73)	—	—
Common dividends ($0.1825 per share)	—	—	(19,315)	—	(19,315)	—	—	(19,315)
Distributions to noncontrolling interests	—	—	—	—	—	(869)	—	(869)
Balance, March 31, 2022	$1,044	$978,734	$(482,206)	$(9,252)	$488,320	$22,257	$—	$510,577
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$21,462	$4,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,243	28,150
Amortization of deferred financing costs	759	1,173
Equity in earnings of unconsolidated joint ventures	(2,513)	(1,769)
Equity-based compensation expense	2,708	3,845
Amortization of debt (premiums) and discounts, net	117	127
Amortization (accretion) of market rent rate adjustments, net	176	(213)
Straight-line rent adjustments	1,337	1,043
Distributions of cumulative earnings from unconsolidated joint ventures	2,474	890
Other non-cash	—	3,638
Changes in other assets and liabilities:
Other assets	(1,377)	2,981
Accounts payable and accrued expenses	(32,532)	(12,931)
Net cash provided by operating activities	18,854	31,276
INVESTING ACTIVITIES
Additions to rental property	(5,867)	(7,357)
Additions to investments in unconsolidated joint ventures	—	(7,000)
Net proceeds from sale of assets	—	8,129
Additions to non-real estate assets	(1,924)	(414)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,353	7,631
Additions to deferred lease costs	(588)	(3,668)
Other investing activities	1,686	5,396
Net cash provided by (used in) investing activities	(3,340)	2,717
FINANCING ACTIVITIES
Cash dividends paid	(19,315)	(16,924)
Distributions to noncontrolling interests in Operating Partnership	(869)	(851)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(1,080)	(25,924)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,146)	(1,637)
Additions to deferred financing costs	(227)	(76)
Proceeds from exercise of options	10	—
Proceeds from common share offering	—	128,655
Payment for other financing activities	(287)	(287)
Net cash provided by (used in) financing activities	(23,914)	82,956
Effect of foreign currency rate changes on cash and cash equivalents	(8)	(60)
Net increase (decrease) in cash and cash equivalents	(8,408)	116,889
Cash and cash equivalents, beginning of period	161,255	84,832
Cash and cash equivalents, end of period	$152,847	$201,721
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2022	December 31, 2021
Assets
Rental property:
Land	$268,269	$268,269
Buildings, improvements and fixtures	2,528,223	2,532,489
Construction in progress	6,175	—
	2,802,667	2,800,758
Accumulated depreciation	(1,166,231)	(1,145,388)
Total rental property, net	1,636,436	1,655,370
Cash and cash equivalents	152,578	161,152
Investments in unconsolidated joint ventures	82,955	82,647
Deferred lease costs and other intangibles, net	69,861	73,720
Operating lease right-of-use assets	79,519	79,807
Prepaids and other assets	112,408	104,362
Total assets	$2,133,757	$2,157,058
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,036,635	$1,036,181
Unsecured term loan, net	298,590	298,421
Mortgages payable, net	61,312	62,474
Unsecured lines of credit	—	—
Total debt	1,396,537	1,397,076
Accounts payable and accrued expenses	57,541	92,669
Operating lease liabilities	88,610	88,874
Other liabilities	80,492	78,650
Total liabilities	1,623,180	1,657,269
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at March 31, 2022 and 1,100,000 at December 31, 2021, respectively	8,650	4,539
Limited partners, 4,761,559 and 4,761,559 Class A common units, and 103,369,061 and 102,984,734 Class B common units outstanding at March 31, 2022 and December 31, 2021, respectively	511,800	514,023
Accumulated other comprehensive loss	(9,873)	(18,773)
Total partners’ equity	510,577	499,789
Noncontrolling interests in consolidated partnerships	—	—
Total equity	510,577	499,789
Total liabilities and equity	$2,133,757	$2,157,058
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Rental revenues	$104,609	$97,467
Management, leasing and other services	1,527	1,372
Other revenues	2,732	1,855
Total revenues	108,868	100,694
Expenses:
Property operating	36,758	35,311
General and administrative	15,467	16,793
Depreciation and amortization	26,243	28,150
Total expenses	78,468	80,254
Other income (expense):
Interest expense	(11,634)	(14,362)
Other income (expense)	183	(3,505)
Total other income (expense)	(11,451)	(17,867)
Income before equity in earnings of unconsolidated joint ventures	18,949	2,573
Equity in earnings of unconsolidated joint ventures	2,513	1,769
Net income	21,462	4,342
Noncontrolling interests in consolidated partnerships	—	—
Net income available to partners	21,462	4,342
Net income available to limited partners	17,150	4,295
Net income available to general partner	$4,312	$47

Basic earnings per common unit:
Net income	$0.20	$0.04
Diluted earnings per common unit:
Net income	$0.19	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2022	2021
Net income	$21,462	$4,342
Other comprehensive income:
Foreign currency translation adjustments	1,226	4,639
Changes in fair value of cash flow hedges	7,674	1,998
Other comprehensive income	8,900	6,637
Comprehensive income	30,362	10,979
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	—	—
Comprehensive income attributable to the Operating Partnership	$30,362	$10,979
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	47	4,295	—	4,342	—	4,342
Other comprehensive income	—	—	6,637	6,637	—	6,637
Compensation under Incentive Award Plan	—	3,909	—	3,909	—	3,909
Grant of 469,675 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 100,000 general partner units and 6,767,078 limited partner units	1,874	126,781	—	128,655	—	128,655
Withholding of 111,977 common units for employee income taxes	—	(1,637)	—	(1,637)	—	(1,637)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($0.1775 per common unit)	(178)	(17,597)	—	(17,775)	—	(17,775)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, March 31, 2021	$5,077	$499,339	$(21,402)	$483,014	$—	$483,014

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	4,312	17,150	—	21,462	—	21,462
Other comprehensive income	—	—	8,900	8,900	—	8,900
Compensation under Incentive Award Plan	—	2,746	—	2,746	—	2,746
Issuance of 1,900 common units upon exercise of options	—	10	—	10	—	10
Withholding of 129,971 common units for employee income taxes	—	(2,146)	—	(2,146)	—	(2,146)
Grant of 512,398 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.1825 per unit)	(201)	(19,983)	—	(20,184)	—	(20,184)
Balance, March 31, 2022	$8,650	$511,800	$(9,873)	$510,577	$—	$510,577

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$21,462	$4,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,243	28,150
Amortization of deferred financing costs	759	1,173
Equity in earnings of unconsolidated joint ventures	(2,513)	(1,769)
Equity-based compensation expense	2,708	3,845
Amortization of debt (premiums) and discounts, net	117	127
Amortization (accretion) of market rent rate adjustments, net	176	(213)
Straight-line rent adjustments	1,337	1,043
Distributions of cumulative earnings from unconsolidated joint ventures	2,474	890
Other non-cash	—	3,638
Changes in other assets and liabilities:
Other assets	(1,394)	2,868
Accounts payable and accrued expenses	(32,681)	(12,893)
Net cash provided by operating activities	18,688	31,201
INVESTING ACTIVITIES
Additions to rental property	(5,867)	(7,357)
Additions to investments in unconsolidated joint ventures	—	(7,000)
Net proceeds from sale of assets	—	8,129
Additions to non-real estate assets	(1,924)	(414)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,353	7,631
Additions to deferred lease costs	(588)	(3,668)
Other investing activities	1,686	5,396
Net cash provided by (used in) investing activities	(3,340)	2,717
FINANCING ACTIVITIES
Cash distributions paid	(20,184)	(17,775)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(1,080)	(25,924)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(2,146)	(1,637)
Additions to deferred financing costs	(227)	(76)
Proceeds from exercise of options	10	—
Proceeds from the Company’s common share offering	—	128,655
Payment for other financing activities	(287)	(287)
Net cash provided by (used in) financing activities	(23,914)	82,956
Effect of foreign currency on cash and cash equivalents	(8)	(60)
Net increase (decrease) in cash and cash equivalents	(8,574)	116,814
Cash and cash equivalents, beginning of period	161,152	84,750
Cash and cash equivalents, end of period	$152,578	$201,564
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2022, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2022, the Company and its wholly-owned subsidiaries owned 104,469,061 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $51.6 million as of March 31, 2022.

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

If the effects of the COVID-19 pandemic (“COVID-19”) cause economic and market conditions to deteriorate beyond our current expectations or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Disposition of Properties

The following table sets forth certain summarized information regarding properties sold during the three months ended March 31, 2022 and March 31, 2021:

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

4. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2022
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	83.0	—
				$83.0
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(0.9)	$70.9
Charlotte(2)	Charlotte, NC	50.0%	399	$(17.3)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.7)	94.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.9)	64.4
				$(43.8)

As of December 31, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$0.2	$70.9
RioCan Canada	Various	50.0%	665	82.4	—
				$82.6
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(16.2)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.2)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.0)	64.4
				$(41.4)
(1)Net of debt origination costs of $1.0 million as of March 31, 2022 and $1.0 million as of December 31, 2021.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Fee:
Management and marketing	$536	$509
Leasing and other fees	35	56
Expense reimbursements from unconsolidated joint ventures	956	807
Total Fees	$1,527	$1,372

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.3 million and $3.4 million as of March 31, 2022 and December 31, 2021, respectively) are amortized over the various useful lives of the related assets.

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

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2022	December 31, 2021
Assets
Land	$84,184	$83,568
Buildings, improvements and fixtures	470,435	467,918
Construction in progress	915	744
	555,534	552,230
Accumulated depreciation	(171,917)	(166,096)
Total rental property, net	383,617	386,134
Cash and cash equivalents	14,738	19,030
Deferred lease costs and other intangibles, net	3,413	3,517
Prepaids and other assets	11,766	13,109
Total assets	$413,534	$421,790
Liabilities and Owners’ Equity
Mortgages payable, net	$329,488	$329,460
Accounts payable and other liabilities	13,530	15,231
Total liabilities	343,018	344,691
Owners’ equity	70,516	77,099
Total liabilities and owners’ equity	$413,534	$421,790

	Three months ended
Condensed Combined Statements of Operations	March 31,
- Unconsolidated Joint Ventures	2022	2021
Revenues	$21,841	$20,992
Expenses:
Property operating	8,303	8,413
General and administrative	92	29
Depreciation and amortization	5,482	5,901
Total expenses	13,877	14,343
Other income (expense):
Interest expense	(2,916)	(2,945)
Gain on sale of assets	—	503
Other income	3	59
Total other expense	(2,913)	(2,383)
Net income	$5,051	$4,266
The Company and Operating Partnership’s share of:
Net income	$2,513	$1,769
Depreciation and amortization (real estate related)	$2,754	$2,996

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of March 31, 2022. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2022	December 31, 2021
Unsecured lines of credit	$—	$—
Unsecured term loan	$300,000	$300,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					March 31, 2022		December 31, 2021
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$347,470	$350,000	$347,329
Senior notes	3.875%			July 2027	300,000	297,842	300,000	297,742
Senior notes	2.750%			September 2031	400,000	391,323	400,000	391,110

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	20,468	21,215	21,550	22,387
Southaven	LIBOR	+	1.80%	April 2023	40,144	40,097	40,144	40,087
Unsecured term loan	LIBOR	+	1.25%	April 2024	300,000	298,590	300,000	298,421
Unsecured lines of credit	LIBOR	+	1.20%	July 2025	—	—	—	—
					$1,410,612	$1,396,537	$1,411,694	$1,397,076
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $149.0 million at March 31, 2022, serve as collateral for mortgages payable. As of March 31, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of March 31, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 17% of principal. The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of March 31, 2022, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $21.9 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2022, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of March 31, 2022 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2022	$3,360
2023	44,916
2024	305,130
2025	1,501
2026	355,705
Thereafter	700,000
Subtotal	1,410,612
Net discount and debt origination costs	(14,075)
Total	$1,396,537
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

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	March 31, 2022	December 31, 2021
Assets (Liabilities)(1):
Interest rate swaps:
July 1, 2019	February 1, 2024	25,000	1	month LIBOR	1.75%	$259	$(459)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	4,691	828
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	3,803	1,331
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	947	326
Total						$9,700	$2,026
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2022	2021
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$7,674	$1,998

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2022:
Assets:
Short-term government securities (cash and cash equivalents)	$149,997	$149,997	$—	$—
Interest rate swaps (prepaids and other assets)	9,700	—	9,700	—
Total assets	$159,697	$149,997	$9,700	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2021:
Asset:
Short-term government securities (cash and cash equivalents)	$158,197	$158,197	$—	$—
Interest rate swaps (prepaids and other assets)	$2,485	$—	$2,485	$—
Total assets	$160,682	$158,197	$2,485	$—

Liabilities:
Interest rate swaps (other liabilities)	$459	$—	$459	$—
Total liabilities	$459	$—	$459	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2022	December 31, 2021
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	990,555	1,079,234
Level 3 Significant Unobservable Inputs	362,563	366,103
Total fair value of debt	$1,353,118	$1,445,337

Recorded value of debt	$1,396,537	$1,397,076

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

9. Shareholders’ Equity of the Company

Dividend Declaration

In January 2022, the Company's Board of Directors declared a $0.1825 cash dividend per common share payable on February 15, 2022 to each shareholder of record on January 31, 2022, and in its capacity as General Partner of the Operating Partnership, a $0.1825 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market share offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of March 31, 2022, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended March 31,
	2022	2021
Number of common shares settled during the period	—	6,867,078
Average price per share	$—	$19.02
Aggregate gross proceeds (in thousands)	$—	$130,638
Aggregate net proceeds after commissions and fees (in thousands)	$—	$128,655

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

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three months ended March 31, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of March 31, 2022 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2022 and March 31, 2021:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Grant of restricted common share awards by the Company, net of forfeitures	—	—	469,675	469,675
Issuance of deferred units	100,000	—	6,767,078	6,767,078
Units withheld for employee income taxes	—	—	(111,977)	(111,977)
Balance March 31, 2021	1,100,000	4,794,643	99,694,577	104,489,220

Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Grant of restricted common share awards by the Company, net of forfeitures	—	—	512,398	512,398
Issuance of units	—	—	—	—
Options exercised	—	—	1,900	1,900
Units withheld for employee income taxes	—	—	(129,971)	(129,971)
Balance March 31, 2022	1,100,000	4,761,559	103,369,061	108,130,620

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2022	2021
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$20,518	$4,133
Less allocation of earnings to participating securities	(215)	(207)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$20,303	$3,926
Denominator:
Basic weighted average common shares	103,520	94,812
Effect of notional units	802	288
Effect of outstanding options	736	717
Diluted weighted average common shares	105,058	95,817
Basic earnings per common share:
Net income	$0.20	$0.04
Diluted earnings per common share:
Net income	$0.19	$0.04

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2022, approximately 139,000 notional units were excluded from the computation and for the three months ended March 31, 2021, approximately 1.1 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2022, approximately 297,000 options were excluded from the computation and for the three months ended March 31, 2021, approximately 403,000 options were excluded from the computation, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2022	2021
Numerator:
Net income attributable to partners of the Operating Partnership	$21,462	$4,342
Less allocation of earnings to participating securities	(215)	(207)
Net income available to common unitholders of the Operating Partnership	$21,247	$4,135
Denominator:
Basic weighted average common units	108,282	99,606
Effect of notional units	802	288
Effect of outstanding options	736	717
Diluted weighted average common units	109,820	100,611
Basic earnings per common unit:
Net income	$0.20	$0.04
Diluted earnings per common unit:
Net income	$0.19	$0.04

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2022, approximately 139,000 notional units were excluded from the computation and for the three months ended March 31, 2021, approximately 1.1 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2022, approximately 297,000 options were excluded from the computation and for the three months ended March 31, 2021, approximately 403,000 options were excluded from the computation, as they were anti-dilutive.

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

13. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (as amended and restated on April 4, 2014), as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Per the Operating Partnership agreement, when a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company’s wholly-owned subsidiary, the Tanger LP Trust. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Restricted common shares (1)	$1,569	$2,573
Notional unit performance awards (1)	1,045	1,149
Options	94	123
Total equity-based compensation	$2,708	$3,845
(1)    The three months ended March 31, 2021, includes the accelerated recognition of compensation cost.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Equity-based compensation expense capitalized	$38	$64

Restricted Common Share and Restricted Share Unit Awards

During February 2022, the Company granted approximately 383,000 restricted common shares and restricted share units to the Company’s non-employee directors and the Company’s executive officers. The grant date fair value of the awards was $16.62 per share. The restricted common shares vest ratably over a three year period on January 4th of each year for non-employee directors and on February 15th of each year for executive officers. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 130,000 and 112,000 for the three months ended March 31, 2022 and 2021, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $2.1 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2022 Performance Share Plan

During February 2022, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2022 Performance Share Plan (the “2022 PSP”) covering the Company's executive officers whereby a maximum of approximately 555,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period.

The 2022 PSP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, (c) due to death or disability).

The following table sets forth 2022 PSP performance targets and other relevant information about the 2022 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26.0%		-	40.5%
Percentage of units to be earned	20%		-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30	th	-	80th
Percentage of units to be earned	20%		-	100%

Maximum number of restricted common shares that may be earned	555,349
February grant date fair value per share	$11.68
(1)The number of restricted common shares received under the 2022 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2022 PSP awards granted during the three months ended March 31, 2022 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	1.7%
Expected dividend yield (2)	5.7%
Expected volatility (3)	65%
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the restricted unit grants.
(2)The dividend yield is calculated utilizing the average dividend yield over the previous three-year period and the current dividend yield as of the valuation date.
(3)Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

2019 Performance Share Plan

On February 17, 2022, the measurement period for the 2019 Performance Share Plan (the “2019 PSP") expired. Based on the Company’s relative total shareholder return over the three year measurement period, we issued 96,592 restricted common shares in February 2022, with 58,569 vesting immediately and the remaining 38,023 vesting in February one year thereafter, contingent upon continued employment with the Company through the vesting date. Our absolute share price appreciation (or total shareholder return) for the 2019 OPP did not meet the minimum share price appreciation and no shares were earned under this component of the 2019 OPP.

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2022 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)
Other comprehensive income before reclassifications	1,172	7,056	8,228	54	324	378
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	281	281	—	13	13
Balance March 31, 2022	$(18,541)	$9,289	$(9,252)	$(1,030)	$409	$(621)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.2 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of March 31, 2022.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2022 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(20,797)	$2,024	$(18,773)
Other comprehensive income before reclassifications	1,226	7,380	8,606
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	294	294
Balance March 31, 2022	$(19,571)	$9,698	$(9,873)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.2 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of March 31, 2022.

16.    Lease Agreements

As of March 31, 2022, we were the lessor to approximately 2,200 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2022 to 2039, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Rental revenues - fixed	$81,312	$74,919
Rental revenues - variable (1)	23,297	22,548
Rental revenues	$104,609	$97,467
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

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2022	March 31, 2021
Costs relating to construction included in accounts payable and accrued expenses	$9,539	$15,849

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest paid	$19,552	$14,125

18. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. We have not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

19. Subsequent Events

Dividend Declaration
In April 2022, the Company's Board of Directors declared a $0.20 cash dividend per common share payable on May 13, 2022 to each shareholder of record on April 29, 2022, and in its capacity as General Partner of the Operating Partnership a $0.20 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2022 with the three months ended March 31, 2021. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: risks related to the economic performance and market value of our outlet centers; our inability to develop new outlet centers or expand existing outlet centers successfully; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; risks related to the COVID-19 pandemic; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; investor and regulatory focus on environmental, sustainability and social initiatives; risks related to uninsured losses; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the phasing out of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of March 31, 2022, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2021 to March 31, 2022 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2021		11,873	31	2,212	7
Dispositions:
Jeffersonville	First Quarter	(412)	(1)	—	—
Saint-Saveur	First Quarter	—	—	(99)	(1)
Other		(8)	—	—	—
As of December 31, 2021		11,453	30	2,113	6
No activity		—	—	—	—
As of March 31, 2022		11,453	30	2,113	6

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2022. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	95.3
Riverhead, New York (1)	100	729,281	92.2
Foley, Alabama	100	554,649	92.1
Rehoboth Beach, Delaware (1)	100	549,890	93.2
Atlantic City, New Jersey (1) (3)	100	487,718	80.1
San Marcos, Texas	100	471,816	93.5
Sevierville, Tennessee (1)	100	447,810	98.3
Savannah, Georgia	100	429,089	99.3
Myrtle Beach Hwy 501, South Carolina	100	426,523	96.0
Glendale, Arizona (Westgate)	100	410,753	97.8
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	98.8
Charleston, South Carolina	100	386,328	97.6
Lancaster, Pennsylvania	100	375,883	98.9
Pittsburgh, Pennsylvania	100	373,863	92.9
Commerce, Georgia	100	371,408	97.4
Grand Rapids, Michigan	100	357,133	87.3
Fort Worth, Texas	100	351,741	97.8
Daytona Beach, Florida	100	351,721	99.1
Branson, Missouri	100	329,861	98.1
Southaven, Mississippi (2) (3)	50	324,801	100.0
Locust Grove, Georgia	100	321,082	98.0
Gonzales, Louisiana	100	321,066	94.1
Mebane, North Carolina	100	318,886	100.0
Howell, Michigan	100	314,438	78.3
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	78.7
Tilton, New Hampshire	100	250,558	86.1
Hershey, Pennsylvania	100	249,696	96.2
Hilton Head II, South Carolina	100	206,564	100.0
Hilton Head I, South Carolina	100	181,687	99.4
Blowing Rock, North Carolina	100	104,009	89.8
Totals		11,453,341	94.1
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,698	98.9
Ottawa, Ontario	50	357,209	95.4
Columbus, Ohio (1)	50	355,245	95.8
Texas City, Texas (Galveston/Houston) (1)	50	352,705	96.1
National Harbor, Maryland (1)	50	341,156	99.3
Cookstown, Ontario	50	307,883	90.3
Total		2,112,896	96.1
(1)Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

In the fourth quarter of 2021, we revised our rent spread presentation from a commenced basis to an executed basis and we are presenting it for comparable and non-comparable space. Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space). We believe that this presentation provides additional information and improves comparability to other retail REITs. Prior period results have been revised to conform with the current period presentation.

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve month periods ended March 31, 2022 and 2021:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2022	297	1,498	$30.73	1.1%	$4.18	3.57
2021	228	1,170	$23.53	(7.9)%	$3.72	2.47

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2022	353	1,713	$31.15		$11.73	4.02
2021	246	1,230	$23.50		$3.86	2.52
(1)For consolidated properties owned as of the period-end date. Represents leases for new stores or renewals that were executed during the respective trailing 12-month periods and excludes license agreements, seasonal tenants, month-to-month leases and new developments.
(2)Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space).
(3)Represents average initial cash rent (base rent and common area maintenance (“CAM”)).
(4)Represents change in average initial and expiring cash rent (base rent and CAM).
(5)Includes other landlord costs.

COVID-19 Pandemic

The current novel COVID-19 pandemic (“COVID-19”) has had, and will continue to have, repercussions across local, national and global economies and financial markets. Our financial results for 2020 were significantly adversely impacted by COVID-19, however, during 2021 and 2022, our business and financial results improved, and metrics such as average overall occupancy rates, traffic to our centers, sales reported by our tenants, and collections of rental revenues returned to near, at, or in some cases above, pre-pandemic levels. Nevertheless, the full extent of the adverse impact on, among other things, our results of operations and liquidity (including our ability to access capital markets), is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows have been and may continue to be in the future materially affected.

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. As of December 31, 2020, approximately $10.3 million in deferred rents was outstanding in the consolidated portfolio. We collected approximately 99% of the 2020 deferred rents by the end of 2021.

The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

NET INCOME
Net income increased $17.1 million in the 2022 period to $21.5 million as compared to net income of $4.3 million for the 2021 period. Significant items impacting the comparability for the two periods include the following:

•the current period includes a higher occupancy rate, higher variable revenues, and an increase in lease termination fees,
•the 2021 period included a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income associated with the sale of our RioCan joint venture outlet center in Saint-Sauveur,
•the 2021 period included $2.4 million of compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance, and
•we sold one operating property in the first quarter of last year, as discussed below.

In the tables below, information set forth for properties disposed includes the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $7.1 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2022	2021	Increase/(Decrease)
Rental revenues from existing properties	$103,490	$97,073	$6,417
Rental revenues from properties disposed	(56)	459	(515)
Straight-line rent adjustments	(1,337)	(1,043)	(294)
Lease termination fees	2,595	673	1,922
Amortization of above and below market rent adjustments, net	(83)	305	(388)
	$104,609	$97,467	$7,142

Rental revenues increased primarily due to an increase in occupancy rate for the consolidated portfolio to 94.1% as of March 31, 2022 compared to 91.7% as of March 31, 2021, and increased variable rents, which are derived from tenant sales, which were higher in the 2022 period. Additionally, rental revenues were also impacted by the reversal of revenue reserves in the 2022 period of approximately $3.0 million, compared to $1.6 million in the same period of the prior year.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $155,000 in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2022	2021	Increase/(Decrease)
Management and marketing	$536	$509	$27
Leasing and other fees	35	56	(21)
Expense reimbursements from unconsolidated joint ventures	956	807	149
Total Fees	$1,527	$1,372	$155

OTHER REVENUES
Other revenues increased $877,000 in the 2022 period as compared to the 2021 period. The following table sets forth the changes in other revenues (in thousands):

	2022	2021	Increase/(Decrease)
Other revenues from existing properties	$2,732	$1,842	$890
Other revenues from property disposed	—	13	(13)
	$2,732	$1,855	$877

Other revenues from existing properties increased in the 2022 period due to an increase in other revenue streams, such as paid media, sponsorships and on-site signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.4 million in the 2022 period as compared to the 2021 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2022	2021	Increase/(Decrease)
Property operating expenses from existing properties	$35,134	$33,944	$1,190
Property operating expenses from property disposed	—	571	(571)
Expenses related to unconsolidated joint ventures	957	808	149
Other property operating expense	667	(12)	679
	$36,758	$35,311	$1,447

Property operating expenses at existing properties increased in the 2022 period compared to the 2021 period, primarily due to the timing of certain advertising and promotional costs, and higher CAM and insurance costs. These items were partially offset by lower real estate taxes.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.3 million in the 2022 period compared to the 2021 period. The 2021 period includes $2.4 million of compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021 and other executive severance. This decrease was partially offset by the hiring of certain executives and other key employees throughout 2021 to drive operational and growth initiatives.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.9 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2021 period to the 2022 period (in thousands):

	2022	2021	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$26,243	$28,112	$(1,869)
Depreciation and amortization from property disposed	—	38	(38)
	$26,243	$28,150	$(1,907)

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $2.7 million in the 2022 period compared to the 2021 period for the following reasons:

•During August and September 2021, we completed a public offering of $400.0 million 2.750% of senior notes and completed the early redemption of $250.0 million of 3.875% senior notes and $250.0 million of 3.75% senior notes.

•During 2021, we paid down approximately $50.0 million of borrowings under our unsecured term loan.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $3.7 million in the 2022 period compared to the 2021 period. In March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $744,000 in the 2022 period compared to the 2021 period. In the table below, information set forth for properties disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2022	2021	Increase/(Decrease)
Equity in earnings from existing properties	$2,513	$1,513	$1,000
Equity in earnings from property disposed	—	256	(256)
	$2,513	$1,769	$744

The increase in equity in earnings from existing properties is primarily due to increase in variable rental revenues at our joint ventures and a refund received from a property tax appeal at one of the centers.

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

Through its status as the sole general partner of the Operating Partnership, the Company has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control. The Company causes the Operating Partnership to distribute all, or such portion as the Company may in its discretion determine, of its available cash in the manner provided in the Operating Partnership’s partnership agreement. The Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership.

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

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and cash on hand, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make any minimum dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company which will, in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In February 2021, we established an at-the-market share offering program (“ATM Offering”) under our shelf registration statement on Form S-3. We may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. The Operating Partnership currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

The following table sets forth information regarding settlements under our ATM Offering program:

	Three months ended March 31,
	2022	2021
Number of common shares settled during the period	—	6,867,078
Average price per share	$—	$19.02
Aggregate gross proceeds (in thousands)	$—	$130,638
Aggregate net proceeds after selling commissions and fees (in thousands)	$—	$128,655

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80 million that expired in May 2021. The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of a repurchase covenant. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three months ended March 31, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of March 31, 2022 was approximately $80.0 million.

In January 2022, the Company's Board of Directors declared a $0.1825 cash dividend per common share payable on February 15, 2022 to each shareholder of record on January 31, 2022, and in its capacity as General Partner of the Operating Partnership, a $0.1825 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In April 2022, the Company's Board of Directors declared a $0.20 cash dividend per common share payable on May 13, 2022 to each shareholder of record on April 29, 2022, and in its capacity as General Partner of the Operating Partnership a $0.20 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$2,439	$131	$2,308
Renovations	—	23	(23)
Second generation tenant allowances	1,252	778	474
Other capital expenditures (2)	1,627	2,634	(1,007)
	5,318	3,566	1,752
Conversion from accrual to cash basis	549	3,791	(3,242)
Additions to rental property-cash basis	$5,867	$7,357	$(1,490)
(1)The increase in new outlet center developments and expansions is primarily due to pre-development costs at our potential site in Nashville, TN and other projects.
(2)The decrease in other capital expenditures in 2022 was primarily due to timing of projects and our decision in 2020 to defer all capital projects except essential and life-safety projects to 2021 due to the impact on cash flows caused by the COVID-19 pandemic.

Potential Future Developments, Acquisitions and Dispositions
As of the date of this filing, we are in the pre-development period for potential new developments, including a site in Nashville, TN. We may also use a joint venture arrangement to develop other potential sites. However, there can be no assurance that these potential future projects will ultimately be developed.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop outlet centers. As of March 31, 2022 we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our commitments during the three months ended March 31, 2022 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of March 31, 2022.

Future Debt Obligations
As described further in Note 6 of the notes to the consolidated financial statements, as of March 31, 2022, scheduled maturities of our existing long-term debt for the remainder of 2022, 2023, 2024, 2025 and 2026 are $3.4 million, $44.9 million, $305.1 million, $1.5 million and $355.7 million, respectively. As of March 31, 2022, scheduled maturities after 2026 aggregate to $700.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2022, these interest obligations total approximately $239.0 million and range from approximately $30.2 million to $40.8 million on an annual basis over the next five years. If prevailing interest rates result in higher interest rates, then future interest payments related to our variable debt outstanding would increase.

Cash Flows

The following table sets forth our changes in cash flows from March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$18,688	$31,201	$(12,513)
Net cash provided by (used in) investing activities	(3,340)	2,717	(6,057)
Net cash provided by (used in) financing activities	(23,914)	82,956	(106,870)
Effect of foreign currency rate changes on cash and equivalents	(8)	(60)	52
Net increase (decrease) in cash and cash equivalents	$(8,574)	$116,814	$(125,388)

Operating Activities
In 2022, our net cash provided by operating activities decreased year over year due to changes in accounts payable and accrued expenses. The decrease was partially offset by an increase in rental revenues primarily due an increase in occupancy rates, variable rental revenues and reversals of revenue reserves.

Investing Activities
The decrease in net cash provided by (used in) investing activities was primarily due to the net proceeds of approximately $8.1 received in 2021 from the sale of our Jeffersonville outlet center, lower distributions in excess of cumulative earnings from unconsolidated joint ventures and lower other investing activities. In addition, we made a $7.0 million contribution to the Galveston/Houston joint venture in 2021 to reduce the principal balance of the mortgage loan. No property sales or contributions to joint ventures occurred in 2022.

Financing Activities
Net cash used provided by (used in) financing activities decreased during the first three months of 2022 primarily due to proceeds received from our common share offering of $128.7 million in March 2021. Additionally, in March 2021, we paid down a portion of our unsecured term loan with cash on hand. For the three months ended March 31, 2022, there was an increase in dividends paid and an increase in deferred financing costs.

Financing Arrangements

As of March 31, 2022, unsecured borrowings represented 96% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

As of March 31, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of March 31, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

As of March 31, 2022, the Company’s total liquidity was approximately $672.8 million, including cash and cash equivalents on the Company’s balance sheet and the full undrawn capacity under its $520 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next 12 months.

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

Equity Offerings under the ATM Offering Program
In February 2021, the Company implemented the ATM Offering program whereby it may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2021, under this program, the Company sold 10.0 million shares at a weighted average price of $18.97 per share, generating net proceeds of $187.1 million and leaving a remaining authorization of $60.1 million. The proceeds were contributed to the Operating Partnership and then used primarily to reduce indebtedness as described in the sections immediately below. There were no shares sold under the ATM program for the three months ended March 31, 2022.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at March 31, 2022 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, including those associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of March 31, 2022, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	41%
Total secured debt to adjusted total assets	< 40%	2%
Total unencumbered assets to unsecured debt	> 150%	232%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.5

In addition, key financial covenants for our lines of credit and term loan, include the following as of March 31, 2022:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	39%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.4
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	35%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.3

Depending on the future economic impact of COVID-19, other covenants related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2022 (dollars in millions):

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2022, other than discussed below.

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

Recent Accounting Pronouncements

See Note 18 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

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

Core FFO

If applicable, we present Core Funds From Operations (“Core FFO”) as a supplemental measure of our performance. We define Core FFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below, if applicable. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Core FFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Core FFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2022	2021
Net income	$21,462	$4,342
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	25,661	27,554
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,754	2,996
Loss on sale of joint venture property, including foreign currency effect (1)	—	3,704
FFO	49,877	38,596
Allocation of earnings to participating securities	(434)	(392)
FFO available to common shareholders (2)	$49,443	$38,204
As further adjusted for:
Compensation related to voluntary retirement plan and other executive severance(3)	—	2,418
Impact of above adjustment to the allocation of earnings to participating securities	—	(22)
Core FFO available to common shareholders (2)	$49,443	$40,600
FFO available to common shareholders per share - diluted (2)	$0.45	$0.38
Core FFO available to common shareholders per share - diluted (2)	$0.45	$0.40

Weighted Average Shares:
Basic weighted average common shares	103,520	94,812
Effect of notional units	802	288
Effect of outstanding options and restricted common shares	736	717
Diluted weighted average common shares (for earnings per share computations)	105,058	95,817
Exchangeable operating partnership units	4,762	4,794
Diluted weighted average common shares (for FFO per share computations) (2)	109,820	100,611
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
(3)Includes compensation costs related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021.

Portfolio Net Operating Income and Same Center Net Operating Income

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2022	2021
Net income	$21,462	$4,342
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,513)	(1,769)
Interest expense	11,634	14,362
Other (income) expense	(183)	3,505
Depreciation and amortization	26,243	28,150
Other non-property (income) expense	172	(400)
Corporate general and administrative expenses	15,486	16,770
Non-cash adjustments (1)	1,520	844
Lease termination fees	(2,596)	(673)
Portfolio NOI - Consolidated	71,225	65,131
Non-same center NOI - Consolidated	63	(83)
Same Center NOI - Consolidated (2)	$71,288	$65,048

Portfolio NOI - Consolidated	$71,225	$65,131
Pro rata share of unconsolidated joint ventures	6,904	6,419
Portfolio NOI - total portfolio at pro rata share	78,129	71,550
Non-same center NOI - total portfolio at pro rata share	63	(423)
Same Center NOI - total portfolio at pro rata share (2)	$78,192	$71,127
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Sold outlet centers excluded from Same Center NOI:

Outlet centers sold:
Jeffersonville	January 2021	Consolidated
Saint-Sauveur, Quebec	March 2021	Unconsolidated JV

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2022	2021
Net income	$21,462	$4,342
Adjusted to exclude:
Interest expense	11,634	14,362
Depreciation and amortization	26,243	28,150
Loss on sale of joint venture property, including foreign currency effect (1)	—	3,704
Compensation related to voluntary retirement plan and other executive severance (2)	—	2,418
Adjusted EBITDA	$59,339	$52,976

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended
	March 31,
	2022	2021
Net income	$21,462	$4,342
Adjusted to exclude:
Interest expense	11,634	14,362
Depreciation and amortization	26,243	28,150
Loss on sale of joint venture property, including foreign currency effect (1)	—	3,704
Pro-rata share of interest expense - unconsolidated joint ventures	1,458	1,472
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,754	2,996
EBITDAre	$63,551	$55,026
Compensation related to voluntary retirement plan and other executive officer severance (2)	—	2,418
Adjusted EBITDAre	$63,551	$57,444
(1)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)Includes compensation costs related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021.

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the COVID-19 pandemic. along with rising inflation, supply chain and labor issues, on all aspects of our business and geographies, including how it will impact our tenants and business partners. For further discussion of COVID-19, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Pandemic.”
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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2022, approximately 2.1 million square feet, or 17% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of April 30, 2022, we had lease renewals executed or in process for 52.4% of the space scheduled to expire during 2022 compared to 53.6% of the space scheduled to expire during 2021 that was executed or in process as of April 30, 2021.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. We are encouraged by the recent improvement in traffic and sales trends, which in many cases are exceeding 2019 levels. Our sales per square foot for the rolling twelve months ended March 31, 2022 was near historical high levels. However, many retailers across the country are currently facing, or expect to face, potential impact of rising inflation, logistics and staffing issues. While we believe many of these retailers are proactively navigating this situation, the ultimate impact of inflation, labor and supply chain issues is unknown.

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

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could negatively impacted in 2022. As a result of COVID-19, inflation, rising interest rates, and other current or future economic conditions, occupancy could be negatively impacted in 2022. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 94.3% and 92.0% as of March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, 3% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $401,000 in interest expense on an annual basis. The phase-out of LIBOR may result in additional interest rate risk and we have not yet determined an alternative benchmark rate.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. If decreases to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2022	December 31, 2021
Fair value of debt	$1,353,118	$1,445,337
Recorded value of debt	$1,396,537	$1,397,076

A 100 basis point increase from prevailing interest rates at March 31, 2022 and December 31, 2021 would result in a decrease in fair value of total consolidated debt of approximately $55.8 million and $66.0 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Chief Financial Officer, James F. Williams (Principal Financial Officer) of Tanger Factory Outlet Centers, Inc., sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2022, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three months ended March 31, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of March 31, 2022 was approximately $80.0 million.

For certain restricted common shares that vested during the three months ended March 31, 2022, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 130,000 for the three months ended March 31, 2022. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

22.1*	List of Subsidiary Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-K dated February 22,2022).
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 9, 2022

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