Form 10-Q
period 2022-06-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-08-08
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 1, 2022, there were 104,371,479 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2022 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2022, the Company and its wholly owned subsidiaries owned 104,394,792 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

•Shareholders’ Equity and Partners’ Equity;

•Earnings Per Share and Earnings Per Unit;

•Accumulated Other Comprehensive Income of the Company and the Operating Partnership; and

•Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the Principal Executive Officer and the Principal Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2022	December 31, 2021
Assets
Rental property:
Land	$277,041	$268,269
Buildings, improvements and fixtures	2,537,507	2,532,489
Construction in progress	13,346	—
	2,827,894	2,800,758
Accumulated depreciation	(1,189,576)	(1,145,388)
Total rental property, net	1,638,318	1,655,370
Cash and cash equivalents	194,190	161,255
Investments in unconsolidated joint ventures	80,041	82,647
Deferred lease costs and other intangibles, net	67,482	73,720
Operating lease right-of-use assets	79,228	79,807
Prepaids and other assets	95,986	104,585
Total assets	$2,155,245	$2,157,384
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,037,086	$1,036,181
Unsecured term loan, net	298,783	298,421
Mortgages payable, net	60,146	62,474
Unsecured lines of credit	—	—
Total debt	1,396,015	1,397,076
Accounts payable and accrued expenses	76,512	92,995
Operating lease liabilities	88,330	88,874
Other liabilities	81,813	78,650
Total liabilities	1,642,670	1,657,595
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 104,394,792 and 104,084,734 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,044	1,041
Paid in capital	981,833	978,054
Accumulated distributions in excess of net income	(483,241)	(483,409)
Accumulated other comprehensive loss	(9,420)	(17,761)
Equity attributable to Tanger Factory Outlet Centers, Inc.	490,216	477,925
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	22,359	21,864
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	512,575	499,789
Total liabilities and equity	$2,155,245	$2,157,384

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$101,409	$96,824	$206,018	$194,291
Management, leasing and other services	1,436	1,359	2,963	2,731
Other revenues	2,993	3,090	5,725	4,945
Total revenues	105,838	101,273	214,706	201,967
Expenses:
Property operating	32,697	31,250	69,455	66,561
General and administrative	19,329	15,700	34,796	32,493
Depreciation and amortization	26,220	27,732	52,463	55,882
Total expenses	78,246	74,682	156,714	154,936
Other income (expense):
Interest expense	(11,576)	(13,338)	(23,210)	(27,700)
Loss on early extinguishment of debt	—	(14,039)	—	(14,039)
Other income (expense)	2,576	654	2,759	(2,851)
Total other income (expense)	(9,000)	(26,723)	(20,451)	(44,590)
Income (loss) before equity in earnings of unconsolidated joint ventures	18,592	(132)	37,541	2,441
Equity in earnings of unconsolidated joint ventures	2,227	2,728	4,740	4,497
Net income	20,819	2,596	42,281	6,938
Noncontrolling interests in Operating Partnership	(914)	(118)	(1,858)	(327)
Noncontrolling interests in other consolidated partnerships	—	—	—	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$19,905	$2,478	$40,423	$6,611

Basic earnings per common share:
Net income	$0.19	$0.02	$0.39	$0.06
Diluted earnings per common share:
Net income	$0.19	$0.02	$0.38	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$20,819	$2,596	$42,281	$6,938
Other comprehensive income:
Foreign currency translation adjustments	(2,441)	1,365	(1,215)	6,004
Change in fair value of cash flow hedges	2,265	237	9,939	2,235
Other comprehensive income (loss)	(176)	1,602	8,724	8,239
Comprehensive income	20,643	4,198	51,005	15,177
Comprehensive (income) attributable to noncontrolling interests	(906)	(195)	(2,241)	(724)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$19,737	$4,003	$48,764	$14,453
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2022	$1,044	$978,734	$(482,206)	$(9,252)	$488,320	$22,257	$—	$510,577
Net income	—	—	19,905	—	19,905	914	—	20,819
Other comprehensive loss	—	—	—	(168)	(168)	(8)	—	(176)
Compensation under Incentive Award Plan	—	4,299	—	—	4,299	—	—	4,299
Issuance of 800 common shares upon exercise of options	—	5	—	—	5	—	—	5
Forfeiture of 13,062 restricted common share awards	—	—	—	—	—	—	—	—
Withholding of 62,007 common shares for employee income taxes	—	(1,057)	—	—	(1,057)	—	—	(1,057)
Adjustment for noncontrolling interests in Operating Partnership	—	(148)	—	—	(148)	148	—	—
Common dividends ($0.20 per share)	—	—	(20,940)	—	(20,940)	—	—	(20,940)
Distributions to noncontrolling interests	—	—	—	—	—	(952)	—	(952)
Balance, June 30, 2022	$1,044	$981,833	$(483,241)	$(9,420)	$490,216	$22,359	$—	$512,575

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	40,423	—	40,423	1,858	—	42,281
Other comprehensive income	—	—	—	8,341	8,341	383	—	8,724
Compensation under Incentive Award Plan	—	7,045	—	—	7,045	—	—	7,045
Issuance of 2,700 common shares upon exercise of options	—	15	—	—	15	—	—	15
Grant of 499,336 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 191,978 common shares for employee income taxes	(1)	(3,202)	—	—	(3,203)	—	—	(3,203)
Adjustment for noncontrolling interests in Operating Partnership	—	(75)	—	—	(75)	75	—	—
Common dividends ($0.3825 per share)	—	—	(40,255)	—	(40,255)	—	—	(40,255)
Distributions to noncontrolling interests	—	—	—	—	—	(1,821)	—	(1,821)
Balance, June 30, 2022	$1,044	$981,833	$(483,241)	$(9,420)	$490,216	$22,359	$—	$512,575
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$42,281	$6,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,463	55,882
Amortization of deferred financing costs	1,541	2,320
Loss on early extinguishment of debt	—	14,039
Equity in earnings of unconsolidated joint ventures	(4,740)	(4,497)
Equity-based compensation expense	6,959	6,608
Amortization of debt (premiums) and discounts, net	241	210
Amortization (accretion) of market rent rate adjustments, net	314	25
Straight-line rent adjustments	1,035	1,521
Distributions of cumulative earnings from unconsolidated joint ventures	4,775	4,774
Other non-cash	(2,418)	3,638
Changes in other assets and liabilities:
Other assets	7,072	12,619
Accounts payable and accrued expenses	(20,448)	(12,472)
Net cash provided by operating activities	89,075	91,605
INVESTING ACTIVITIES
Additions to rental property	(25,717)	(11,836)
Additions to investments in unconsolidated joint ventures	—	(7,000)
Net proceeds from sale of real estate assets	—	8,129
Net proceeds on sale of non-real estate assets	14,610	—
Additions to non-real estate assets	(4,176)	(781)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,536	13,364
Additions to deferred lease costs	(1,076)	(4,562)
Other investing activities	1,728	6,695
Net cash provided by (used in) investing activities	(8,095)	4,009
FINANCING ACTIVITIES
Cash dividends paid	(40,255)	(34,875)
Distributions to noncontrolling interests in Operating Partnership	(1,821)	(1,702)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(2,180)	(201,861)
Payment of make-whole premium related to early extinguishment of debt	—	(12,954)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(3,203)	(1,637)
Additions to deferred financing costs	—	(123)
Proceeds from exercise of options	15	89
Proceeds from common share offering	—	180,876
Payment for other financing activities	(574)	(574)
Net cash provided by (used in) financing activities	(48,018)	(72,761)
Effect of foreign currency rate changes on cash and cash equivalents	(27)	(73)
Net increase (decrease) in cash and cash equivalents	32,935	22,780
Cash and cash equivalents, beginning of period	161,255	84,832
Cash and cash equivalents, end of period	$194,190	$107,612
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2022	December 31, 2021
Assets
Rental property:
Land	$277,041	$268,269
Buildings, improvements and fixtures	2,537,507	2,532,489
Construction in progress	13,346	—
	2,827,894	2,800,758
Accumulated depreciation	(1,189,576)	(1,145,388)
Total rental property, net	1,638,318	1,655,370
Cash and cash equivalents	194,208	161,152
Investments in unconsolidated joint ventures	80,041	82,647
Deferred lease costs and other intangibles, net	67,482	73,720
Operating lease right-of-use assets	79,228	79,807
Prepaids and other assets	95,641	104,362
Total assets	$2,154,918	$2,157,058
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,037,086	$1,036,181
Unsecured term loan, net	298,783	298,421
Mortgages payable, net	60,146	62,474
Unsecured lines of credit	—	—
Total debt	1,396,015	1,397,076
Accounts payable and accrued expenses	76,185	92,669
Operating lease liabilities	88,330	88,874
Other liabilities	81,813	78,650
Total liabilities	1,642,343	1,657,269
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at June 30, 2022 and 1,100,000 units at December 31, 2021, respectively	4,543	4,539
Limited partners, 4,761,559 and 4,761,559 Class A common units, and 103,294,792 and 102,984,734 Class B common units outstanding at June 30, 2022 and December 31, 2021, respectively	518,081	514,023
Accumulated other comprehensive loss	(10,049)	(18,773)
Total partners’ equity	512,575	499,789
Noncontrolling interests in consolidated partnerships	—	—
Total equity	512,575	499,789
Total liabilities and equity	$2,154,918	$2,157,058
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$101,409	$96,824	$206,018	$194,291
Management, leasing and other services	1,436	1,359	2,963	2,731
Other revenues	2,993	3,090	5,725	4,945
Total revenues	105,838	101,273	214,706	201,967
Expenses:
Property operating	32,697	31,250	69,455	66,561
General and administrative	19,329	15,700	34,796	32,493
Depreciation and amortization	26,220	27,732	52,463	55,882
Total expenses	78,246	74,682	156,714	154,936
Other income (expense):
Interest expense	(11,576)	(13,338)	(23,210)	(27,700)
Loss on early extinguishment of debt	—	(14,039)	—	(14,039)
Other income (expense)	2,576	654	2,759	(2,851)
Total other income (expense)	(9,000)	(26,723)	(20,451)	(44,590)
Income (loss) before equity in earnings of unconsolidated joint ventures	18,592	(132)	37,541	2,441
Equity in earnings of unconsolidated joint ventures	2,227	2,728	4,740	4,497
Net income	20,819	2,596	42,281	6,938
Noncontrolling interests in consolidated partnerships	—	—	—	—
Net income available to partners	20,819	2,596	42,281	6,938
Net income available to limited partners	24,706	2,569	41,856	6,864
Net income available to general partner	$(3,887)	$27	$425	$74

Basic earnings per common unit:
Net income	$0.19	$0.02	$0.39	$0.06
Diluted earnings per common unit:
Net income	$0.19	$0.02	$0.38	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$20,819	$2,596	$42,281	$6,938
Other comprehensive income:
Foreign currency translation adjustments	(2,441)	1,365	(1,215)	6,004
Changes in fair value of cash flow hedges	2,265	237	9,939	2,235
Other comprehensive income (loss)	(176)	1,602	8,724	8,239
Comprehensive income	20,643	4,198	51,005	15,177
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	—	—	—	—
Comprehensive income attributable to the Operating Partnership	$20,643	$4,198	$51,005	$15,177
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2021	$5,077	$499,339	$(21,402)	$483,014	$—	$483,014
Net income	27	2,569	—	2,596	—	2,596
Other comprehensive income	—	—	1,602	1,602	—	1,602
Compensation under Incentive Award Plan	—	2,765	—	2,765	—	2,765
Issuance of 15,500 common units upon exercise of options	—	89	—	89	—	89
Issuance of 2,810,503 common units	—	52,221	—	52,221	—	52,221
Common distributions ($0.1775 per unit)	(195)	(18,607)	—	(18,802)	—	(18,802)
Balance, June 30, 2021	$4,909	$538,376	$(19,800)	$523,485	$—	$523,485

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	74	6,864	—	6,938	—	6,938
Other comprehensive income	—	—	8,239	8,239	—	8,239
Compensation under Incentive Award Plan	—	6,674	—	6,674	—	6,674
Issuance of 15,500 common units upon exercise of options	—	89	—	89	—	89
Grant of 469,675 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 9,677,581 common units	1,874	179,002	—	180,876	—	180,876
Withholding of 111,977 common units for employee income taxes	—	(1,637)	—	(1,637)	—	(1,637)
Common distributions ($0.3550 per unit)	(373)	(36,204)	—	(36,577)	—	(36,577)
Balance, June 30, 2021	$4,909	$538,376	$(19,800)	$523,485	$—	$523,485

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2022	$8,650	$511,800	$(9,873)	$510,577	$—	$510,577
Net loss	(3,887)	24,706	—	20,819	—	20,819
Other comprehensive loss	—	—	(176)	(176)	—	(176)
Compensation under Incentive Award Plan	—	4,299	—	4,299	—	4,299
Grant of 800 restricted common share awards by the Company	—	5	—	5	—	5
Forfeiture of 13,062 common units	—	—	—	—	—	—
Withholding of 62,007 common units for employee income taxes	—	(1,057)	—	(1,057)	—	(1,057)
Common distributions ($0.20 per unit)	(220)	(21,672)	—	(21,892)	—	(21,892)
Balance, June 30, 2022	$4,543	$518,081	$(10,049)	$512,575	$—	$512,575

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	425	41,856	—	42,281	—	42,281
Other comprehensive income	—	—	8,724	8,724	—	8,724
Compensation under Incentive Award Plan	—	7,045	—	7,045	—	7,045
Issuance of 2,700 common units upon exercise of options	—	15	—	15	—	15
Withholding of 191,978 common units for employee income taxes	—	(3,203)	—	(3,203)	—	(3,203)
Grant of 499,336 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.3825 per unit)	(421)	(41,655)	—	(42,076)	—	(42,076)
Balance, June 30, 2022	$4,543	$518,081	$(10,049)	$512,575	$—	$512,575
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$42,281	$6,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,463	55,882
Amortization of deferred financing costs	1,541	2,320
Loss on early extinguishment of debt	—	14,039
Equity in earnings of unconsolidated joint ventures	(4,740)	(4,497)
Equity-based compensation expense	6,959	6,608
Amortization of debt (premiums) and discounts, net	241	210
Amortization (accretion) of market rent rate adjustments, net	314	25
Straight-line rent adjustments	1,035	1,521
Distributions of cumulative earnings from unconsolidated joint ventures	4,775	4,774
Other non-cash	(2,418)	3,638
Changes in other assets and liabilities:
Other assets	7,194	12,454
Accounts payable and accrued expenses	(20,449)	(12,633)
Net cash provided by operating activities	89,196	91,279
INVESTING ACTIVITIES
Additions to rental property	(25,717)	(11,836)
Additions to investments in unconsolidated joint ventures	—	(7,000)
Net proceeds from sale of real estate assets	—	8,129
Net proceeds on sale of non-real estate assets	14,610	—
Additions to non-real estate assets	(4,176)	(781)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,536	13,364
Additions to deferred lease costs	(1,076)	(4,562)
Other investing activities	1,728	6,695
Net cash provided by (used in) investing activities	(8,095)	4,009
FINANCING ACTIVITIES
Cash distributions paid	(42,076)	(36,577)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(2,180)	(201,861)
Payment of make-whole premium related to early extinguishment of debt	—	(12,954)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(3,203)	(1,637)
Additions to deferred financing costs	—	(123)
Proceeds from exercise of options	15	89
Proceeds from the Company’s common share offering	—	180,876
Payment for other financing activities	(574)	(574)
Net cash provided by (used in) financing activities	(48,018)	(72,761)
Effect of foreign currency on cash and cash equivalents	(27)	(73)
Net increase (decrease) in cash and cash equivalents	33,056	22,454
Cash and cash equivalents, beginning of period	161,152	84,750
Cash and cash equivalents, end of period	$194,208	$107,204
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2022, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2022, the Company and its wholly-owned subsidiaries owned 104,394,792 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

“Noncontrolling interests in the Operating Partnership” reflects the Non-Company LPs’ percentage ownership of the Operating Partnership’s units. “Noncontrolling interests in other consolidated partnerships” consist of outside equity interests in partnerships or joint ventures not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $51.9 million as of June 30, 2022.

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

If economic and market conditions deteriorate beyond our current expectations, as a result of the ongoing COVID-19 pandemic (“COVID-19”) or other macroeconomic factors, or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Disposition of Properties

The following table sets forth certain summarized information regarding properties sold during the six months ended June 30, 2022 and June 30, 2021:

Property (1)	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
2021 Disposition:
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	$—
(1) The rental properties sold did not meet the criteria to be reported as discontinued operations.

4. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of June 30, 2022:

Project	Approximate Square Feet (in 000’s)	Costs Incurred to Date (in millions)	Projected Opening
New Development:
Nashville	290	$18.3	Fall 2023

During the second quarter of 2022, we purchased land in the Nashville, Tennessee area for approximately $8.8 million and began construction on the development of our wholly-owned outlet center.

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2022
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	$80.0	—
				$80.0
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(1.2)	$70.9
Charlotte(2)	Charlotte, NC	50.0%	399	(17.7)	99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(12.3)	94.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.0)	64.4
				$(46.2)

As of December 31, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$0.2	$70.9
RioCan Canada	Various	50.0%	665	82.4	—
				$82.6
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(16.2)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.2)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.0)	64.4
				$(41.4)
(1)Net of debt origination costs of $1.0 million as of June 30, 2022 and $1.0 million as of December 31, 2021.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Fee:
Management and marketing	$552	$537	$1,088	$1,045
Leasing and other fees	—	103	35	159
Expense reimbursements from unconsolidated joint ventures	884	719	1,840	1,527
Total Fees	$1,436	$1,359	$2,963	$2,731

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.3 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively) are amortized over the various useful lives of the related assets.

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

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2022	December 31, 2021
Assets
Land	$83,641	$83,568
Buildings, improvements and fixtures	465,644	467,918
Construction in progress	231	744
	549,516	552,230
Accumulated depreciation	(175,431)	(166,096)
Total rental property, net	374,085	386,134
Cash and cash equivalents	14,856	19,030
Deferred lease costs and other intangibles, net	3,190	3,517
Prepaids and other assets	10,432	13,109
Total assets	$402,563	$421,790
Liabilities and Owners’ Equity
Mortgages payable, net	$329,535	$329,460
Accounts payable and other liabilities	13,128	15,231
Total liabilities	342,663	344,691
Owners’ equity	59,900	77,099
Total liabilities and owners’ equity	$402,563	$421,790

	Three months ended		Six months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$21,666	$22,601	$43,507	$43,594
Expenses:
Property operating	8,435	8,448	16,738	16,862
General and administrative	40	58	133	86
Depreciation and amortization	5,540	5,763	11,021	11,664
Total expenses	14,015	14,269	27,892	28,612
Other income (expense):
Interest expense	(3,158)	(2,910)	(6,073)	(5,855)
Gain on sale of assets	—	—	—	503
Other income	3	96	6	154
Total other expense	(3,155)	(2,814)	(6,067)	(5,198)
Net income	$4,496	$5,518	$9,548	$9,784
The Company and Operating Partnership’s share of:
Net income	$2,227	$2,728	$4,740	$4,497
Depreciation and amortization (real estate related)	$2,791	$2,913	$5,545	$5,909

6. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of June 30, 2022. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2022	December 31, 2021
Unsecured lines of credit	$—	$—
Unsecured term loan	$300,000	$300,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					June 30, 2022		December 31, 2021
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$347,611	$350,000	$347,329
Senior notes	3.875%			July 2027	300,000	297,941	300,000	297,742
Senior notes	2.750%			September 2031	400,000	391,534	400,000	391,110

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	19,369	20,034	21,550	22,387
Southaven	LIBOR	+	1.80%	April 2023	40,144	40,112	40,144	40,087
Unsecured term loan	LIBOR	+	1.25%	April 2024	300,000	298,783	300,000	298,421
Unsecured lines of credit	LIBOR	+	1.20%	July 2025	—	—	—	—
					$1,409,513	$1,396,015	$1,411,694	$1,397,076
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $147.5 million at June 30, 2022, serve as collateral for mortgages payable. As of June 30, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of June 30, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 17% of principal. The principal guarantees include terms for release or reduction based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. As of June 30, 2022, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $21.9 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2022, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of June 30, 2022 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2022	$2,260
2023	44,917
2024	305,130
2025	1,501
2026	355,705
Thereafter	700,000
Subtotal	1,409,513
Net discount and debt origination costs	(13,498)
Total	$1,396,015
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

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	June 30, 2022	December 31, 2021
Assets (Liabilities)(1):
Interest rate swaps:
July 1, 2019	February 1, 2024	$25,000	1	month LIBOR	1.75%	$525	$(459)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	5,847	828
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	4,476	1,331
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	1,117	326
Total						$11,965	$2,026
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$2,265	$237	$9,939	$2,235

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2022:
Assets:
Short-term government securities (cash and cash equivalents)	$185,803	$185,803	$—	$—
Interest rate swaps (prepaids and other assets)	11,965	—	11,965	—
Total assets	$197,768	$185,803	$11,965	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2021:
Asset:
Short-term government securities (cash and cash equivalents)	$158,197	$158,197	$—	$—
Interest rate swaps (prepaids and other assets)	$2,485	$—	$2,485	$—
Total assets	$160,682	$158,197	$2,485	$—

Liabilities:
Interest rate swaps (other liabilities)	$459	$—	$459	$—
Total liabilities	$459	$—	$459	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2022	December 31, 2021
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	911,714	1,079,234
Level 3 Significant Unobservable Inputs	360,442	366,103
Total fair value of debt	$1,272,156	$1,445,337

Recorded value of debt	$1,396,015	$1,397,076

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

At-the-Market Offering

Under our at-the-market share offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of June 30, 2022, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Number of common shares settled during the period (1)	—	2,810,503	—	9,677,581
Average price per share (1)	$—	$18.85	$—	$18.97
Aggregate gross proceeds (in thousands)	$—	$52,977	$—	$183,615
Aggregate net proceeds after commissions and fees (in thousands) (1)	$—	$52,221	$—	$180,876
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

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and six months ended June 30, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of June 30, 2022 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and six months ended June 30, 2022 and June 30, 2021:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance March 31, 2021	1,100,000	4,794,643	99,694,577	104,489,220
Options exercised	—	—	15,500	15,500
Issuance of units	—	—	2,810,503	2,810,503
Balance June 30, 2021	1,100,000	4,794,643	102,520,580	107,315,223

Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Options exercised	—	—	15,500	15,500
Grant of restricted common share awards by the Company, net of forfeitures	—	—	469,675	469,675
Issuance of units	100,000	—	9,577,581	9,577,581
Units withheld for employee income taxes	—	—	(111,977)	(111,977)
Balance June 30, 2021	1,100,000	4,794,643	102,520,580	107,315,223

Balance March 31, 2022	1,100,000	4,761,559	103,369,061	108,130,620
Options exercised	—	—	800	800
Forfeitures of restricted common share awards by the Company	—	—	(13,062)	(13,062)
Units withheld for employee income taxes	—	—	(62,007)	(62,007)
Balance June 30, 2022	1,100,000	4,761,559	103,294,792	108,056,351

Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Grant of restricted common share awards by the Company, net of forfeitures	—	—	499,336	499,336
Options exercised	—	—	2,700	2,700
Units withheld for employee income taxes	—	—	(191,978)	(191,978)
Balance June 30, 2022	1,100,000	4,761,559	103,294,792	108,056,351

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$19,905	$2,478	$40,423	$6,611
Less allocation of earnings to participating securities	(222)	(196)	(437)	(403)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$19,683	$2,282	$39,986	$6,208
Denominator:
Basic weighted average common shares	103,630	100,409	103,607	97,504
Effect of notional units	421	818	413	685
Effect of outstanding options	703	771	720	728
Diluted weighted average common shares	104,754	101,998	104,740	98,917
Basic earnings per common share:
Net income	$0.19	$0.02	$0.39	$0.06
Diluted earnings per common share:
Net income	$0.19	$0.02	$0.38	$0.06

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2022, approximately 961,000 notional units were excluded from the computation and for both the three and six months ended June 30, 2021, approximately 140,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and six months ended June 30, 2022, approximately 282,000 options were excluded from the computation and for both the three and six months ended June 30, 2021, approximately 360,000 options were excluded from the computation, as they were anti-dilutive.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to partners of the Operating Partnership	$20,819	$2,596	$42,281	$6,938
Less allocation of earnings to participating securities	(222)	(196)	(437)	(403)
Net income available to common unitholders of the Operating Partnership	$20,597	$2,400	$41,844	$6,535
Denominator:
Basic weighted average common units	108,391	105,204	108,369	102,299
Effect of notional units	421	818	413	685
Effect of outstanding options	703	771	720	728
Diluted weighted average common units	109,515	106,793	109,502	103,712
Basic earnings per common unit:
Net income	$0.19	$0.02	$0.39	$0.06
Diluted earnings per common unit:
Net income	$0.19	$0.02	$0.38	$0.06

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2022, approximately 961,000 notional units were excluded from the computation and for both the three and six months ended June 30, 2021, approximately 140,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and six months ended June 30, 2022, approximately 282,000 options were excluded from the computation and for both the three and six months ended June 30, 2021, approximately 360,000 options were excluded from the computation, as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Restricted common shares (1)	$2,644	$1,539	$4,213	$4,112
Notional unit performance awards (1)	1,529	1,147	2,574	2,296
Options	78	77	172	200
Total equity-based compensation	$4,251	$2,763	$6,959	$6,608
(1)    Each of the three and six months ended June 30, 2022 and three and six months ended June 30, 2021, include the accelerated recognition of compensation cost.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Equity-based compensation expense capitalized	$47	$2	$86	$66

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

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 192,000 and 112,000 for the six months ended June 30, 2022 and 2021, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $3.2 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2022 PSP awards granted during the six months ended June 30, 2022 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2022	$(18,541)	$9,289	$(9,252)	$(1,030)	$409	$(621)
Other comprehensive income (loss) before reclassifications	(2,334)	1,885	(449)	(107)	86	(21)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	281	281	—	13	13
Balance June 30, 2022	$(20,875)	$11,455	$(9,420)	$(1,137)	$508	$(629)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)
Other comprehensive income (loss) before reclassifications	(1,162)	8,941	7,779	(53)	410	357
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	562	562	—	26	26
Balance June 30, 2022	$(20,875)	$11,455	$(9,420)	$(1,137)	$508	$(629)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2021	$(18,984)	$(1,284)	$(20,268)	$(1,057)	$(77)	$(1,134)
Other comprehensive income (loss) before reclassifications	1,299	(86)	1,213	66	(5)	61
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	312	312	—	16	16
Balance June 30, 2021	$(17,685)	$(1,058)	$(18,743)	$(991)	$(66)	$(1,057)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2020	$(23,399)	$(3,186)	$(26,585)	$(1,281)	$(173)	$(1,454)
Other comprehensive income before reclassifications	2,251	1,422	3,673	123	71	194
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,463	706	4,169	167	36	203
Balance June 30, 2021	$(17,685)	$(1,058)	$(18,743)	$(991)	$(66)	$(1,057)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $7.0 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of June 30, 2022.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2022	$(19,571)	$9,698	$(9,873)
Other comprehensive income (loss) before reclassifications	(2,441)	1,971	(470)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	294	294
Balance June 30, 2022	$(22,012)	$11,963	$(10,049)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(20,797)	$2,024	$(18,773)
Other comprehensive income (loss)before reclassifications	(1,215)	9,351	8,136
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	588	588
Balance June 30, 2022	$(22,012)	$11,963	$(10,049)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2021	$(20,041)	$(1,361)	$(21,402)
Other comprehensive income (loss) before reclassifications	1,365	(91)	1,274
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	328	328
Balance June 30, 2021	$(18,676)	$(1,124)	$(19,800)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$(24,680)	$(3,359)	$(28,039)
Other comprehensive income before reclassifications	2,374	1,493	3,867
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,630	742	4,372
Balance June 30, 2021	$(18,676)	$(1,124)	$(19,800)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $7.0 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of June 30, 2022.

17.    Lease Agreements

As of June 30, 2022, we were the lessor to approximately 2,200 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2022 to 2039, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Rental revenues - fixed	$78,682	$71,847	$159,991	$146,766
Rental revenues - variable (1)	22,727	24,977	46,027	47,525
Rental revenues	$101,409	$96,824	$206,018	$194,291
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

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2022	June 30, 2021
Costs relating to construction included in accounts payable and accrued expenses	$15,223	$16,790

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended June 30,
	2022	2021
Interest paid	$21,586	$25,559

19. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. We have not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

20. Subsequent Events

Dividend Declaration
In July 2022, the Company's Board of Directors declared a $0.20 cash dividend per common share payable on August 15, 2022 to each shareholder of record on July 29, 2022, and in its capacity as General Partner of the Operating Partnership, a $0.20 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2022 with the three and six months ended June 30, 2021. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of the novel coronavirus (“COVID-19”) pandemic, rising inflation, supply chain and labor issues, and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: risks related to the economic performance and market value of our outlet centers, including changes in the national, regional and local economic climate, inflation and rising interest rates; our inability to develop new outlet centers or expand existing outlet centers successfully; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; risks related to the COVID-19 pandemic; risks associated with supply chain disruptions and labor shortages; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; investor and regulatory focus on environmental, sustainability and social initiatives; risks related to uninsured losses; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the phasing out of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of June 30, 2022, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2021 to June 30, 2022 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2021		11,873	31	2,212	7
Dispositions:
Jeffersonville	First Quarter	(412)	(1)	—	—
Saint-Saveur	First Quarter	—	—	(99)	(1)
Other		(8)	—	—	—
As of December 31, 2021		11,453	30	2,113	6
Other		1	—	—	—
As of June 30, 2022		11,454	30	2,113	6

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2022. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	95.6
Riverhead, New York (1)	100	729,281	91.8
Foley, Alabama	100	554,649	92.3
Rehoboth Beach, Delaware (1)	100	549,890	94.1
Atlantic City, New Jersey (1) (3)	100	487,718	78.6
San Marcos, Texas	100	471,816	96.1
Sevierville, Tennessee (1)	100	447,810	100.0
Savannah, Georgia	100	429,089	99.5
Myrtle Beach Hwy 501, South Carolina	100	426,523	95.8
Glendale, Arizona (Westgate)	100	410,753	99.1
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100.0
Charleston, South Carolina	100	386,328	100.0
Lancaster, Pennsylvania	100	375,883	100.0
Pittsburgh, Pennsylvania	100	373,863	95.9
Commerce, Georgia	100	371,408	99.5
Grand Rapids, Michigan	100	357,133	88.7
Fort Worth, Texas	100	351,741	95.0
Daytona Beach, Florida	100	351,721	99.4
Branson, Missouri	100	329,861	98.5
Southaven, Mississippi (2) (3)	50	324,801	98.8
Locust Grove, Georgia	100	321,082	99.3
Gonzales, Louisiana	100	321,066	95.4
Mebane, North Carolina	100	319,762	96.9
Howell, Michigan	100	314,438	78.6
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	79.5
Tilton, New Hampshire	100	250,558	88.4
Hershey, Pennsylvania	100	249,696	97.6
Hilton Head II, South Carolina	100	206,564	97.1
Hilton Head I, South Carolina	100	181,687	99.4
Blowing Rock, North Carolina	100	104,009	100.0
Totals		11,454,217	94.8
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,698	98.9
Ottawa, Ontario	50	357,209	95.4
Columbus, Ohio (1)	50	355,245	96.0
Texas City, Texas (Galveston/Houston) (1)	50	352,705	95.1
National Harbor, Maryland (1)	50	341,156	100.0
Cookstown, Ontario	50	307,883	89.8
Total		2,112,896	96.0
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

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve month periods ended June 30, 2022 and 2021:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2022	267	1,455	$30.62	4.0%	$4.24	3.76
2021	296	1,390	$26.09	(5.7)%	$4.58	2.71

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2022	318	1,653	$31.35		$13.30	4.31
2021	334	1,529	$25.99		$5.72	2.95
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

NET INCOME (LOSS)
Net income increased $18.2 million in the 2022 period to $20.8 million as compared to net income of $2.6 million for the 2021 period. Significant items impacting the comparability for the two periods include the following:

•the current period had a higher average occupancy rate,
•the current period includes $2.4 million of executive severance costs,
•the current period includes a gain of $2.4 million related to the sale of a non-real estate asset,
•the prior year period included a loss on the early extinguishment of debt of $14.0 million, and
•we sold one operating property in the first quarter of 2021, as discussed below.

In the tables below, information set forth for properties disposed includes our Jeffersonville, Ohio outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $4.6 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2022	2021	Increase/(Decrease)
Rental revenues from existing properties	$101,058	$97,405	$3,653
Rental revenues from properties disposed	59	(85)	144
Straight-line rent adjustments	302	(478)	780
Lease termination fees	35	127	(92)
Amortization of above and below market rent adjustments, net	(45)	(145)	100
	$101,409	$96,824	$4,585

Rental revenues increased primarily due to an increase in occupancy rate for the consolidated portfolio to 94.8% as of June 30, 2022 compared to 93.0% as of June 30, 2021.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $77,000 in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2022	2021	Increase/(Decrease)
Management and marketing	$552	$537	$15
Leasing and other fees	—	103	(103)
Expense reimbursements from unconsolidated joint ventures	884	719	165
	$1,436	$1,359	$77

OTHER REVENUES
Other revenues decreased $97,000 in the 2022 period as compared to the 2021 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2022	2021	Increase/(Decrease)
Other revenues from existing properties	$2,993	$3,088	$(95)
Other revenues from properties disposed	—	2	(2)
	$2,993	$3,090	$(97)

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.4 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2022	2021	Increase/(Decrease)
Property operating expenses from existing properties	$31,255	$31,562	$(307)
Properties operating expenses from properties disposed	—	(1,726)	1,726
Expenses related to unconsolidated joint ventures	884	719	165
Other property operating expenses	558	695	(137)
	$32,697	$31,250	$1,447

Property operating expenses increased in the 2022 period primarily because property operating expenses for the 2021 included $1.7 million in net proceeds received from the successful appeal of property taxes for tax years prior to disposition. The 2022 period included no such refunds.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $3.6 million in the 2022 period compared to the 2021 period. The increase was primarily due to $2.4 million of compensation costs related to executive severance that occurred in the 2022 period. In addition, expenses increased on a comparative basis from the hiring of certain executives and other key employees during the second half of 2021 to drive operational and growth initiatives.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.5 million in the 2022 period compared to the 2021 period, primarily due to certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $1.8 million in the 2022 period compared to the 2021 period for the following reasons:

•During August and September 2021, we completed a public offering of $400.0 million 2.750% of senior notes and completed the early redemption of $100.0 million of 3.875% senior notes and $250.0 million of 3.75% senior notes.
•During April 2021, we completed the redemption of $150.0 million of 3.875% senior notes.
•During 2021, we paid down approximately $50.0 million of borrowings under our unsecured term loan.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
In April 2021, we completed a partial redemption of $150.0 million of 3.875% senior notes. As part of completing the redemption, we paid a make-whole premium of $13.0 million and expensed approximately $1.0 million of unamortized debt origination costs and debt discount related to the senior notes.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $1.9 million in the 2022 period, primarily due to the gain on sale of a non-real estate asset for $2.4 million.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $501,000 in the 2022 period compared to the 2021 period. The decrease is primarily due to the 2021 period including the recognition of termination rents at two joint venture centers and the increase in variable interest rates in 2022 that has negatively impacted two of our joint ventures that have variable rate mortgages.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

NET INCOME
Net income increased $35.3 million in the 2022 period to $42.3 million as compared to net income of $6.9 million for the 2021 period. Significant items impacting the comparability for the two periods include the following:

•the current period had a higher average occupancy rate and an increase in lease termination fees,
•the 2021 period included a loss on the early extinguishment of debt of $14.0 million,
•the 2021 period included a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income associated with the sale of our RioCan joint venture outlet center in Saint-Sauveur,
•the current period includes a gain of $2.4 million related to the sale of a non-real estate asset,
•the 2022 period included $2.4 million of executive severance costs and the 2021 period included $2.4 million of compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance, and
•we sold one operating property in the first quarter of 2021, as discussed below.

In the tables below, information set forth for properties disposed includes the Jeffersonville outlet center sold in January 2021.

RENTAL REVENUES
Rental revenues increased $11.7 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2022	2021	Increase/(Decrease)
Rental revenues from existing properties	$204,548	$194,476	$10,072
Rental revenues from properties disposed	2	375	(373)
Straight-line rent adjustments	(1,035)	(1,521)	486
Lease termination fees	2,631	800	1,831
Amortization of above and below market rent adjustments, net	(128)	161	(289)
	$206,018	$194,291	$11,727

Rental revenues increased primarily due to an increase in occupancy rate for the consolidated portfolio to 94.8% as of June 30, 2022 compared to 93.0% as of June 30, 2021. Termination fees were recognized for several tenants in the 2022 period. The 2021 period had fewer tenants with termination fees. Additionally, rental revenues were also impacted by the reversal of revenue reserves in the 2022 period of approximately $3.7 million, compared to $2.4 million in the same period of the prior year.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $232,000 in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2022	2021	Increase/(Decrease)
Management and marketing	$1,088	$1,045	$43
Leasing and other fees	35	159	(124)
Expense reimbursements from unconsolidated joint ventures	1,840	1,527	313
Total Fees	$2,963	$2,731	$232

OTHER REVENUES
Other revenues increased $780,000 in the 2022 period as compared to the 2021 period. The following table sets forth the changes in other revenues (in thousands):

	2022	2021	Increase/(Decrease)
Other revenues from existing properties	$5,725	$4,929	$796
Other revenues from property disposed	—	16	(16)
	$5,725	$4,945	$780

Other revenues from existing properties increased in the 2022 period due to an increase in other revenue streams, such as paid media, sponsorships and on-site signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.9 million in the 2022 period as compared to the 2021 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2022	2021	Increase/(Decrease)
Property operating expenses from existing properties	$66,396	$65,506	$890
Property operating expenses from property disposed	—	(1,155)	1,155
Expenses related to unconsolidated joint ventures	1,840	1,527	313
Other property operating expense	1,219	683	536
	$69,455	$66,561	$2,894

Property operating expenses from existing properties increased in the 2022 period compared to the 2021 period, primarily due to the timing of certain advertising and promotional costs and higher property insurance costs. The 2021 period for properties disposed includes net proceeds received from the successful appeal of property taxes for tax years prior to disposition.The 2022 period included no such refunds.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $2.3 million in the 2022 period compared to the 2021 period. The increase is primarily driven by the hiring of certain executives and other key employees throughout 2021 to drive operational and growth initiatives. The 2022 period included $2.4 million of executive severance costs and the 2021 period included $2.4 million of compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021 and other executive severance. In addition, travel costs have increased compared to 2021 with the decrease in restrictions from COVID-19 and other corporate employee benefit costs have increased as well.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $3.4 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2021 period to the 2022 period (in thousands):

	2022	2021	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$52,463	$55,844	$(3,381)
Depreciation and amortization from property disposed	—	38	(38)
	$52,463	$55,882	$(3,419)

Depreciation and amortization costs decreased at existing properties as certain construction and development related assets, as well as lease related intangibles recorded as part of the acquisition price of acquired properties, which are amortized over shorter lives, became fully depreciated during the reporting periods.

INTEREST EXPENSE
Interest expense decreased $4.5 million in the 2022 period compared to the 2021 period for the following reasons:

•During August and September 2021, we completed a public offering of $400.0 million 2.750% of senior notes and completed the early redemption of $250.0 million of 3.875% senior notes and $250.0 million of 3.75% senior notes.
•During April 2021, we completed the redemption of $150.0 million of 3.875% senior notes.
•During 2021, we paid down approximately $50.0 million of borrowings under our unsecured term loan.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
In April 2021, we completed a partial redemption of $150.0 million of 3.875% senior notes. As part of completing the redemption, we paid a make-whole premium of $13.0 million and expensed approximately $1.0 million of unamortized debt origination costs and debt discount related to the senior notes.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $5.6 million in the 2022 period compared to the 2021 period. The increase was primarily due to a $2.4 million gain on sale of a non-real estate asset and the 2021 period including a $3.6 million foreign currency loss from the sale by the RioCan joint venture of its outlet center in Saint-Sauveur, Quebec in which we had a 50% ownership interest.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $243,000 in the 2022 period compared to the 2021 period. In the table below, information set forth for properties disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2022	2021	Increase/(Decrease)
Equity in earnings from existing properties	$4,740	$4,307	$433
Equity in earnings from property disposed	—	190	(190)
	$4,740	$4,497	$243

The increase in equity in earnings from existing properties is primarily due to strong variable rent performance at certain joint ventures in 2022 partially offset by the 2021 period including the recognition of termination rents at two joint venture centers and the increase in variable interest rates in 2022 that has negatively impacted two of our joint ventures that have variable rate mortgages.

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

We are a well-known seasoned issuer (as defined in the Securities Act) with a shelf registration that expires in February 2024 that allows the Company to register unspecified various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and cash on hand, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make any minimum dividend payments to its shareholders and to finance its continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay its distributions to the Company which will, in turn, adversely affect the Company’s ability to pay cash dividends to its shareholders. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, macroeconomic conditions, including rising interest rates and inflation, and other risks detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In February 2021, we established an at-the-market share offering program (“ATM Offering”) under our shelf registration statement on Form S-3. We may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. The Operating Partnership currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of June 30, 2022, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Number of common shares settled during the period (1)	—	2,810,503	—	9,677,581
Average price per share (1)	$—	$18.85	$—	$18.97
Aggregate gross proceeds (in thousands)	$—	$52,977	$—	$183,615
Aggregate net proceeds after selling commissions and fees (in thousands) (1)	$—	$52,221	$—	$180,876
(1)In July 2021, we had an additional 331,682 shares settle at an average price per share of $18.85 with aggregate net proceeds after commissions and fees of $6.2 million.

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80 million that expired in May 2021. The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of a repurchase covenant. On July 1, 2021, a covenant in the Company’s debt agreements (the “repurchase covenant”) prohibiting share repurchases expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and six months ended June 30, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of June 30, 2022 was approximately $80.0 million.

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

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, macroeconomic conditions, including rising interest rates and inflation, and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$18,596	$174	$18,422
Renovations	—	75	(75)
Second generation tenant allowances	3,160	2,194	966
Other capital expenditures (2)	9,158	6,446	2,712
	30,914	8,889	22,025
Conversion from accrual to cash basis	(5,197)	2,947	(8,144)
Additions to rental property-cash basis	$25,717	$11,836	$13,881
(1)The increase in new outlet center developments and expansions is primarily due to pre-development costs at our site in Nashville, TN and other projects.
(2)The increase in other capital expenditures in 2022 was primarily due to timing of projects and our decision in 2020 to defer all capital projects except essential and life-safety projects to 2021 due to the impact on cash flows caused by the COVID-19 pandemic.

New Development of Consolidated Outlet Centers
During the second quarter of 2022, we purchased land in the Nashville, Tennessee area for approximately $8.8 million and began construction on the development of our wholly-owned outlet center. The center, which will be approximately 290,000 square feet, is expected to be completed in the fall of 2023.

Potential Future Developments, Acquisitions and Dispositions
As of the date of the filing of this report, we are in the pre-development period for other potential new developments. We may also use a joint venture arrangement to develop other potential sites. However, there can be no assurance that these potential future projects will ultimately be developed.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop outlet centers. As of June 30, 2022 we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our commitments during the six months ended June 30, 2022 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of June 30, 2022.

Future Debt Obligations
As described further in Note 7 of the notes to the consolidated financial statements, as of June 30, 2022, scheduled maturities of our existing long-term debt for the remainder of 2022, 2023, 2024, 2025 and 2026 are $2.3 million, $44.9 million, $305.1 million, $1.5 million and $355.7 million, respectively. As of June 30, 2022, scheduled maturities after 2026 aggregate to $700.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2022, these interest obligations total approximately $198.3 million and range from approximately $17.3 million to $40.4 million on an annual basis over the next five years. If prevailing interest rates continue to rise, then future interest payments related to our variable debt outstanding would increase.

Cash Flows

The following table sets forth our changes in cash flows from June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$89,196	$91,279	$(2,083)
Net cash provided by (used in) investing activities	(8,095)	4,009	(12,104)
Net cash used in financing activities	(48,018)	(72,761)	24,743
Effect of foreign currency rate changes on cash and equivalents	(27)	(73)	46
Net increase (decrease) in cash and cash equivalents	$33,056	$22,454	$10,602

Operating Activities
In 2022, our net cash provided by operating activities decreased year over year primarily due to changes in working capital. The decrease was partially offset by an increase in rental revenues primarily due an increase in occupancy rates, variable rental revenues and reversals of revenue reserves.

Investing Activities
The decrease in net cash provided by (used in) investing activities was primarily due to the purchase of land at our new center in Nashville, Tennessee, paired with increased additions to rental properties in the 2022 period. The 2021 period included net proceeds of approximately $8.1 million received in 2021 from the sale of our Jeffersonville outlet center, while the 2022 period included lower distributions in excess of cumulative earnings from unconsolidated joint ventures and lower other investing activities. In addition, we made a $7.0 million contribution to the Galveston/Houston joint venture in 2021 to reduce the principal balance of the mortgage loan. No property sales or contributions to joint ventures occurred in 2022. The above changes were all partially offset by net proceeds on the sale of non-real estate assets of $14.6 million that occurred in 2022.

Financing Activities
Net cash used in financing activities decreased during the first six months of 2022 primarily due to 2021 activity that included a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which included a make-whole premium of $13.0 million. In addition, in March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our unsecured term loan with cash on hand. These decreases were partially offset by the proceeds from our common share offering of $180.9 million in 2021 under our ATM offering program. Additionally, for the six months ended June 30, 2022, there was an increase in dividends paid.

Financing Arrangements

As of June 30, 2022, unsecured borrowings represented 96% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

As of June 30, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of June 30, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

As of June 30, 2022, the Company’s total liquidity was approximately $714.2 million, including cash and cash equivalents on the Company’s balance sheet and the full undrawn capacity under its $520 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next twelve months.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic, rising interest rates and inflation, and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our unsecured term loan due April 2024.

Equity Offerings under the ATM Offering Program
In February 2021, the Company established the ATM Offering program whereby it may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2021, under this program, the Company sold 10.0 million shares at a weighted average price of $18.97 per share, generating net proceeds of $187.1 million and leaving a remaining authorization of $60.1 million. The proceeds were contributed to the Operating Partnership and then used primarily to reduce indebtedness as described in the sections immediately below. There were no shares sold under the ATM program for the three and six months ended June 30, 2022.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at June 30, 2022 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, including those associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2022, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	41%
Total secured debt to adjusted total assets	< 40%	2%
Total unencumbered assets to unsecured debt	> 150%	236%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7

In addition, key financial covenants for our lines of credit and term loan, include the following as of June 30, 2022:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	37%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.5
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	33%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.5

Depending on the future economic impact of COVID-19, other covenants related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2022 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	November 2022	LIBOR + 1.85%	16.8%	11.9
Galveston/Houston	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.0)
	$329.5				$21.9

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. Management believes the Company’s critical accounting estimates are those related to impairment of long-lived assets, impairment of investments, revenue recognition and collectibility of operating lease receivables. Management considers these estimates critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Company’s Board of Directors.

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months and six months ended June 30, 2022, other than discussed below.

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

Recent Accounting Pronouncements

See Note 19 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$20,819	$2,596	$42,281	$6,938
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	25,615	27,185	51,276	54,739
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,791	2,913	5,545	5,909
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	—	3,704
FFO	49,225	32,694	99,102	71,290
Allocation of earnings to participating securities	(424)	(302)	(858)	(694)
FFO available to common shareholders (2)	$48,801	$32,392	$98,244	$70,596
As further adjusted for:
Compensation related to voluntary retirement plan and other executive severance (3)	2,447	—	2,447	2,418
Gain on sale of non-real estate asset (4)	(2,418)	—	(2,418)	—
Loss on early extinguishment of debt (5)	—	14,039	—	14,039
Impact of above adjustment to the allocation of earnings to participating securities	—	(106)	—	(128)
Core FFO available to common shareholders (2)	$48,830	$46,325	$98,273	$86,925
FFO available to common shareholders per share - diluted (2)	$0.45	$0.30	$0.90	$0.68
Core FFO available to common shareholders per share - diluted (2)	$0.45	$0.43	$0.90	$0.84

Weighted Average Shares:
Basic weighted average common shares	103,630	100,409	103,607	97,504
Effect of notional units	421	818	413	685
Effect of outstanding options and restricted common shares	703	771	720	728
Diluted weighted average common shares (for earnings per share computations)	104,754	101,998	104,740	98,917
Exchangeable operating partnership units	4,762	4,795	4,762	4,795
Diluted weighted average common shares (for FFO per share computations) (2)	109,516	106,793	109,502	103,712
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
(3)For the 2022 period, represents executive severance costs. For the 2021 period, includes compensation costs related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance costs.
(4)Represents gain on sale of the corporate aircraft.
(5)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. The loss on extinguishment of debt includes a make-whole premium of $13.0 million.

Portfolio Net Operating Income and Same Center Net Operating Income

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges, loss on early extinguishment of debt and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods. We present Portfolio NOI and Same Center NOI on both a consolidated and total portfolio, including pro rata share of unconsolidated joint ventures, basis.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio and total portfolio at pro rata share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$20,819	$2,596	$42,281	$6,938
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,227)	(2,728)	(4,740)	(4,497)
Interest expense	11,576	13,338	23,210	27,700
Loss on early extinguishment of debt (1)	—	14,039	—	14,039
Other (income) expense	(2,576)	(654)	(2,759)	2,851
Depreciation and amortization	26,220	27,732	52,463	55,882
Other non-property (income) expense	63	307	234	(93)
Corporate general and administrative expenses	19,328	15,746	34,813	32,517
Non-cash adjustments (2)	(157)	728	1,363	1,571
Lease termination fees	(35)	(127)	(2,631)	(800)
Portfolio NOI - Consolidated	73,011	70,977	144,234	136,108
Non-same center NOI - Consolidated	20	(1,562)	83	(1,645)
Same Center NOI - Consolidated (3)	$73,031	$69,415	$144,317	$134,463

Portfolio NOI - Consolidated	$73,011	$70,977	$144,234	$136,108
Pro rata share of unconsolidated joint ventures	6,804	6,871	13,707	12,952
Portfolio NOI - total portfolio at pro rata share	79,815	77,848	157,941	149,060
Non-same center NOI - total portfolio at pro rata share	20	(1,900)	83	(1,985)
Same Center NOI - total portfolio at pro rata share (3)	$79,835	$75,948	$158,024	$147,075
(1)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. The loss on extinguishment of debt includes a make-whole premium of $13.0 million.
(2)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(3)Sold outlet centers excluded from Same Center NOI:

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
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, gain on sale of non-real estate asset, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.

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
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on early extinguishment of debt, net, casualty gains and losses, compensation related to voluntary retirement plan and other executive officer severance, gain on sale of non-real estate asset, casualty gains and losses, gains and losses on sale of outparcels, and other items that that we do not consider indicative of the Company's ongoing operating performance.
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$20,819	$2,596	$42,281	$6,938
Adjusted to exclude:
Interest expense	11,576	13,338	23,210	27,700
Depreciation and amortization	26,220	27,732	52,463	55,882
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	—	3,704
Compensation related to voluntary retirement plan and other executive severance (2)	2,447	—	2,447	2,418
Gain on sale of non-real estate asset (3)	(2,418)	—	(2,418)	—
Loss on early extinguishment of debt (4)	—	14,039	—	14,039
Adjusted EBITDA	$58,644	$57,705	$117,983	$110,681

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$20,819	$2,596	$42,281	$6,938
Adjusted to exclude:
Interest expense	11,576	13,338	23,210	27,700
Depreciation and amortization	26,220	27,732	52,463	55,882
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	—	3,704
Pro-rata share of interest expense - unconsolidated joint ventures	1,579	1,455	3,037	2,928
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,791	2,913	5,545	5,909
EBITDAre	$62,985	$48,034	$126,536	$103,061
Compensation related to voluntary retirement plan and other executive officer severance (2)	2,447	—	2,447	2,418
Gain on sale of non-real estate asset (3)	(2,418)	—	(2,418)	—
Loss on early extinguishment of debt (4)	—	14,039	—	14,039
Adjusted EBITDAre	$63,014	$62,073	$126,565	$119,518
(1)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(2)For the 2022 period, represents executive severance costs. For the 2021 period, includes compensation costs related to a voluntary retirement plan offer that required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021 and other executive severance costs.
(3)Represents gain on sale of the corporate aircraft.
(4)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. The loss on extinguishment of debt includes a make-whole premium of $13.0 million.

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the COVID-19 pandemic, along with rising inflation, supply chain and labor issues, and rising interest rates on all aspects of our business and geographies, including how it will impact our tenants and business partners.
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
Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of June 30, 2022 no one tenant (including affiliates) accounts for more than 8% of our square feet or 6% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2022, approximately 2.1 million square feet, or 17% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of July 31, 2022, we had lease renewals executed or in process for 66.4% of the space scheduled to expire during 2022 compared to 59.8% of the space scheduled to expire during 2021 that was executed or in process as of July 31, 2021.

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

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, our Same Center NOI could be negatively impacted. As a result of COVID-19, inflation, rising interest rates, and other current or future economic conditions, occupancy could be negatively impacted. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 94.9% and 93.2% as of June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, 3% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $401,000 in interest expense on an annual basis. The phase-out of LIBOR may result in additional interest rate risk and we have not yet determined an alternative benchmark rate.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2022	December 31, 2021
Fair value of debt	$1,272,156	$1,445,337
Recorded value of debt	$1,396,015	$1,397,076

A 100 basis point increase from prevailing interest rates at June 30, 2022 and December 31, 2021 would result in a decrease in fair value of total consolidated debt of approximately $50.0 million and $66.0 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

The Company is in the process of implementing new technology for its accounting systems. The Company has updated and continues to update its processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in its business processes resulting from the implementation of the new technology for its accounting systems. Other than the changes described above, there were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The Principal Executive Officer, Stephen J. Yalof, and Principal Financial Officer, Thomas J. Guerrieri Jr. of Tanger Factory Outlet Centers, Inc., sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2022, the Operating Partnership's disclosure controls and procedures were effective.

The Operating Partnership is in the process of implementing new technology for its accounting systems. The Operating Partnership has updated and continues to update its processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in its business processes resulting from the implementation of the new technology for its accounting systems. Other than the changes described above, there were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three months ended June 30, 2022. The remaining amount authorized to be repurchased under the program as of June 30, 2022 was approximately $80.0 million.

For certain restricted common shares that vested during the three months ended June 30, 2022, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 62,000 for the three months ended June 30, 2022. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

22.1	List of Subsidiary Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-K dated February 22,2022).
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 8, 2022

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.
Senior Vice President and Chief Accounting Officer (Principal Financial Officer)

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER FACTORY OUTLET CENTERS, INC., its sole general partner
By:	/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.
Senior Vice President and Chief Accounting Officer (Principal Financial Officer)