Form 10-Q
period 2022-09-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-11-04
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, there were 104,346,928 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2022 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2022, the Company and its wholly owned subsidiaries owned 104,346,428 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2022	December 31, 2021
Assets
Rental property:
Land	$277,041	$268,269
Buildings, improvements and fixtures	2,551,741	2,532,489
Construction in progress	14,133	—
	2,842,915	2,800,758
Accumulated depreciation	(1,212,218)	(1,145,388)
Total rental property, net	1,630,697	1,655,370
Cash and cash equivalents	180,708	161,255
Investments in unconsolidated joint ventures	74,703	82,647
Deferred lease costs and other intangibles, net	63,996	73,720
Operating lease right-of-use assets	78,933	79,807
Prepaids and other assets	128,652	104,585
Total assets	$2,157,689	$2,157,384
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,037,541	$1,036,181
Unsecured term loan, net	298,964	298,421
Mortgages payable, net	58,958	62,474
Unsecured lines of credit	—	—
Total debt	1,395,463	1,397,076
Accounts payable and accrued expenses	76,491	92,995
Operating lease liabilities	88,046	88,874
Other liabilities	82,030	78,650
Total liabilities	1,642,030	1,657,595
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 104,346,428 and 104,084,734 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,043	1,041
Paid in capital	984,540	978,054
Accumulated distributions in excess of net income	(480,904)	(483,409)
Accumulated other comprehensive loss	(11,253)	(17,761)
Equity attributable to Tanger Factory Outlet Centers, Inc.	493,426	477,925
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	22,233	21,864
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	515,659	499,789
Total liabilities and equity	$2,157,689	$2,157,384

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$105,569	$107,265	$311,587	$301,556
Management, leasing and other services	1,897	1,641	4,860	4,372
Other revenues	3,980	3,559	9,705	8,504
Total revenues	111,446	112,465	326,152	314,432
Expenses:
Property operating	36,076	37,186	105,531	103,747
General and administrative	17,370	14,817	52,166	47,310
Depreciation and amortization	25,445	26,944	77,908	82,826
Total expenses	78,891	78,947	235,605	233,883
Other income (expense):
Interest expense	(11,660)	(13,282)	(34,870)	(40,982)
Loss on early extinguishment of debt	—	(33,821)	—	(47,860)
Other income (expense)	1,395	253	4,154	(2,598)
Total other income (expense)	(10,265)	(46,850)	(30,716)	(91,440)
Income (loss) before equity in earnings of unconsolidated joint ventures	22,290	(13,332)	59,831	(10,891)
Equity in earnings of unconsolidated joint ventures	2,055	2,261	6,795	6,758
Net income (loss)	24,345	(11,071)	66,626	(4,133)
Noncontrolling interests in Operating Partnership	(1,069)	492	(2,927)	165
Noncontrolling interests in other consolidated partnerships	—	—	—	—
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$23,276	$(10,579)	$63,699	$(3,968)

Basic earnings per common share:
Net income (loss)	$0.22	$(0.11)	$0.61	$(0.05)
Diluted earnings per common share:
Net income (loss)	$0.22	$(0.11)	$0.60	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$24,345	$(11,071)	$66,626	$(4,133)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,875)	(2,142)	(6,090)	3,862
Change in fair value of cash flow hedges	2,958	108	12,897	2,343
Other comprehensive income (loss)	(1,917)	(2,034)	6,807	6,205
Comprehensive income (loss)	22,428	(13,105)	73,433	2,072
Comprehensive (income) loss attributable to noncontrolling interests	(985)	583	(3,226)	(141)
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$21,443	$(12,522)	$70,207	$1,931
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2021	$1,036	$966,409	$(448,368)	$(18,743)	$500,334	$23,151	$—	$523,485
Net loss	—	—	(10,579)	—	(10,579)	(492)	—	(11,071)
Other comprehensive loss	—	—	—	(1,943)	(1,943)	(91)	—	(2,034)
Compensation under Incentive Award Plan	—	3,012	—	—	3,012	—	—	3,012
Issuance of 17,240 common shares upon exercise of options	—	99	—	—	99	—	—	99
Grant of 23,488 restricted common share awards, net of forefeitures	—	—	—	—	—	—	—	—
Issuance of 331,682 common shares	4	6,089	—	—	6,093	—	—	6,093
Withholding of 8,756 common shares for employee income taxes	—	(150)	—	—	(150)	—	—	(150)
Adjustment for noncontrolling interests in Operating Partnership	—	(322)	—	—	(322)	322	—	—
Common dividends ($0.3600 per share) (1)	—	—	(37,548)	—	(37,548)	—	—	(37,548)
Distributions to noncontrolling interests	—	—	—	—	—	(1,726)	—	(1,726)
Balance, September 30, 2021	$1,040	$975,137	$(496,495)	$(20,686)	$458,996	$21,164	$—	$480,160

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
Net loss	—	—	(3,968)	—	(3,968)	(165)	—	(4,133)
Other comprehensive income	—	—	—	5,899	5,899	306	—	6,205
Compensation under Incentive Award Plan	—	9,686	—	—	9,686	—	—	9,686
Issuance of 32,740 common shares upon exercise of options	—	188	—	—	188	—	—	188
Grant of 493,163 restricted common share awards, net of forfeitures	5	(5)	—	—	—	—	—	—
Issuance of 10,009,263 common shares	100	186,869	—	—	186,969	—	—	186,969
Withholding of 120,733 common shares for employee income taxes	(1)	(1,786)	—	—	(1,787)	—	—	(1,787)
Adjustment for noncontrolling interests in Operating Partnership	—	(6,958)	—	—	(6,958)	6,958	—	—
Common dividends ($0.7150 per share) (2)	—	—	(72,423)	—	(72,423)	—	—	(72,423)
Distributions to noncontrolling interests	—	—	—	—	—	(3,428)	—	(3,428)
Balance, September 30, 2021	$1,040	$975,137	$(496,495)	$(20,686)	$458,996	$21,164	$—	$480,160
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
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2022	$1,044	$981,833	$(483,241)	$(9,420)	$490,216	$22,359	$—	$512,575
Net income	—	—	23,276	—	23,276	1,069	—	24,345
Other comprehensive loss	—	—	—	(1,833)	(1,833)	(84)	—	(1,917)
Compensation under Incentive Award Plan	—	3,057	—	—	3,057	—	—	3,057
Issuance of 5,000 common shares upon exercise of options	—	28	—	—	28	—	—	28
Withholding of 37,792 common shares for employee income taxes	(1)	(537)	—	—	(538)	—	—	(538)
Adjustment for noncontrolling interests in Operating Partnership	—	159	—	—	159	(159)	—	—
Common dividends ($0.20 per share)	—	—	(20,939)	—	(20,939)	—	—	(20,939)
Distributions to noncontrolling interests	—	—	—	—	—	(952)	—	(952)
Balance, September 30, 2022	$1,043	$984,540	$(480,904)	$(11,253)	$493,426	$22,233	$—	$515,659

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	63,699	—	63,699	2,927	—	66,626
Other comprehensive income	—	—	—	6,508	6,508	299	—	6,807
Compensation under Incentive Award Plan	—	10,102	—	—	10,102	—	—	10,102
Issuance of 7,700 common shares upon exercise of options	—	43	—	—	43	—	—	43
Grant of 483,764 restricted common share awards, net of forfeitures	4	(4)	—	—	—	—	—	—
Withholding of 229,770 common shares for employee income taxes	(2)	(3,739)	—	—	(3,741)	—	—	(3,741)
Adjustment for noncontrolling interests in Operating Partnership	—	84	—	—	84	(84)	—	—
Common dividends ($0.5825 per share)	—	—	(61,194)	—	(61,194)	—	—	(61,194)
Distributions to noncontrolling interests	—	—	—	—	—	(2,773)	—	(2,773)
Balance, September 30, 2022	$1,043	$984,540	$(480,904)	$(11,253)	$493,426	$22,233	$—	$515,659
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$66,626	$(4,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,908	82,826
Amortization of deferred financing costs	2,302	3,170
Loss on early extinguishment of debt	—	47,860
Equity in earnings of unconsolidated joint ventures	(6,795)	(6,758)
Equity-based compensation expense	9,965	9,602
Amortization of debt (premiums) and discounts, net	372	333
Amortization (accretion) of market rent rate adjustments, net	499	151
Straight-line rent adjustments	1,190	1,137
Distributions of cumulative earnings from unconsolidated joint ventures	6,794	7,068
Other non-cash	(2,418)	3,638
Changes in other assets and liabilities:
Other assets	(17,597)	5,908
Accounts payable and accrued expenses	(16,105)	(6,852)
Net cash provided by operating activities	122,741	143,950
INVESTING ACTIVITIES
Additions to rental property	(45,748)	(23,685)
Additions to investments in unconsolidated joint ventures	—	(7,000)
Net proceeds from sale of real estate assets	—	8,129
Net proceeds on sale of non-real estate assets	14,610	—
Additions to non-real estate assets	(5,775)	(1,664)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,099	16,023
Additions to deferred lease costs	(1,686)	(5,333)
Other investing activities	(871)	11,602
Net cash used in investing activities	(31,371)	(1,928)
FINANCING ACTIVITIES
Cash dividends paid	(61,194)	(53,385)
Distributions to noncontrolling interests in Operating Partnership	(2,773)	(2,553)
Proceeds from notes, mortgages and loans	—	394,208
Repayments of notes, mortgages and loans	(3,300)	(552,811)
Payment of make-whole premium related to early extinguishment of debt	—	(44,872)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(3,741)	(1,787)
Additions to deferred financing costs	1	(8,703)
Proceeds from exercise of options	43	188
Proceeds from common share offering	—	186,969
Payment for other financing activities	(860)	(861)
Net cash used in financing activities	(71,824)	(83,607)
Effect of foreign currency rate changes on cash and cash equivalents	(93)	(131)
Net increase in cash and cash equivalents	19,453	58,284
Cash and cash equivalents, beginning of period	161,255	84,832
Cash and cash equivalents, end of period	$180,708	$143,116
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2022	December 31, 2021
Assets
Rental property:
Land	$277,041	$268,269
Buildings, improvements and fixtures	2,551,741	2,532,489
Construction in progress	14,133	—
	2,842,915	2,800,758
Accumulated depreciation	(1,212,218)	(1,145,388)
Total rental property, net	1,630,697	1,655,370
Cash and cash equivalents	180,550	161,152
Investments in unconsolidated joint ventures	74,703	82,647
Deferred lease costs and other intangibles, net	63,996	73,720
Operating lease right-of-use assets	78,933	79,807
Prepaids and other assets	128,569	104,362
Total assets	$2,157,448	$2,157,058
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,037,541	$1,036,181
Unsecured term loan, net	298,964	298,421
Mortgages payable, net	58,958	62,474
Unsecured lines of credit	—	—
Total debt	1,395,463	1,397,076
Accounts payable and accrued expenses	76,250	92,669
Operating lease liabilities	88,046	88,874
Other liabilities	82,030	78,650
Total liabilities	1,641,789	1,657,269
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at September 30, 2022 and 1,100,000 units at December 31, 2021, respectively	4,566	4,539
Limited partners, 4,761,559 and 4,761,559 Class A common units, and 103,246,428 and 102,984,734 Class B common units outstanding at September 30, 2022 and December 31, 2021, respectively	523,059	514,023
Accumulated other comprehensive loss	(11,966)	(18,773)
Total partners’ equity	515,659	499,789
Noncontrolling interests in consolidated partnerships	—	—
Total equity	515,659	499,789
Total liabilities and equity	$2,157,448	$2,157,058
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenues	$105,569	$107,265	$311,587	$301,556
Management, leasing and other services	1,897	1,641	4,860	4,372
Other revenues	3,980	3,559	9,705	8,504
Total revenues	111,446	112,465	326,152	314,432
Expenses:
Property operating	36,076	37,186	105,531	103,747
General and administrative	17,370	14,817	52,166	47,310
Depreciation and amortization	25,445	26,944	77,908	82,826
Total expenses	78,891	78,947	235,605	233,883
Other income (expense):
Interest expense	(11,660)	(13,282)	(34,870)	(40,982)
Loss on early extinguishment of debt	—	(33,821)	—	(47,860)
Other income (expense)	1,395	253	4,154	(2,598)
Total other income (expense)	(10,265)	(46,850)	(30,716)	(91,440)
Income (loss) before equity in earnings of unconsolidated joint ventures	22,290	(13,332)	59,831	(10,891)
Equity in earnings of unconsolidated joint ventures	2,055	2,261	6,795	6,758
Net income (loss)	24,345	(11,071)	66,626	(4,133)
Noncontrolling interests in consolidated partnerships	—	—	—	—
Net income (loss) available to partners	24,345	(11,071)	66,626	(4,133)
Net income (loss) available to limited partners	24,102	(10,959)	65,958	(4,095)
Net income (loss) available to general partner	$243	$(112)	$668	$(38)

Basic earnings per common unit:
Net income (loss)	$0.22	$(0.11)	$0.61	$(0.05)
Diluted earnings per common unit:
Net income (loss)	$0.22	$(0.11)	$0.60	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$24,345	$(11,071)	$66,626	$(4,133)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,875)	(2,142)	(6,090)	3,862
Changes in fair value of cash flow hedges	2,958	108	12,897	2,343
Other comprehensive income (loss)	(1,917)	(2,034)	6,807	6,205
Comprehensive income (loss)	22,428	(13,105)	73,433	2,072
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	—	—	—	—
Comprehensive income (loss) attributable to the Operating Partnership	$22,428	$(13,105)	$73,433	$2,072
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2021	$4,909	$538,376	$(19,800)	$523,485	$—	$523,485
Net loss	(112)	(10,959)	—	(11,071)	—	(11,071)
Other comprehensive loss	—	—	(2,034)	(2,034)	—	(2,034)
Compensation under Incentive Award Plan	—	3,012	—	3,012	—	3,012
Issuance of 17,240 common units upon exercise of options	—	99	—	99	—	99
Issuance of 331,682 common units	—	6,093	—	6,093	—	6,093
Withholding of 8,756 common units for employee income taxes	—	(150)	—	(150)	—	(150)
Grant of 23,488 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.3600 per unit) (1)	(396)	(38,878)	—	(39,274)	—	(39,274)
Balance, September 30, 2021	$4,401	$497,593	$(21,834)	$480,160	$—	$480,160

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net loss	(38)	(4,095)	—	(4,133)	—	(4,133)
Other comprehensive income	—	—	6,205	6,205	—	6,205
Compensation under Incentive Award Plan	—	9,686	—	9,686	—	9,686
Issuance of 32,740 common units upon exercise of options	—	188	—	188	—	188
Issuance of 10,009,263 common units	1,874	185,095	—	186,969	—	186,969
Withholding of 120,733 common units for employee income taxes	—	(1,787)	—	(1,787)	—	(1,787)
Grant of 493,163 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.7150 per unit) (2)	(769)	(75,082)	—	(75,851)	—	(75,851)
Balance, September 30, 2021	$4,401	$497,593	$(21,834)	$480,160	$—	$480,160

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

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2022	$4,543	$518,081	$(10,049)	$512,575	$—	$512,575
Net income	243	24,102	—	24,345	—	24,345
Other comprehensive loss	—	—	(1,917)	(1,917)	—	(1,917)
Compensation under Incentive Award Plan	—	3,057	—	3,057	—	3,057
Issuance of 5,000 common units upon exercise of options	—	28	—	28	—	28
Withholding of 37,792 common units for employee income taxes	—	(538)	—	(538)	—	(538)
Common distributions ($0.20 per unit)	(220)	(21,671)	—	(21,891)	—	(21,891)
Balance, September 30, 2022	$4,566	$523,059	$(11,966)	$515,659	$—	$515,659

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	668	65,958	—	66,626	—	66,626
Other comprehensive income	—	—	6,807	6,807	—	6,807
Compensation under Incentive Award Plan	—	10,102	—	10,102	—	10,102
Issuance of 7,700 common units upon exercise of options	—	43	—	43	—	43
Withholding of 229,770 common units for employee income taxes	—	(3,741)	—	(3,741)	—	(3,741)
Grant of 483,764 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.5825 per unit)	(641)	(63,326)	—	(63,967)	—	(63,967)
Balance, September 30, 2022	$4,566	$523,059	$(11,966)	$515,659	$—	$515,659
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$66,626	$(4,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,908	82,826
Amortization of deferred financing costs	2,302	3,170
Loss on early extinguishment of debt	—	47,860
Equity in earnings of unconsolidated joint ventures	(6,795)	(6,758)
Equity-based compensation expense	9,965	9,602
Amortization of debt (premiums) and discounts, net	372	333
Amortization (accretion) of market rent rate adjustments, net	499	151
Straight-line rent adjustments	1,190	1,137
Distributions of cumulative earnings from unconsolidated joint ventures	6,794	7,068
Other non-cash	(2,418)	3,638
Changes in other assets and liabilities:
Other assets	(17,737)	5,506
Accounts payable and accrued expenses	(16,020)	(6,671)
Net cash provided by operating activities	122,686	143,729
INVESTING ACTIVITIES
Additions to rental property	(45,748)	(23,685)
Additions to investments in unconsolidated joint ventures	—	(7,000)
Net proceeds from sale of real estate assets	—	8,129
Net proceeds on sale of non-real estate assets	14,610	—
Additions to non-real estate assets	(5,775)	(1,664)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,099	16,023
Additions to deferred lease costs	(1,686)	(5,333)
Other investing activities	(871)	11,602
Net cash used in investing activities	(31,371)	(1,928)
FINANCING ACTIVITIES
Cash distributions paid	(63,967)	(55,938)
Proceeds from notes, mortgages and loans	—	394,208
Repayments of notes, mortgages and loans	(3,300)	(552,811)
Payment of make-whole premium related to early extinguishment of debt	—	(44,872)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(3,741)	(1,787)
Additions to deferred financing costs	1	(8,703)
Proceeds from exercise of options	43	188
Proceeds from the Company’s common share offering	—	186,969
Payment for other financing activities	(860)	(861)
Net cash used in financing activities	(71,824)	(83,607)
Effect of foreign currency on cash and cash equivalents	(93)	(131)
Net increase in cash and cash equivalents	19,398	58,063
Cash and cash equivalents, beginning of period	161,152	84,750
Cash and cash equivalents, end of period	$180,550	$142,813
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of September 30, 2022, we owned and operated 30 consolidated outlet centers, with a total gross leasable area of approximately 11.5 million square feet, one managed center and one center under construction. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2022, the Company and its wholly-owned subsidiaries owned 104,346,428 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,761,559 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $51.8 million as of September 30, 2022.

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

3. Disposition of Properties

The following table sets forth certain summarized information regarding properties sold during the nine months ended September 30, 2022 and September 30, 2021:

Property (1)	Location	Date Sold	Square Feet (in 000’s)	Net Sales Proceeds (in 000’s)	Gain on Sale (in 000’s)
2021 Disposition:
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	$—
(1) The rental properties sold did not meet the criteria to be reported as discontinued operations.

4. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of September 30, 2022:

Project	Approximate Square Feet (in 000’s)	Costs Incurred to Date (in millions)	Projected Opening
New Development:
Nashville	290	$21.8	Fall 2023

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

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2022
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	$74.7	—
				$74.7
Investments included in other liabilities:
Columbus(2)	Columbus, OH	50.0%	355	$(1.0)	$70.5
Charlotte(2)	Charlotte, NC	50.0%	399	(18.5)	99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(12.3)	94.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.4)	64.4
				$(47.2)

As of December 31, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$0.2	$70.9
RioCan Canada	Various	50.0%	665	82.4	—
				$82.6
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(16.2)	$99.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.2)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.0)	64.4
				$(41.4)
(1)Net of debt origination costs of $1.3 million as of September 30, 2022 and $1.0 million as of December 31, 2021.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Fee:
Management and marketing	$661	$530	$1,749	$1,575
Leasing and other fees	61	72	96	231
Expense reimbursements from unconsolidated joint ventures	1,175	1,039	3,015	2,566
Total Fees	$1,897	$1,641	$4,860	$4,372

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.3 million and $3.4 million as of September 30, 2022 and December 31, 2021, respectively) are amortized over the various useful lives of the related assets.

Columbus

In September 2022, the Columbus joint venture completed the refinance of its mortgage. The new $71.0 million non-recourse loan has a maturity date of October 2032 and a fixed interest rate of 6.25%.

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

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	September 30, 2022	December 31, 2021
Assets
Land	$81,339	$83,568
Buildings, improvements and fixtures	454,993	467,918
Construction in progress	328	744
	536,660	552,230
Accumulated depreciation	(177,126)	(166,096)
Total rental property, net	359,534	386,134
Cash and cash equivalents	14,865	19,030
Deferred lease costs and other intangibles, net	3,001	3,517
Prepaids and other assets	12,375	13,109
Total assets	$389,775	$421,790
Liabilities and Owners’ Equity
Mortgages payable, net	$329,165	$329,460
Accounts payable and other liabilities	13,166	15,231
Total liabilities	342,331	344,691
Owners’ equity	47,444	77,099
Total liabilities and owners’ equity	$389,775	$421,790

	Three months ended		Nine months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$22,418	$22,071	$65,925	$65,664
Expenses:
Property operating	8,992	8,735	25,730	25,597
General and administrative	77	87	210	173
Depreciation and amortization	5,631	5,749	16,653	17,413
Total expenses	14,700	14,571	42,593	43,183
Other income (expense):
Interest expense	(3,721)	(2,913)	(9,795)	(8,769)
Gain on sale of assets	—	—	—	503
Other income	111	2	117	157
Total other expense	(3,610)	(2,911)	(9,678)	(8,109)
Net income	$4,108	$4,589	$13,654	$14,372
The Company and Operating Partnership’s share of:
Net income	$2,055	$2,261	$6,795	$6,758
Depreciation and amortization (real estate related)	$2,871	$2,908	$8,416	$8,817

6. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of September 30, 2022. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2022	December 31, 2021
Unsecured lines of credit	$—	$—
Unsecured term loan	$300,000	$300,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					September 30, 2022		December 31, 2021
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$347,752	$350,000	$347,329
Senior notes	3.875%			July 2027	300,000	298,041	300,000	297,742
Senior notes	2.750%			September 2031	400,000	391,747	400,000	391,110

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	18,250	18,837	21,550	22,387
Southaven	LIBOR	+	1.80%	April 2023	40,144	40,122	40,144	40,087
Unsecured term loan	LIBOR	+	1.25%	April 2024	300,000	298,964	300,000	298,421
Unsecured lines of credit	LIBOR	+	1.20%	July 2025	—	—	—	—
					$1,408,394	$1,395,463	$1,411,694	$1,397,076
(1)Including premiums and net of debt discount and debt origination costs.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $143.2 million at September 30, 2022, serve as collateral for mortgages payable. As of September 30, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of September 30, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 15.5% of principal. As of September 30, 2022, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $10.0 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of September 30, 2022, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities of the existing long-term debt as of September 30, 2022 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2022	$1,141
2023	44,917
2024	305,130
2025	1,501
2026	355,705
Thereafter	700,000
Subtotal	1,408,394
Net discount and debt origination costs	(12,931)
Total	$1,395,463
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

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

						Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate		Company Fixed Pay Rate	September 30, 2022	December 31, 2021
Assets (Liabilities)(1):
Interest rate swaps:
July 1, 2019	February 1, 2024	$25,000	1	month LIBOR	1.75%	$847	$(459)
January 1, 2021	February 1, 2024	150,000	1	month LIBOR	0.60%	7,349	828
January 1, 2021	February 1, 2024	100,000	1	month LIBOR	0.22%	5,386	1,331
March 1, 2021	February 1, 2024	25,000	1	month LIBOR	0.24%	1,340	326
Total						$14,922	$2,026
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$2,957	$108	$12,896	$2,343

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2022:
Assets:
Short-term government securities (cash and cash equivalents)	$174,488	$174,488	$—	$—
Bank certificate of deposit (prepaids and other assets)	20,000	20,000	—	—
Interest rate swaps (prepaids and other assets)	14,922	—	14,922	—
Total assets	$209,410	$194,488	$14,922	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2021:
Asset:
Short-term government securities (cash and cash equivalents)	$158,197	$158,197	$—	$—
Interest rate swaps (prepaids and other assets)	$2,485	$—	$2,485	$—
Total assets	$160,682	$158,197	$2,485	$—

Liabilities:
Interest rate swaps (other liabilities)	$459	$—	$459	$—
Total liabilities	$459	$—	$459	$—

Short-term government securities

Short-term government securities and our certificate of deposit are highly liquid investments, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices in an active market.

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2022	December 31, 2021
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	866,497	1,079,234
Level 3 Significant Unobservable Inputs	358,240	366,103
Total fair value of debt	$1,224,737	$1,445,337

Recorded value of debt	$1,395,463	$1,397,076

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

At-the-Market Offering

Under our at-the-market share offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of September 30, 2022, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM offering program:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of common shares settled during the period	—	331,682	—	10,009,263
Average price per share	$—	$18.85	$—	$18.97
Aggregate gross proceeds (in thousands)	$—	$6,253	$—	$189,868
Aggregate net proceeds after commissions and fees (in thousands)	$—	$6,092	$—	$186,969

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

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and nine months ended September 30, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of September 30, 2022 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2022 and September 30, 2021:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance June 30, 2021	1,100,000	4,794,643	102,520,580	107,315,223
Options exercised	—	—	17,240	17,240
Issuance of units	—	—	331,682	331,682
Grant of restricted common share awards by the Company, net of forfeitures	—	—	23,488	23,488
Units withheld for employee income taxes	—	—	(8,756)	(8,756)
Balance September 30, 2021	1,100,000	4,794,643	102,884,234	107,678,877

Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Options exercised	—	—	32,740	32,740
Issuance of units	100,000	—	9,909,263	9,909,263
Grant of restricted common share awards by the Company, net of forfeitures	—	—	493,163	493,163
Units withheld for employee income taxes	—	—	(120,733)	(120,733)
Balance September 30, 2021	1,100,000	4,794,643	102,884,234	107,678,877

Balance June 30, 2022	1,100,000	4,761,559	103,294,792	108,056,351
Options exercised	—	—	5,000	5,000
Forfeitures of restricted common share awards by the Company	—	—	(15,572)	(15,572)
Units withheld for employee income taxes	—	—	(37,792)	(37,792)
Balance September 30, 2022	1,100,000	4,761,559	103,246,428	108,007,987

Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Options exercised	—	—	7,700	7,700
Grant of restricted common share awards by the Company, net of forfeitures	—	—	483,764	483,764
Units withheld for employee income taxes	—	—	(229,770)	(229,770)
Balance September 30, 2022	1,100,000	4,761,559	103,246,428	108,007,987

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$23,276	$(10,579)	$63,699	$(3,968)
Less allocation of earnings to participating securities	(232)	(401)	(669)	(804)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$23,044	$(10,980)	$63,030	$(4,772)
Denominator:
Basic weighted average common shares	103,749	103,269	103,655	99,446
Effect of notional units	527	—	473	—
Effect of outstanding options	661	—	701	—
Diluted weighted average common shares	104,937	103,269	104,829	99,446
Basic earnings per common share:
Net income (loss)	$0.22	$(0.11)	$0.61	$(0.05)
Diluted earnings per common share:
Net income (loss)	$0.22	$(0.11)	$0.60	$(0.05)

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2022, approximately 601,000 notional units were excluded from the computation and for both the three and nine months ended September 30, 2021, approximately 1.8 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For both the three and nine months ended September 30, 2022, approximately 274,000 options were excluded from the computation and for both the three and nine months ended September 30, 2021, approximately 1.6 million options were excluded from the computation, as they were anti-dilutive.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to partners of the Operating Partnership	$24,345	$(11,071)	$66,626	$(4,133)
Less allocation of earnings to participating securities	(232)	(401)	(669)	(804)
Net income (loss) available to common unitholders of the Operating Partnership	$24,113	$(11,472)	$65,957	$(4,937)
Denominator:
Basic weighted average common units	108,511	108,063	108,417	104,241
Effect of notional units	527	—	473	—
Effect of outstanding options	661	—	701	—
Diluted weighted average common units	109,699	108,063	109,591	104,241
Basic earnings per common unit:
Net income (loss)	$0.22	$(0.11)	$0.61	$(0.05)
Diluted earnings per common unit:
Net income (loss)	$0.22	$(0.11)	$0.60	$(0.05)

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For both the three and nine months ended September 30, 2022, approximately 601,000 notional units were excluded from the computation and for both the three and nine months ended September 30, 2021, approximately 1.8 million notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For both the three and nine months ended September 30, 2022, approximately 274,000 options were excluded from the computation and for both the three and nine months ended September 30, 2021, approximately 1.6 million options were excluded from the computation, as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted common shares (1)	$1,705	$1,937	$5,919	$6,050
Notional unit performance awards (1)	1,227	962	3,802	3,257
Options	74	95	244	296
Total equity-based compensation	$3,006	$2,994	$9,965	$9,603
(1)    Each of the three and nine months ended September 30, 2022 and nine months ended September 30, 2021, include the accelerated recognition of compensation cost.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Equity-based compensation expense capitalized	$51	$18	$137	$84

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

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 229,700 and 121,000 for the nine months ended September 30, 2022 and 2021, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $3.7 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2022 PSP awards granted during the nine months ended September 30, 2022 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2022	$(20,875)	$11,455	$(9,420)	$(1,137)	$508	$(629)
Other comprehensive income (loss) before reclassifications	(4,661)	4,054	(607)	(214)	186	(28)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(1,226)	(1,226)	—	(56)	(56)
Balance September 30, 2022	$(25,536)	$14,283	$(11,253)	$(1,351)	$638	$(713)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)
Other comprehensive income (loss) before reclassifications	(5,823)	12,995	7,172	(267)	596	329
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(664)	(664)	—	(30)	(30)
Balance September 30, 2022	$(25,536)	$14,283	$(11,253)	$(1,351)	$638	$(713)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $10.5 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of September 30, 2022.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2022	$(22,012)	$11,963	$(10,049)
Other comprehensive income (loss) before reclassifications	(4,875)	4,240	(635)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(1,282)	(1,282)
Balance September 30, 2022	$(26,887)	$14,921	$(11,966)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(20,797)	$2,024	$(18,773)
Other comprehensive income (loss) before reclassifications	(6,090)	13,591	7,501
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(694)	(694)
Balance September 30, 2022	$(26,887)	$14,921	$(11,966)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $10.5 million of the amounts recorded within accumulated other comprehensive loss related to the interest rate swap agreements in effect as of September 30, 2022.

17.    Lease Agreements

As of September 30, 2022, we were the lessor to approximately 2,200 stores in our 30 consolidated outlet centers, under operating leases with initial terms that expire from 2022 to 2039, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Rental revenues - fixed	$79,427	$76,295	$239,417	$223,062
Rental revenues - variable (1)	26,142	30,970	72,170	78,494
Rental revenues	$105,569	$107,265	$311,587	$301,556
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

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2022	September 30, 2021
Costs relating to construction included in accounts payable and accrued expenses	$10,525	$10,018

Dividends payable were as follows (in thousands):

	As of	As of
	September 30, 2022	September 30, 2021
Dividends payable	$—	$19,913

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Interest paid	$40,474	$42,806

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

As of September 30, 2022 we had not adopted any of the optional expedients or exceptions, however in October 2022 we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. This was done as we modified all of our current interest rate derivative contract indexes from LIBOR to Adjusted SOFR. We have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other applicable elections as additional changes in the market and with respect to our debt and derivative instruments occur.

20. Subsequent Events

Memphis Consolidated Joint Venture

In October 2022, the Southaven, MS joint venture amended and restated its secured term loan, increasing the outstanding balance to $51.7 million from $40.1 million, extending maturity from April 2023 to October 2026 plus a one year extension option, with an interest rate of Adjusted SOFR plus 200 basis points.

Operating Partnership Term Loan

In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million and the maturity was extended to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted SOFR + 1.20% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.

Dividend Declaration

In October 2022, the Company's Board of Directors declared a $0.22 cash dividend per common share payable on November 15, 2022 to each shareholder of record on October 31, 2022, and in its capacity as General Partner of the Operating Partnership a $0.22 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2022 with the three and nine months ended September 30, 2021. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of the COVID-19 pandemic, rising inflation, supply chain and labor issues, and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers, including our Nashville development; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of September 30, 2022, we had 30 consolidated outlet centers in 18 states totaling 11.5 million square feet. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2021 to September 30, 2022 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2021		11,873	31	2,212	7
Dispositions:
Jeffersonville	First Quarter	(412)	(1)	—	—
Saint-Sauveur	First Quarter	—	—	(99)	(1)
Other		(8)	—	—	—
As of December 31, 2021		11,453	30	2,113	6
Other		4	—	—	—
As of September 30, 2022		11,457	30	2,113	6

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of September 30, 2022. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	100.0
Riverhead, New York (1)	100	729,281	93.9
Foley, Alabama	100	554,736	95.8
Rehoboth Beach, Delaware (1)	100	550,921	96.2
Atlantic City, New Jersey (1) (3)	100	487,718	84.8
San Marcos, Texas	100	471,816	98.7
Sevierville, Tennessee (1)	100	449,968	100.0
Savannah, Georgia	100	429,089	98.6
Myrtle Beach Hwy 501, South Carolina	100	426,523	95.8
Glendale, Arizona (Westgate)	100	410,753	98.9
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100.0
Charleston, South Carolina	100	386,328	100.0
Lancaster, Pennsylvania	100	375,883	100.0
Pittsburgh, Pennsylvania	100	373,863	96.6
Commerce, Georgia	100	371,408	100.0
Grand Rapids, Michigan	100	357,133	89.0
Fort Worth, Texas	100	351,741	99.1
Daytona Beach, Florida	100	351,691	99.7
Branson, Missouri	100	329,861	100.0
Southaven, Mississippi (2) (3)	50	324,801	100.0
Locust Grove, Georgia	100	321,082	100.0
Gonzales, Louisiana	100	321,066	100.0
Mebane, North Carolina	100	319,762	99.0
Howell, Michigan	100	314,438	81.5
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	80.0
Tilton, New Hampshire	100	250,558	93.3
Hershey, Pennsylvania	100	249,696	97.2
Hilton Head II, South Carolina	100	206,564	98.7
Hilton Head I, South Carolina	100	181,687	98.8
Blowing Rock, North Carolina	100	104,009	96.0
Totals		11,457,463	96.4
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,698	97.8
Ottawa, Ontario	50	357,209	95.9
Columbus, Ohio (1)	50	355,245	97.2
Texas City, Texas (Galveston/Houston) (1)	50	352,705	95.2
National Harbor, Maryland (1)	50	341,156	98.4
Cookstown, Ontario	50	307,883	96.2
Total		2,112,896	96.8
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

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve month periods ended September 30, 2022 and 2021:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2022	329	1,732	$30.24	5.6%	$2.90	3.59
2021	292	1,320	$28.02	(3.1)%	$6.26	2.95

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2022	379	1,923	$30.82		$10.29	4.04
2021	342	1,501	$27.95		$15.15	3.31
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

NET INCOME (LOSS)
Net income increased $35.4 million in the 2022 period to $24.3 million as compared to a net loss of $11.1 million for the 2021 period. Significant items impacting the comparability for the two periods include the following:

•the current period had a higher average portfolio occupancy rate, and
•the prior year period included a loss on the early extinguishment of debt of $33.8 million.

RENTAL REVENUES
Rental revenues decreased $1.7 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2022	2021	Increase/(Decrease)
Rental revenues from existing properties	$105,589	$105,491	$98
Straight-line rent adjustments	(155)	383	(538)
Lease termination fees	228	1,424	(1,196)
Amortization of above and below market rent adjustments, net	(93)	(33)	(60)
	$105,569	$107,265	$(1,696)

Rental revenues decreased primarily because the 2021 period included lease termination fees from a single tenant that vacated multiple locations throughout the portfolio. No such significant terminations occurred in the 2022 period.

Rental revenues at existing properties was positively impacted by higher occupancy between the periods, 96% compared to 94%, but this was offset by lower variable revenues, which are derived from tenant sales.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $256,000 in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2022	2021	Increase/(Decrease)
Management and marketing	$661	$530	$131
Leasing and other fees	61	72	(11)
Expense reimbursements from unconsolidated joint ventures	1,175	1,039	136
	$1,897	$1,641	$256

Management fee income increased due to our addition of property management responsibilities during the 2022 period for a center in West Palm Beach, Florida.

OTHER REVENUES
Other revenues increased $421,000 in the 2022 period as compared to the 2021 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2022	2021	Increase/(Decrease)
Other revenues from existing properties	$3,980	$3,559	$421
Other revenues from existing properties increased in the 2022 period due to an increase in other revenue streams, such as paid media, sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $1.1 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2022	2021	Increase/(Decrease)
Property operating expenses from existing properties	$34,433	$35,670	$(1,237)
Expenses related to unconsolidated joint ventures	1,175	1,039	136
Other property operating expenses	468	477	(9)
	$36,076	$37,186	$(1,110)

Property operating expenses from existing properties decreased in the 2022 period primarily due to the timing of certain advertising and promotional costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $2.6 million in the 2022 period compared to the 2021 period. The increase was primarily from the hiring of certain executives and other key employees during the second half of 2021 to drive operational and growth initiatives.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.5 million in the 2022 period compared to the 2021 period, primarily due to a slow down in the development and acquisition pipeline in recent years due to COVID-19 and certain assets becoming fully depreciated.

INTEREST EXPENSE
Interest expense decreased $1.6 million in the 2022 period compared to the 2021 period primarily because during August and September 2021, we completed a public offering of $400.0 million 2.750% of senior notes and completed the early redemption of $100.0 million of 3.875% senior notes due in 2023 (“2023 notes”) and $250.0 million of 3.75% senior notes due in 2024 (“2024 notes”), reducing our average interest rate.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
For the three months ended September 30, 2021, we recorded a make-whole premium of $31.9 million and the write off of approximately $1.9 million of debt discount and debt origination costs due to the early redemption of our remaining 2023 notes and all of our 2024 notes.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $1.1 million in the 2022 period, primarily due to higher investment income from opportunities available in the current rising interest rate environment.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $206,000 in the 2022 period compared to the 2021 period. The decrease is primarily due to the increase in variable interest rates in 2022 that has negatively impacted two of our joint ventures that have variable rate mortgages. The Columbus variable interest rate mortgage was refinanced in September 2022 and now has a fixed interest rate of 6.25%.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

NET INCOME
Net income increased $70.8 million in the 2022 period to $66.6 million as compared to a net loss of $4.1 million for the 2021 period. Significant items impacting the comparability for the two periods include the following:

•the current period had a higher average portfolio occupancy rate
•the 2021 period included a loss on the early extinguishment of debt of $47.9 million related to the redemption of all of our 2023 and 2024 notes,

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

RENTAL REVENUES
Rental revenues increased $10.0 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2022	2021	Increase/(Decrease)
Rental revenues from existing properties	$310,151	$299,823	$10,328
Rental revenues from properties disposed	(12)	519	(531)
Straight-line rent adjustments	(1,190)	(1,137)	(53)
Lease termination fees	2,859	2,224	635
Amortization of above and below market rent adjustments, net	(221)	127	(348)
	$311,587	$301,556	$10,031

Rental revenues increased primarily due to an increase in occupancy rate for the consolidated portfolio to 96.4% as of September 30, 2022 compared to 94.3% as of September 30, 2021. Additionally, rental revenues were also impacted by the reversal of revenue reserves in the 2022 period of approximately $3.7 million, compared to $2.8 million in the same period of the prior year.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $488,000 in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2022	2021	Increase/(Decrease)
Management and marketing	$1,749	$1,575	$174
Leasing and other fees	96	231	(135)
Expense reimbursements from unconsolidated joint ventures	3,015	2,566	449
Total Fees	$4,860	$4,372	$488

Management fee income increased due to our addition of property management responsibilities during the 2022 period for a center in West Palm Beach, Florida. Leasing fee income decreased due to the 2021 period containing more renewal and re-tenant opportunities at our unconsolidated joint ventures.

OTHER REVENUES
Other revenues increased $1.2 million in the 2022 period as compared to the 2021 period. The following table sets forth the changes in other revenues (in thousands):

	2022	2021	Increase/(Decrease)
Other revenues from existing properties	$9,705	$8,486	$1,219
Other revenues from property disposed	—	18	(18)
	$9,705	$8,504	$1,201

Other revenues from existing properties increased in the 2022 period due to an increase in other revenue streams, such as paid media, sponsorships and on-site signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.8 million in the 2022 period as compared to the 2021 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2022	2021	Increase/(Decrease)
Property operating expenses from existing properties	$100,884	$100,759	$125
Property operating expenses from property disposed	—	(1,163)	1,163
Expenses related to unconsolidated joint ventures	3,015	2,566	449
Other property operating expense	1,632	1,585	47
	$105,531	$103,747	$1,784

Property operating expenses from existing properties increased in the 2022 period compared to the 2021 period, primarily due to higher property insurance costs. The 2021 period for properties disposed includes net proceeds received from the successful appeal of property taxes for tax years prior to disposition. The 2022 period included no such refunds.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $4.9 million in the 2022 period compared to the 2021 period. The increase is primarily driven by the hiring of certain executives and other key employees throughout 2021 to drive operational and growth initiatives. The 2022 period included $2.4 million of executive severance costs and the 2021 period included $2.4 million of compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021 and other executive severance. In addition, travel costs have increased compared to 2021 with the decrease in restrictions from COVID-19 and other corporate employee benefit costs have increased as well.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $4.9 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2021 period to the 2022 period (in thousands):

	2022	2021	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$77,908	$82,788	$(4,880)
Depreciation and amortization from property disposed	—	38	(38)
	$77,908	$82,826	$(4,918)

Depreciation and amortization costs decreased primarily due to a slow down in the development and acquisition pipeline and certain assets becoming fully depreciated.

INTEREST EXPENSE
Interest expense decreased $6.1 million in the 2022 period compared to the 2021 period for the following reasons:

•During August and September 2021, we completed a public offering of $400.0 million 2.750% of senior notes and completed the early redemption of $250.0 million of the 2023 notes and $250.0 million of the 2024 notes, reducing our average interest rate.
•During different times in 2021, we paid down approximately $50.0 million of borrowings under our unsecured term loan. The 2022 period reflects the full impact of those paydowns.

LOSS ON EARLY EXTINGUISHMENT OF DEBT
For the nine months ended September 30, 2021, we recorded make-whole premiums of $44.9 million and the write offs of approximately $2.9 million of debt discount and debt origination costs due to the early redemption of our 2023 and 2024 notes.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $6.8 million in the 2022 period compared to the 2021 period. The increase was primarily due to a $2.4 million gain on sale of a non-real estate asset, higher investment income in the 2022 period and the inclusion in the 2021 period of a $3.6 million foreign currency loss from the sale by the RioCan joint venture of its outlet center in Saint-Sauveur, Quebec in which we had a 50% ownership interest.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $37,000 in the 2022 period compared to the 2021 period. In the table below, information set forth for properties disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2022	2021	Increase/(Decrease)
Equity in earnings from existing properties	$6,795	$6,568	$227
Equity in earnings from property disposed	—	190	(190)
	$6,795	$6,758	$37

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

In February 2021, we established an at-the-market share offering program (“ATM Offering”) under our shelf registration statement on Form S-3. We may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. The Operating Partnership currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of September 30, 2022, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Number of common shares settled during the period	—	331,682	—	10,009,263
Average price per share	$—	$18.85	$—	$18.97
Aggregate gross proceeds (in thousands)	$—	$6,253	$—	$189,868
Aggregate net proceeds after selling commissions and fees (in thousands)	$—	$6,092	$—	$186,969

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80 million that expired in May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three and nine months ended September 30, 2022 and 2021. The remaining amount authorized to be repurchased under the program as of September 30, 2022 was approximately $80.0 million.

In July 2022, the Company's Board of Directors declared a $0.20 cash dividend per common share payable on August 15, 2022 to each shareholder of record on July 29, 2022, and in its capacity as General Partner of the Operating Partnership, a $0.20 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In October 2022, the Company's Board of Directors declared a $0.22 cash dividend per common share payable on November 15, 2022 to each shareholder of record on October 29, 2022, and in its capacity as General Partner of the Operating Partnership a $0.22 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$24,146	$2,626	$21,520
Renovations	—	227	(227)
Second generation tenant allowances (2)	4,938	(5)	4,943
Other capital expenditures (3)	18,494	11,137	7,357
	47,578	13,985	33,593
Conversion from accrual to cash basis	(1,830)	9,700	(11,530)
Additions to rental property-cash basis	$45,748	$23,685	$22,063
(1)The increase in new outlet center developments and expansions is primarily due to development costs at our site in Nashville, TN and other projects.
(2)In the 2021 period, second generation tenant allowances are presented net of $3.3 million tenant allowance reversals, which were the result of a lease modification.
(3)The increase in other capital expenditures in 2022 was primarily related to our ongoing solar initiatives.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop outlet centers. As of September 30, 2022 we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Our joint ventures are typically encumbered by a mortgage on the joint venture property. We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. A default by a joint venture under its debt obligations may expose us to liability under the guaranty. For secured term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 15.5% of principal. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

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

Contractual Obligations

There were no material changes in our commitments during the nine months ended September 30, 2022 under contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of September 30, 2022.

Future Debt Obligations
As described further in Note 7 of the notes to the consolidated financial statements, as of September 30, 2022, scheduled maturities of our existing long-term debt for the remainder of 2022, 2023, 2024, 2025 and 2026 are $1.1 million, $44.9 million, $305.1 million, $1.5 million and $355.7 million, respectively. As of September 30, 2022, scheduled maturities after 2026 aggregate to $700.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2022, these interest obligations total approximately $40.4 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$122,686	$143,729	$(21,043)
Net cash used in investing activities	(31,371)	(1,928)	(29,443)
Net cash used in financing activities	(71,824)	(83,607)	11,783
Effect of foreign currency rate changes on cash and equivalents	(93)	(131)	38
Net increase (decrease) in cash and cash equivalents	$19,398	$58,063	$(38,665)

Operating Activities
In 2022, our net cash provided by operating activities decreased year over year primarily due to changes in working capital. The decrease was partially offset by an increase in rental revenues primarily due an increase in occupancy rates, variable rental revenues and reversals of revenue reserves.

Investing Activities
The increase in net cash used in investing activities was primarily due to the purchase of land at our new center in Nashville, Tennessee, paired with increased additions to rental properties in the 2022 period. The 2021 period included net proceeds of approximately $8.1 million received in 2021 from the sale of our Jeffersonville outlet center, while the 2022 period included lower distributions in excess of cumulative earnings from unconsolidated joint ventures and lower other investing activities. In addition, we made a $7.0 million contribution to the Galveston/Houston joint venture in 2021 to reduce the principal balance of the mortgage loan. No property sales or contributions to joint ventures occurred in 2022. The above changes were all partially offset by net proceeds on the sale of non-real estate assets of $14.6 million that occurred in 2022.

Financing Activities
Net cash used in financing activities decreased during the first nine months of 2022 primarily due to 2021 activity that included an early redemption of $250.0 million aggregate principal amount of our 3.875% senior notes due December 2023 and $250 million of our 3.75% senior notes due 2024, which included make-whole premiums of $44.9 million. In addition, in March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our unsecured term loan with cash on hand. These decreases were partially offset by the proceeds from our common share offering of $400.00 million in 2021 under our ATM offering program. Additionally, for the nine months ended September 30, 2022, there was an increase in dividends paid.

Financing Arrangements

As of September 30, 2022, unsecured borrowings represented 96% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

As of September 30, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of September 30, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

As of September 30, 2022, the Company’s total liquidity was approximately $700.7 million, including cash and cash equivalents on the Company’s balance sheet and the full undrawn capacity under its $520 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next twelve months.
Memphis Consolidated Joint Venture

Additionally, in October 2022, the Southaven, MS joint venture amended and restated its secured term loan, increasing the outstanding balance to $51.7 million from $40.1 million, extending maturity to October 2026 plus a one year extension option, from April 2023, with an interest rate of Adjusted SOFR plus 200 basis points.

Operating Partnership Term Loan

In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million and the maturity was extended to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted SOFR + 1.20% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the COVID-19 pandemic, rising interest rates and inflation, and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is $350.0 million of 3.125% senior notes due in September 2026.

Equity Offerings under the ATM Offering Program
In February 2021, the Company established the ATM Offering program whereby it may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2021, under this program, the Company sold 10.0 million shares at a weighted average price of $18.97 per share, generating net proceeds of $187.1 million and leaving a remaining authorization of $60.1 million. The proceeds were contributed to the Operating Partnership and then used primarily to reduce indebtedness. There were no shares sold under the ATM program for the three and nine months ended September 30, 2022.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at September 30, 2022 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions, including those associated with the COVID-19 pandemic. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of September 30, 2022, we believe our most restrictive covenants are contained in our senior, unsecured notes. Key financial covenants and their covenant levels, which are calculated based on contractual terms, include the following:

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	40%
Total secured debt to adjusted total assets	< 40%	2%
Total unencumbered assets to unsecured debt	> 150%	239%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7

In addition, key financial covenants for our lines of credit and term loan, include the following as of September 30, 2022:

	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	37%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.5
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	33%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7

Depending on the future economic impact of COVID-19, inflation and rising interest rates, other covenants related to credit facilities, term loans, and other debt obligations could become one of our most restrictive covenants.

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2022 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	October 2032	6.25%	—%	—
Galveston/Houston	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.3)
	$329.2				$10.0

Columbus

In September 2022, the Columbus joint venture completed the refinance of its mortgage. The new $71.0 million non-recourse loan has a maturity date of October 2032 and a fixed interest rate of 6.25%.

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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three and nine months ended September 30, 2022, other than discussed below.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$24,345	$(11,071)	$66,626	$(4,133)
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	24,853	26,367	76,129	81,106
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,871	2,908	8,416	8,817
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	—	3,704
FFO	52,069	18,204	151,171	89,494
Allocation of earnings to participating securities	(412)	(401)	(1,270)	(1,095)
FFO available to common shareholders (2)	$51,657	$17,803	$149,901	$88,399
As further adjusted for:
Compensation related to voluntary retirement plan and other executive severance (3)	—	294	2,447	2,712
Gain on sale of non-real estate asset (4)	—	—	(2,418)	—
Loss on early extinguishment of debt (5)	—	33,821	—	47,860
Impact of above adjustment to the allocation of earnings to participating securities	—	(97)	—	(225)
Core FFO available to common shareholders (2)	$51,657	$51,821	$149,930	$138,746
FFO available to common shareholders per share - diluted (2)	$0.47	$0.16	$1.37	$0.84
Core FFO available to common shareholders per share - diluted (2)	$0.47	$0.47	$1.37	$1.32

Weighted Average Shares:
Basic weighted average common shares	103,749	103,269	103,655	99,446
Effect of notional units	527	—	473	—
Effect of outstanding options and restricted common shares	661	—	701	—
Diluted weighted average common shares (for earnings per share computations)	104,937	103,269	104,829	99,446
Effect of notional units	—	583	—	518
Effect of outstanding options	—	753	—	736
Exchangeable operating partnership units	4,762	4,795	4,762	4,795
Diluted weighted average common shares (for FFO per share computations) (2)	109,699	109,400	109,591	105,495
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
(5)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining 2023 Notes, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million, of which $31.9 million occurred during the third quarter of 2021. In the same period, we also recorded write-offs of approximately $2.9 million of debt discount and debt origination costs due to the early redemption of our 2023 and 2024 notes, of which $1.9 million occurred in the third quarter of 2021.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio and total portfolio at pro rata share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$24,345	$(11,071)	$66,626	$(4,133)
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,055)	(2,261)	(6,795)	(6,758)
Interest expense	11,660	13,282	34,870	40,982
Loss on early extinguishment of debt (1)	—	33,821	—	47,860
Other (income) expense	(1,395)	(253)	(4,154)	2,598
Depreciation and amortization	25,445	26,944	77,908	82,826
Other non-property (income) expense	(279)	113	(45)	22
Corporate general and administrative expenses	17,495	14,951	52,309	47,468
Non-cash adjustments (2)	348	(244)	1,711	1,326
Lease termination fees	(228)	(1,424)	(2,859)	(2,224)
Portfolio NOI - Consolidated	75,336	73,858	219,571	209,967
Non-same center NOI - Consolidated	(58)	(106)	25	(1,751)
Same Center NOI - Consolidated (3)	$75,278	$73,752	$219,596	$208,216

Portfolio NOI - Consolidated	$75,336	$73,858	$219,571	$209,967
Pro rata share of unconsolidated joint ventures	6,888	6,827	20,595	19,442
Portfolio NOI - total portfolio at pro rata share	82,224	80,685	240,166	229,409
Non-same center NOI - total portfolio at pro rata share	(58)	(434)	25	(2,086)
Same Center NOI - total portfolio at pro rata share (3)	$82,166	$80,251	$240,191	$227,323
(1)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining 2023 Notes, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million, of which $31.9 million occurred during the third quarter of 2021. In the same period, we also recorded write-offs of approximately $2.9 million of debt discount and debt origination costs due to the early redemption of our 2023 and 2024 notes, of which $1.9 million occurred in the third quarter of 2021.
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
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, gain on sale of non-real estate asset, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.

We determine EBITDAre based on the definition set forth by NAREIT, which is defined as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on early extinguishment of debt, net, casualty gains and losses, compensation related to voluntary retirement plan and other executive officer severance, gain on sale of non-real estate asset, gains and losses on sale of outparcels, and other items that that we do not consider indicative of the Company's ongoing operating performance.
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
•They do not reflect our net interest expense;

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$24,345	$(11,071)	$66,626	$(4,133)
Adjusted to exclude:
Interest expense, net (5)	10,297	13,178	33,260	40,654
Depreciation and amortization	25,445	26,944	77,908	82,826
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	—	3,704
Compensation related to voluntary retirement plan and other executive severance (2)	—	294	2,447	2,712
Gain on sale of non-real estate asset (3)	—	—	(2,418)	—
Loss on early extinguishment of debt (4)	—	33,821	—	47,860
Adjusted EBITDA	$60,087	$63,166	$177,823	$173,623

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$24,345	$(11,071)	$66,626	$(4,133)
Adjusted to exclude:
Interest expense, net (5)	10,297	13,178	33,260	40,654
Depreciation and amortization	25,445	26,944	77,908	82,826
Loss on sale of joint venture property, including foreign currency effect (1)	—	—	—	3,704
Pro-rata share of interest expense - unconsolidated joint ventures	1,861	1,457	4,897	4,384
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,871	2,907	8,416	8,817
EBITDAre	$64,819	$33,415	$191,107	$136,252
Compensation related to voluntary retirement plan and other executive officer severance (2)	—	294	2,447	2,712
Gain on sale of non-real estate asset (3)	—	—	(2,418)	—
Loss on early extinguishment of debt (4)	—	33,821	—	47,860
Adjusted EBITDAre	$64,819	$67,530	$191,136	$186,824
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
(4)In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining 2023 Notes, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt includes make-whole premiums of $44.9 million, of which $31.9 million occurred during the third quarter of 2021. In the same period, we also recorded write-offs of approximately $2.9 million of debt discount and debt origination costs due to the early redemption of our 2023 and 2024 notes, of which $1.9 million occurred in the third quarter of 2021.
(5)Interest expense, net includes interest expense less interest income, which is included in other income on our statement of operations.

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

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of September 30, 2022 no one tenant (including affiliates) accounts for more than 8% of our square feet or 6% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2022, approximately 2.1 million square feet, or 17% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of September 30, 2022, we had lease renewals executed or in process for 75.6% of the space scheduled to expire during 2022 compared to 67.6% of the space scheduled to expire during 2021 that was executed or in process as of September 30, 2021.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. We continue to be encouraged by the stability of our sales trends which remain elevated above pre-pandemic levels. However, many retailers across the country are currently facing, or expect to face, potential impact of rising inflation, logistics and staffing issues. While we believe many of these retailers are proactively navigating this situation, the ultimate impact of inflation, labor and supply chain issues is unknown.

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

We believe outlet stores will continue to be a profitable and fundamental distribution channel for many brand name manufacturers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, our Same Center NOI could be negatively impacted. As a result of COVID-19, inflation, rising interest rates, and other current or future economic conditions, occupancy could be negatively impacted. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 96.5% and 94.4% as of September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, 3% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the LIBOR index of 100 basis points would result in an increase or decrease of approximately $401,000 in interest expense on an annual basis. The phase-out of LIBOR may result in additional interest rate risk and we have not yet determined an alternative benchmark rate.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2022	December 31, 2021
Fair value of debt	$1,224,737	$1,445,337
Recorded value of debt	$1,395,463	$1,397,076

A 100 basis point increase from prevailing interest rates at September 30, 2022 and December 31, 2021 would result in a decrease in fair value of total consolidated debt of approximately $43.7 million and $66.0 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments. In addition, the COVID-19 pandemic and actions taken by the Federal Reserve may impact markets, rates, behavior and other estimates used in the above scenarios.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

The Company is in the process of implementing new technology for its accounting systems. The Company has updated and continues to update its processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in its business processes resulting from the implementation of the new technology for its accounting systems. Other than the changes described above, there were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The Principal Executive Officer, Stephen J. Yalof, and Principal Financial Officer, Thomas J. Guerrieri Jr. of Tanger Factory Outlet Centers, Inc., sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2022, the Operating Partnership's disclosure controls and procedures were effective.

The Operating Partnership is in the process of implementing new technology for its accounting systems. The Operating Partnership has updated and continues to update its processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in its business processes resulting from the implementation of the new technology for its accounting systems. Other than the changes described above, there were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for both the three months ended September 30, 2022. The remaining amount authorized to be repurchased under the program as of September 30, 2022 was approximately $80.0 million.

For certain restricted common shares that vested during the three months ended September 30, 2022, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 37,792 for the three months ended September 30, 2022. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

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
DATE: November 4, 2022

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