Form 10-K/A
period 2021-12-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-11-28
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 11, 2022 was 104,084,734.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement filed with respect to the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

EXPLANATORY NOTE TO FORM 10-K/A

We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed with the Securities and Exchange Commission, or the SEC, on February 22, 2022, to amend the certification of the Principal Financial Officer of Tanger Factory Outlet Centers, Inc. originally filed as Exhibit 32.2 to the 2021 Form 10-K, which contained a clerical error. This Form 10-K/A also includes all parts of the 2021 Form 10-K, as well as updated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 and updated consents of Deloitte & Touche LLP. This Form 10-K/A does not reflect events occurring after the filing of the 2021 Form 10-K or modify or update those disclosures affected by subsequent events and all information other than the cover page, this explanatory note, Item 15, the certifications, the consents of Deloitte & Touche LLP and the signature pages is unchanged.

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
150
100
50
0
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

3.3
Tanger Properties Limited Partnership Second Amended and Restated Limited Partnership Agreement, dated November 12, 2021 (incorporated by reference to Exhibit 3.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated November 12, 2021)

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

10.1B*
2019 Declaration of Amendment to Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (As Amended and Restated as of April 4, 2014), as amended, dated as of March 29, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated August 5, 2019.)

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

10.3D
Fourth Amendment to Registration Rights Agreement among the Company, the Tanger Family Limited Partnership and Stanley K. Tanger dated August 8, 2006. (Incorporated by reference to Exhibit 10.12D to the Company's and Operating Partnerships's Registration Statement on Form S-3, dated August 9, 2006.)

10.3E
Fifth Amendment to Registration Rights Agreement among the Company, The Tanger Family Limited Partnership and Stanley K. Tanger dated August 10, 2009. (Incorporated by reference to Exhibit 1.2 to the Company's and Operating Partnership's Current Report on Form 8-K dated August 14, 2009.)

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

10.17
Fourth Amended and Restated Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto, BofA Securities, Inc., Wells Fargo Securities, LLC, Truist Bank and U.S. Bank National Association, as Joint Bookrunners and Joint Lead Arrangers, Wells Fargo Bank, National Association, U.S. Bank National Association and Truist Securities, Inc. as Syndication Agents, Regions Bank and TD Bank, N.A. as Managing Agents and BofA Securities, Inc. as Sustainability Agent (incorporated by reference to Exhibit 10.1 to the Company's and Operating Partnership's Current Report on Form 8-K dated July 14, 2021)

10.18
Fourth Amended and Restated Liquidity Credit Agreement, dated as of July 13, 2021, by and among Tanger Properties Limited Partnership, as the Borrower, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Current Report on Form 8-K dated July 14, 2021)

10.19
Second Amended and Restated Continuing Guaranty dated October 25, 2018 by and between Tanger Factory Outlet Centers, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Current Report on Form 8-K dated October 26, 2018.)

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

10.24*
Inducement Option Award Agreement between the Company and Stephen Yalof, dated April 10, 2020 (Incorporated by reference to Exhibit 10.5 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated May 11, 2020).

10.25
Tanger Factory Outlet Centers, Inc. Executive Severance and Change of Control Plan, effective March 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership's Current Report on Form 8-K dated April 5, 2021)

10.26*
Transition and Consulting Agreement between Tanger Factory Outlet Centers, Inc. and Lisa J. Morrison, dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated September 10, 2021)

10.27*
Offer Letter of Leslie A. Swanson, dated September 28, 2020 (incorporated by reference to Exhibit 10.47 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 23, 2021).

10.28*	Offer Letter of Justin Stein, dated October 13, 2021 (incorporated by reference to Exhibit 10.28 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
10.29*	Offer Letter of Andrew Wingrove, dated November 5, 2021 (incorporated by reference to Exhibit 10.29 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
21.1	List of Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
21.2	List of Subsidiaries of the Operating Partnership. (incorporated by reference to Exhibit 21.2 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
22.1
List of Subsidiary Issuers and Guarantors of Registered Securities. (incorporated by reference to Exhibit 22.1 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).

23.1**	Consent of Deloitte & Touche LLP (Tanger Factory Outlet Centers, Inc.)
23.2**	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1**	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.2**	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.3**	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4**	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1***	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2***	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3***	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4***	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

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

November 28, 2022

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

November 28, 2022

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