Form 10-Q/A
period 2022-03-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-11-28
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

As of April 29, 2022, there were 104,394,192 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE TO FORM 10-Q/A
We are filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission, or the SEC, on May 9, 2022, to amend the certification of the Principal Financial Officer of Tanger Factory Outlet Centers, Inc. originally filed as Exhibit 32.2 to the Form 10-Q, which contained a clerical error. This Form 10-Q/A also includes all parts of the Form 10-Q, as well as updated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events and all information other than the cover page, this explanatory note to Form 10-Q/A, Part II, Item 6, the certifications and the signature page is unchanged.

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

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

22.1	List of Subsidiary Issuers and Guarantors of Registered Securities (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K dated February 22, 2022).
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: November 28, 2022

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