Form 10-Q/A
period 2022-06-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2022-11-28
CIK 899715, 1004036

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

As of August 1, 2022, there were 104,371,479 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE TO FORM 10-Q/A

We are filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission, or the SEC, on August 8, 2022, to amend the certification of the Principal Financial Officer of Tanger Factory Outlet Centers, Inc. originally filed as Exhibit 32.2 to the Form 10-Q, which contained a clerical error. This Form 10-Q/A also includes all parts of the Form 10-Q, as well as updated certifications of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events and all information other than the cover page, this explanatory note to Form 10-Q/A, Part II, Item 6, the certifications and the signature page is unchanged.

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