Form 10-K
period 2022-12-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2023-02-27
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of voting shares held by non-affiliates of Tanger Factory Outlet Centers, Inc. was approximately $1,451,887,553 based on the closing price on the New York Stock Exchange for such shares on June 30, 2022.

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 10, 2023 was 104,497,920.

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement to be filed with respect to the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"), which, through its controlling interest in the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet shopping centers. The outlet centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2022, the Company and its wholly owned subsidiaries owned 104,497,920 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

ITEM 1.BUSINESS

The Company and the Operating Partnership

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2022, our consolidated portfolio consisted of 29 outlet centers, with a total gross leasable area of approximately 11.4 million square feet, which were 97% occupied and contained over 2,200 stores representing approximately 600 store brands, as well as one center under construction. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada. Our portfolio also includes one managed center totaling approximately 500,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name.

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

As of December 31, 2022, the Company and its wholly-owned subsidiaries owned 104,497,920 units of the Operating Partnership and the Non-Company LPs collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

New Development

In May 2022, we broke ground on our 37th center in Nashville, Tennessee. The center, which will be approximately 290,000 square feet, is expected to open in the third quarter of 2023 at an estimated total cost of $142.0 million to $150.0 million with a projected stabilized yield of 7.0% to 7.5%. Through December 31, 2022, we had incurred costs of $36.0 million associated with this development.

Property Management

In August 2022, we announced a strategic partnership with Clarion Partners at Palm Beach Outlets in West Palm Beach, Florida. We assumed marketing, leasing and property management responsibilities at the 457,000 square foot property, which has been rebranded as Tanger Outlets Palm Beach.

Financing Transactions

Unsecured Term Loan
In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million and the maturity was extended from April 2024 to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted Secured Overnight Financing Rate (SOFR) + 1.20% based on our current credit rating at closing. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.

Unsecured Lines of Credit
In October 2022, we amended our unsecured lines of credit to change the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.

Southaven, MS mortgage
In October 2022, the Southaven, Mississippi joint venture amended and restated its secured term loan, increasing the outstanding balance to $51.7 million from $40.1 million, extending the maturity from April 2023 to October 2026 plus a one-year extension option, with an interest rate of Adjusted SOFR plus 2.00%.

Unconsolidated Real Estate Joint Ventures Financing Transactions

Columbus, Ohio
In September 2022, the joint venture completed the refinance of its existing $71.0 million LIBOR + 1.85% which had a maturity date of November 2022. The refinanced mortgage remained $71.0 million but became a non-recourse loan with a maturity date in October 2032 and a fixed interest rate of 6.25%.

Property Sales

In December 2022, we sold our Blowing Rock, North Carolina center for $13.0 million, which resulted in a gain on sale of assets of $3.2 million.

Organizational Changes

In November 2022, Michael Bilerman became the Company’s Executive Vice President, Chief Financial Officer and Chief Investment Officer.

The Outlet Concept

Outlet centers generally consist of stores operated by brands and retailers that sell primarily branded products, some of which are made specifically for the outlet distribution channel, to consumers at significant discounts from regular retail prices charged by department stores, specialty stores and their own full price channels. Outlet centers offer advantages to brands and retailers as they are often able to charge customers lower prices for branded and designer products by eliminating the third party retailer or through operating efficiencies. Stores and outlet centers also typically have lower operating costs than other retailing formats, enhancing their profit potential. Outlet centers enable retailers to optimize the size of production runs and their inventory positions while continuing to maintain control of their distribution channels. Outlet centers also enable brands and retailers to establish a direct relationship with their customers and maintain brand integrity through control of product placement and pricing.

Our Outlet Centers

Each of our outlet centers, except one joint venture property, features the Tanger brand name. Additionally, we leverage the Tanger brand and platform to manage a center in Palm Beach, Florida owned by an institutional investor. We believe that our tenants and consumers recognize the Tanger brand as one that provides outlet shopping centers where consumers can trust the brand, value and experience.

As one of the original participants in this industry and through key additions to our executive, leasing, operating and center teams, we have established long-standing relationships with many of our tenants that we believe are critical in operating, managing, developing, and acquiring successful outlet and retail centers.

Our consolidated outlet centers are typically located in a variety of geographical areas, including high frequency tourist destinations and suburbs of vibrant and fast-growing markets. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio, comprised of approximately 600 designers, brands, specialty retailers and select multi-brand retailers such as Nike, Coach, Gap Outlet, Ralph Lauren, Michael Kors, Kate Spade, American Eagle, Under Armour, Banana Republic, Ann Taylor, Columbia, The North Face, Adidas, Levis, H&M, Old Navy, Bath and Body Works, Vineyard Vines, J Crew, Tory Burch, Hollister, Lululemon, Allbirds, Summersalt, Ulta, Hey Dude, Huk, Crocs, Restoration Hardware, Pottery Barn, West Elm, Williams-Sonoma, and many more.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during 2022, 2021 or 2020. As of December 31, 2022, no single tenant accounted for more than 7% of our leasable square feet or 6% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2022, the components of rental revenues are as follows (in thousands):

2022
Rental revenues - fixed	$319,219
Rental revenues - variable (1)	102,200
Rental revenues	$421,419
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

Business Strategy

Our Company has been built on a firm foundation of strong and enduring business relationships coupled with disciplined business practices. We partner with many of the world's best known and most respected brands and retailers. By fostering and maintaining strong relationships with these successful, high volume companies, we have been able to solidify our position as a leader in the outlet industry for over thirty years. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with our brands and retailers. Our seasoned team of professionals with diverse sets of expertise utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet business.

Growth Strategy

Our goal is to build shareholder value through a comprehensive, disciplined plan for sustained, long-term growth. We focus our efforts on increasing net operating income at our existing outlet centers, renovating and optimizing selected outlet centers and pursuing disciplined external growth in our current markets and potential new markets through selective ground-up development or the acquisition of retail real estate. Future retail real estate assets may be wholly-owned by us, owned through joint ventures or partnership arrangements, or through management agreements.

Increasing net operating income at existing outlet centers

Our leasing team focuses on optimizing the use of our real estate to attract and engage best in class brands and retailers with a focus on maximizing consumer demand and rent. The majority of our leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. We have historically been able to renew many leases at higher base rents per square-foot and replace underperforming tenants with new or existing brands in our portfolio. Given the current retail environment, we may choose to execute leases with new tenants or renew certain tenants to enhance our tenant mix or maintain a high portfolio occupancy rate. In addition, we are focused on generating non-store revenues (other revenues), through marketing partnerships, media and ROI driven sustainability initiatives and actively managing property operating expenses and marketing expenses as a means of growing net operating income.

Developing new outlet centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our expertise in the outlet industry, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to help ensure the viability of proceeding with a project, we gauge the interest of our retail partners first. We typically prefer to have signed leases or leases out for negotiation with tenants for at least 60% of the space in each outlet center prior to acquiring the site and beginning construction; however, we may choose to proceed with construction with less than 60% of the space pre-leased under certain circumstances. Construction of a new outlet center has typically taken us twelve to eighteen from groundbreaking to grand opening of the outlet center.

Expanding and renovating existing outlet centers

Keeping our centers vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premiere shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our outlet centers. Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

Acquiring retail real estate

We may selectively choose to acquire individual properties or portfolios of properties that meet our strategic investment criteria. We believe that our extensive experience in the retail business, access to capital markets, familiarity with real estate markets and our management experience will allow us to evaluate and execute our acquisition strategy successfully over time. Through our tenant relationships, our teams have the ability to implement a re-merchandising strategy when needed to increase occupancy rates, optimize rents and maximize value. We believe that our brand operating platform and operational expertise and overall retail industry experience will also allow us to add long-term value and viability to these assets.

Operating Strategy

Increasing cash flow to enhance the value of our properties and operations remains a primary business objective. Through targeted marketing and operational efficiencies, we strive to improve sales and profitability of our tenants and our outlet centers as a whole. Achieving higher base and percentage rents and generating additional income from temporary leasing, media and other non-store sources also remains an important focus and goal.

Leasing

Our long-standing retailer relationships and our focus on identifying emerging retailers allow us the ability to provide our shoppers with a collection of the world's most popular retailers. Tanger customers shop and save on their favorite branded merchandise including men's, women's and children's ready-to-wear, digitally native brands, lifestyle apparel, footwear, jewelry and accessories, tableware, housewares, luggage and home goods. In addition, we are focused on adding non-traditional uses to our tenant mix, including experiential and food and beverage tenants. In order for our outlet centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our outlet centers for maximum sales of each retail unit across our portfolio.

Marketing
Our comprehensive marketing plans are designed to drive sales and traffic in partnership with our retail partners. We leverage data to enable a return on investment-oriented performance marketing approach for efficient customer acquisition. Investments to transform our digital channels allow us to engage existing customers with timely and personalized communications. Our loyalty strategies are two pronged – earning increased wallet share with vested customers and optimizing an incremental ancillary revenue stream. Our efforts to engage broad audiences through seasonal events and our digital channels enable our ability to monetize our customer audience for media and sponsorship opportunities with retail partners and nationally trusted brands.

Capital Strategy

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through an appropriate mix of fixed and variable rate debt and interest rate hedging strategies, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements, including without limitation, cash on hand, retained free cash flow and debt and equity issuances.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, cash and cash equivalents, our short-term investments, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2023.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt maturity, which is our unsecured senior note due September 2026.

As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling and reducing construction and overhead costs, generating positive cash flows from operations to cover our distributions and maintaining appropriate leverage levels.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new outlet center. Our outlet centers compete for customers primarily with outlet centers built and operated by different developers, traditional shopping malls, full- and off-price retailers and e-commerce retailers. We believe that the majority of our customers visit outlet centers because they are intent on shopping brands at discounted prices. Traditional full-and off-price retailers and e-commerce retailers are often unable to provide such a variety and depth of selection and sizes at attractive prices.

Because our revenues are ultimately linked to our tenants' success, we are affected by the same competitive factors, such as consumer spending habits, as our tenants.

We compete with institutional pension funds, private equity investors, other REITs, individual owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of outlet centers and stores. In addition, the number of entities competing to acquire or develop outlet centers has increased and may continue to increase in the future, which could increase demand for these outlet centers and the prices we must pay to acquire or develop them. Nevertheless, we believe the high barriers to entry in the outlet industry, including the need for extensive marketing programs to drive traffic to the centers and relationships with premier brands and retailers, will continue to limit the number of new outlet centers developed each year.

Financial Information

We have one reportable operating segment. For financial information regarding our segment, see our consolidated financial statements.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina where our corporate headquarters is located, as well as a regional office in New York, New York.

As of December 31, 2022, we maintain offices and employ on-site management at 32 consolidated and unconsolidated outlet centers. The managers closely monitor the operation, marketing and local relationships at each of their outlet centers.

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

Human Capital Resources

As of December 31, 2022, we had 341 full-time employees, located at our corporate headquarters in North Carolina and 32 business offices. At that date, we also employed 262 part-time employees at various locations. In 2022, 57% of our full-time workforce has been with us for five years or longer.

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

One of our DEI Strategic Priorities is to Nurture a Diverse Tanger Community, including but not limited to driving equal access, opportunity, and advancement for customers, partners, stakeholders, board of directors, and all current and future team members, growing the diverse representation of our shoppers and communities within our workforce. As of December 31, 2022, team members who identify as females made up 82% of field employees, 24% of our executive leadership team, and 77% of our total 603-person workforce. Racial minorities made up 26% of our total workforce in 2022. The Company's Board gender composition consisted of 22% members who identify as female and 22% of members with racial diversity.

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

Reporting frameworks

Our goal is to utilize best practices in every aspect of our business, including our disclosures and ESG reporting. We have utilized the standards of the Global Reporting Initiative (GRI) since 2016 and began integrating certain disclosures from the Sustainability Accounting Standards Board (SASB, now the Value Reporting Foundation) in 2019. In 2021 and 2022, we disclosed to Global Real Estate Sustainability Benchmark (GRESB) and CDP (formerly, the Carbon Disclosure Project). We are also currently assessing our climate-related governance and strategy to report in line with the Task Force on Climate-related Financial Disclosures (TCFD) and we became a signatory to the United Nations Global Compact (UNGC) in 2022.

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

Priority ESG issues

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

Real property investments are subject to varying degrees of risk. The economic performance and values of real estate may be affected by many factors, including changes in the national, regional and local economic climate, inflation, interest rates, changes in government policies and regulations, unemployment rates, consumer confidence, consumer shopping preferences, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, our ability to provide adequate maintenance and insurance and increased operating costs.

We may be unable to develop new outlet centers or expand existing outlet centers successfully.

We intend to continue to develop new outlet centers and expand existing outlet centers as opportunities arise and are in the process of developing a new outlet center in Nashville, Tennessee. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include the following:

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

In the current and recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $113.0 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

Risks Related to our Business

The current COVID-19 pandemic has negatively affected and may continue to negatively affect our business, financial condition, liquidity and results of operations and those of our tenants. Other pandemics or public health crises may have similar adverse impacts.

The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent the spread of or remediate outbreaks of COVID-19 have had an adverse effect on our business and the businesses of our tenants.

Our financial results for 2020 were materially adversely impacted by COVID-19. During 2021 and 2022, our business and financial results improved, and metrics such as average overall occupancy rates, traffic to our centers, sales reported by our tenants, and collections of rental revenues returned to near, at, or in some cases above, pre-pandemic levels. Nevertheless, the extent to which the COVID-19 pandemic continues to impact our financial condition, results of operations and cash flows will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the direct and indirect economic effects of the pandemic and on consumers, among others.

The COVID-19 pandemic, or a future pandemic or other public health crisis, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•Reduced economic activity that could result in a prolonged recession and may consequently negatively impact consumer discretionary spending, which could impact our tenants' ability to fund their business operations and meet their obligations to us as well as reduce variable rents;
•Difficulty accessing debt and equity capital on attractive terms, or at all;
•Any inability to comply with financial covenants of our credit facility and other debt agreements which could result in a default and potentially an acceleration of indebtedness;
•Any impairment in value of our tangible or intangible assets;
•A general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties or dispose of properties at a net gain, as applicable.

•A deterioration in our or our tenants' ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' operations;
•Requiring employees to work remotely and/or the potential negative impact on the health of our personnel could result in a deterioration in our ability to ensure business continuity.

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

Our operations are subject to the results of operations of our retail tenants. A portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants. Accordingly, declines in these tenants' results of operations would reduce the income produced by our properties. If the sales or profitability of our retail tenants decline sufficiently, whether due to a change in consumer preferences, the current macroeconomic environment, legislative changes that increase the cost of their operations, supply chain issues or otherwise, such tenants may be unable to pay their existing rents as such rents would represent a higher percentage of their sales. Any resulting leasing delays, failures to make payments or tenant bankruptcies could result in the termination of such tenants' leases.

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed all or certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores or reduction of rent for stores that remain operating. For example, in 2019 and 2020, our revenues were adversely affected by higher than historical averages of bankruptcy filings and other tenant closures during those periods. In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has increased from 95% at the end of 2021 to 97% at the end of 2022. If our occupancy declines, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

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

Certain retailers have experienced, and may continue to experience for the foreseeable future considerable decreases in customer traffic in their retail stores, increased competition, and other forms of pressure on their business models. As pressure on such retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation may be impaired, adversely impacting our results of operations to the extent our revenues are dependent on variable revenue sources, and resulting in closures of their stores or their seeking a lease modification with us. Any lease renewal or modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges.

Our Canadian investments may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2022, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in two properties in Canada. Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

We may from time to time be subject to litigation that could negatively impact our financial condition, cash flows, results of operations and the trading price of our Common Shares.

We may from time to time be a defendant in lawsuits and regulatory proceedings relating to our business. Such litigation and proceedings may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations and the trading price of our Common Shares. Additionally, certain proceedings or the resolution of certain proceedings may affect the availability or cost of some of our insurance coverage and expose us to increased risks that would be uninsured. See Note 21 to the consolidated financial statements, updated by our subsequent filings with the SEC, for a discussion of pending litigation, if any.

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

Factors that could cause our securities to fluctuate significantly include but are not limited to; actual or anticipated variations in our operating results; cash flows or liquidity; changes in our earnings estimates or those of analysts; changes in our dividend policy; impairment charges affecting the carrying value of one or more of our outlet centers; changes in the general retail environment and macroeconomic conditions; industry trends, such as consolidation; shareholder activism and bankruptcy or brand-wide restructurings of retailers. In addition, a large proportion of our common shares has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common shares.

We could face adverse consequences as a result of the actions of activist shareholders.

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. Shareholders may engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes in or acquire control over us. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, share repurchases, or sales of assets or the entire company. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the company. If a shareholder, by itself or in conjunction with other shareholders or as part of a group, engages in activist activities with respect to us, our business could be adversely affected because responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, potentially disrupting operations and diverting the attention of our Board of Directors, senior management and employees from the execution of business strategies. In addition, perceived uncertainties as to our future direction might result in the loss of potential business opportunities and harm our ability to attract new tenants, customers and investors. If individuals are elected to our Board of Directors with a specific agenda, it might adversely affect our ability to effectively and timely implement our strategies and initiatives and to retain and attract experienced executives and employees. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also negatively affect our share price.

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

Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. While we maintain some of our own critical information technology systems, we also depend on third-party providers for important information technology software, products and services relating to several key business functions, such as payroll, electronic communications and certain accounting and finance functions, among others. Many of these providers have likewise experienced and expect to continue to experience cyberattacks and other security incidents.

A security compromise of our or our critical providers' information technology systems or business operations could occur through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization, due to malicious conduct, human error, negligence, and social engineering, as well as due to bugs, coding misconfigurations or other software vulnerabilities. Like many companies, we have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our outlet centers and other business processes. Disruption of those systems, for example, due to ransomware, could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been attacked, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs of remediation and compliance (particularly in light of increased regulation of corporate data privacy and cybersecurity practices) and expose us to material legal claims and liability by private litigants (including class actions) and regulatory agencies. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could also be adversely affected.

Our measures to prevent, detect and mitigate cyber threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach or disruptive cyberattack. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems, which in turn may impact our business and operations. We expect the frequency and intensity of cyberattacks to escalate in the future, particularly as threat actors become more sophisticated, for example, by deploying tools and techniques that are specifically designed to circumvent controls, to evade detection, and even to remove or obfuscate forensic evidence, all of which impedes our ability to detect, identify, investigate and remediate against cyberattacks. Continued remote and hybrid working arrangements also present additional cybersecurity risks given the prevalence of social engineering and vulnerabilities that are inherent in many non-corporate and home networks. In addition, laws, regulations, regulatory frameworks and industry standards related to cybersecurity and data privacy issues are developing rapidly, which may pose complex compliance challenges, lead to increased costs and potentially subject us to liability for violations. While we carry insurance related to cybersecurity events, our policies may not cover all of the costs and liabilities that could be incurred as the result of cyberattack or other security incident.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the SEC for either the Company or the Operating Partnership.

ITEM 2.PROPERTIES

As of December 31, 2022, our consolidated portfolio consisted of 29 outlet centers totaling 11.4 million square feet located in 18 states and one center under construction. We own interests in six other outlet centers totaling approximately 2.1 million square feet through unconsolidated joint ventures, including two outlet centers in Canada. Our portfolio also includes one managed center totaling approximately 500,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name. Our consolidated outlet centers range in size from 181,687 to 739,148 square feet. The outlet centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that the outlet centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. The outlet center in Deer Park, New York is the only property that comprises 10% or more of our consolidated total assets as of December 31, 2022. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2022. See "Properties - Significant Property" for further details.

We have an ongoing strategy of acquiring outlet centers, developing new outlet centers and expanding existing outlet centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2022, of the 29 outlet centers in our consolidated portfolio, we own the land underlying 23 and have ground leases on six. The following table sets forth information about the land leases on which all or a portion of the outlet centers are located:

Outlet Center	Acres	Expiration	Expiration including renewal terms at our option
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2100	2101
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2024	2039
Mashantucket, CT (Foxwoods)	8.1	2039	2089
Rehoboth Beach, DE	2.7	2044	2064

Generally, our leases with our outlet center tenants typically have an initial term that ranges from 5 to 10 years and provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in operating expenses resulting from inflation.

The following table summarizes certain information with respect to our consolidated outlet centers as of December 31, 2022:

State	Number of Outlet Centers	Square Feet	% of Square Feet
South Carolina	5	1,605,812	14
New York	2	1,468,429	13
Georgia	3	1,121,579	10
Pennsylvania	3	999,442	9
Texas	2	823,557	7
Michigan	2	671,571	6
Alabama	1	554,736	5
Delaware	1	550,921	5
New Jersey	1	487,718	4
Tennessee	1	449,968	4
Arizona	1	410,753	3
Florida	1	351,691	3
Missouri	1	329,861	3
Mississippi	1	324,801	3
Louisiana	1	321,066	3
North Carolina	1	319,762	3
Connecticut	1	311,229	3
New Hampshire	1	250,558	2
Total	29	11,353,454	100

The following table summarizes certain information with respect to our existing outlet centers in which we have an ownership interest as of December 31, 2022. Except as noted, all properties are fee owned:

Location	Legal Ownership %	Square Feet	% Occupied
Consolidated Outlet Centers
Deer Park, New York	100	739,148	100
Riverhead, New York (1)	100	729,281	93
Foley, Alabama	100	554,736	94
Rehoboth Beach, Delaware (1)	100	550,921	96
Atlantic City, New Jersey (1) (3)	100	487,718	90
San Marcos, Texas	100	471,816	96
Sevierville, Tennessee (1)	100	449,968	100
Savannah, Georgia	100	429,089	100
Myrtle Beach Hwy 501, South Carolina	100	426,523	98
Glendale, Arizona (Westgate)	100	410,753	100
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100
Charleston, South Carolina	100	386,328	100
Lancaster, Pennsylvania	100	375,883	100
Pittsburgh, Pennsylvania	100	373,863	96
Commerce, Georgia	100	371,408	99
Grand Rapids, Michigan	100	357,133	91
Fort Worth, Texas	100	351,741	99
Daytona Beach, Florida	100	351,691	100
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,801	100
Locust Grove, Georgia	100	321,082	99
Gonzales, Louisiana	100	321,066	100
Mebane, North Carolina	100	319,762	100
Howell, Michigan	100	314,438	84
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	86
Tilton, New Hampshire	100	250,558	94
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	99
Hilton Head I, South Carolina	100	181,687	99
Total		11,353,454	97
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 7 and 8 to the consolidated financial statements for further details of our debt obligations.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	398,698	98
Ottawa, Ontario	50	357,209	96
Columbus, Ohio (1)	50	355,245	100
Texas City, Texas (Galveston/Houston) (1)	50	352,705	96
National Harbor, Maryland (1)	50	341,156	100
Cookstown, Ontario	50	307,883	98
Total		2,112,896	98
(1)Property encumbered by mortgage. See Note 5 to the consolidated financial statements for further details of our joint ventures' debt obligations.

Location	Square Feet
Managed Properties
Palm Beach, Florida	457,326

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated outlet centers:

	2022	2021	2020 (2)	2019	2018
Occupancy	97%	95%	92%	97%	97%
Average annual base rent per square foot	$25.25	$23.79	$21.10	$25.35	$25.51
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by United States Generally Accepted Accounting Principles ("GAAP") and the effects of inducements and rent concessions divided by the weighted average square feet of the consolidated portfolio. Average annual base rent excludes common area maintenance and reimbursements.
(2)The decline in the average annual base rent per square foot in 2020 compared to previous years reflects the decline in occupancy from 97% in 2019 to 92% in 2020 and rent modifications primarily due to a number of tenants filing bankruptcy during 2020.

Lease Expirations

The following table sets forth, as of December 31, 2022, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2023	316	1,606	24.75	39,739	17
2024	352	1,672	27.47	45,926	20
2025	317	1,580	25.89	40,899	18
2026	221	1,089	26.62	28,987	12
2027	200	1,011	28.72	29,045	12
2028	121	792	21.75	17,216	7
2029	84	346	26.22	9,062	4
2030	48	303	29.44	8,933	4
2031	27	140	23.43	3,270	1
2032	47	287	29.70	8,517	4
2033 and after	8	40	35.87	1,444	1
	1,741	8,866	$26.28	$233,038	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, temporary leases and month-to-month leases totaling in the aggregate approximately 2.5 million square feet of our consolidated outlet centers.
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

Expiring leases

The following table sets forth information regarding the expiring leases for our consolidated outlet centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year (1)	Square Feet (in 000's)	% of Total Outlet Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2022	1,968	17	1,559	79
2021	1,728	15	1,359	79
2020	1,526	13	1,096	72
2019	1,320	11	1,020	81
2018	1,742	13	1,418	81
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

	Renewals of Existing Leases			Stores Re-leased to New Tenants
		Initial Rent (2)			Initial Rent (2)
		($ per sq. ft.)			($ per sq. ft.)
Year	Square Feet (in 000's)	New	Rent Spread %(3)	Square Feet (in 000's)	New	Rent Spread %(3)
2022	1,693	$30.72	9	122	$43.47	28
2021	978	$31.08	—	192	$29.27	(4)
2020	1,077	$22.90	(8)	91	$30.02	(5)
2019	967	$25.36	(7)	385	$28.34	(21)
2018	1,381	$30.57	(1)	299	$36.92	17
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

Year	Occupancy Costs as a % of Tenant Sales
2022	8.6
2021	8.1
2020	N/A (1)
2019	10.0
2018	9.9
(1)As a result of the COVID-19 pandemic, retailers stores were closed for much of the second quarter of 2020 due to mandates by order of local and state authorities. Given the fewer than twelve months of sales reported by our tenants for 2020, an average tenant occupancy cost is not provided for this period.

As of December 31, 2022, our occupancy cost ratio increased to 8.6%. The increase from 2021 relates to higher operating costs.

Tenants

The following table sets forth certain information for our consolidated outlet centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2022 (1) :

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Gap, Banana Republic, Old Navy	81	867,805	7.0%	5.3%
SPARC Group	Aéropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brands, Nautica	88	530,635	4.3%	4.0%
Premium Apparel, LLC; The Talbots, Inc.	LOFT, Ann Taylor, Lane Bryant, Talbots	76	406,570	3.3%	3.9%
Under Armour, Inc.	Under Armour, Under Armour Kids	28	246,787	2.0%	3.0%
PVH Corp.	Tommy Hilfiger, Calvin Klein	38	286,103	2.3%	3.0%
Tapestry, Inc.	Coach, Kate Spade, Stuart Weitzman	48	226,912	1.8%	3.0%
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	42	283,306	2.3%	2.8%
Nike, Inc.	Nike, Converse, Hurley	30	362,948	2.9%	2.4%
Columbia Sportswear Company	Columbia Sportswear	22	176,697	1.4%	2.3%
Capri Holdings Limited	Michael Kors, Michael Kors Men’s	27	137,486	1.1%	2.0%
Carter’s, Inc.	Carter's, OshKosh B'gosh	39	173,705	1.4%	2.0%
Signet Jewelers Limited	Kay Jewelers, Zales, Jared Vault	49	108,873	0.9%	1.9%
Skechers USA, Inc.	Skechers	28	154,913	1.2%	1.8%
Hanesbrands Inc.	Hanesbrands, Maidenform, Champion	33	162,479	1.3%	1.8%
Rack Room Shoes, Inc.	Rack Room Shoes	25	187,848	1.5%	1.8%
Ralph Lauren Corporation	Polo Ralph Lauren, Polo Children, Polo Ralph Lauren Big & Tall	30	338,181	2.7%	1.7%
V. F. Corporation	The North Face, Vans, Timberland, Dickies, Work Authority	27	143,207	1.2%	1.7%
Luxottica Group S.p.A.	Sunglass Hut, Oakley, Lenscrafters	53	79,829	0.6%	1.6%
Express Inc.	Express Factory	24	168,000	1.4%	1.6%
H & M Hennes & Mauritz LP.	H&M	18	385,321	3.1%	1.6%
Adidas AG	Adidas	19	141,430	1.1%	1.6%
Chico’s, FAS Inc.	Chicos, White House/Black Market, Soma Intimates	34	98,901	0.8%	1.5%
Levi Strauss & Co.	Levi's	27	111,510	0.9%	1.5%
Caleres Inc.	Famous Footwear	25	148,489	1.2%	1.4%
Rue 21, LLC	Rue 21	19	114,559	0.9%	1.3%
Total of Top 25 tenants		930	6,042,494	48.6%	56.5%
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

Tenants at the Deer Park outlet center principally conduct retail sales operations. The following table shows occupancy and certain base rental information related to this property as of December 31, 2022, 2021 and 2020:

Deer Park	Square Feet	2022	2021	2020
Outlet Center Occupancy	739,148	100%	95%	89%

Average base rental rates per weighted average square foot (1)		$35.33	$31.99	$19.25
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by GAAP and the effects of inducements and rent concessions divided by the weighted average square feet of the Deer Park Outlet Center.

The increase in the average annual base rent per square foot in 2022 compared to 2021 reflects the increase in occupancy from 95% in 2021 to 100% in 2022 and temporary rent modifications primarily due to a number of tenants filing for bankruptcy during 2020.

Depreciation on the outlet centers is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of up to 33 years for buildings, 15 years for land improvements and 7 years for equipment. Expenditures for ordinary repairs and maintenance are charged to operations as incurred while significant renovations and improvements, including tenant finishing allowances, which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. Real estate taxes assessed on this outlet center during 2022 amounted to $5.6 million. Real estate taxes for 2023 are estimated to be approximately $5.7 million.

The following table sets forth, as of December 31, 2022, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2023	16	99	27.36	2,709	15
2024	23	175	37.17	6,504	37
2025	5	24	33.46	803	5
2026	5	19	25.58	486	3
2027	4	15	46.60	699	4
2028	11	108	40.16	4,337	25
2029	7	21	33.24	698	4
2030	3	21	45.86	963	5
2031	2	5	37.60	188	1
2032	2	10	20.20	202	1
2033 and after	—	—	—	—	—
Total	78	497	$35.39	$17,589	100%
(1)Excludes leases that have been entered into but for which the tenant has not taken possession, vacant suites, temporary leases and month-to-month leases totaling in the aggregate approximately 242,000 square feet.
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

Information about the Executive Officers of Tanger Factory Outlet Centers, Inc.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Steven B. Tanger	74	Executive Chair of the Board
Stephen J. Yalof	60	Director, President and Chief Executive Officer
Michael J. Bilerman	47	Executive Vice President - Chief Financial Officer and Chief Investment Officer
Chad D. Perry	50	Executive Vice President - General Counsel and Secretary
Leslie A. Swanson	52	Executive Vice President - Chief Operating Officer
Justin C. Stein	43	Executive Vice President - Leasing
Andrew R. Wingrove	40	Executive Vice President - Chief Commercial Officer

The following is a biographical summary of the experience of our executive officers:

Steven B. Tanger. Mr. Tanger has served as Executive Chair of the Board since January 1, 2021 and Director of the Company since May 13, 1993. Mr. Tanger previously served as Chief Executive Officer from May 2017 to December 2020; President and Chief Executive Officer from January 2009 to May 2017; President and Chief Operating Officer from January 1995 to December 2008; and Executive Vice President from 1986 to December 1994. Mr. Tanger is a former Trustee of the International Council of Shopping Centers (ICSC); a former Director of The Fresh Market, a member of the Real Estate Roundtable and a Director and Member of the Executive Committee of the National Association of Real Estate Investment Trusts (Nareit). Mr. Tanger provides an insider's perspective in Board discussions about the business and strategic direction of the Company and has experience in all aspects of the Company's business.

Stephen J. Yalof. Mr. Yalof has served as a director of the Company since July 20, 2020, and as President and Chief Executive Officer since January 2021. Mr. Yalof joined the Company in April 2020 as President and Chief Operating Officer, bringing with him over 25 years of experience in the commercial real estate industry, with a primary focus on the retail space. He oversees the operations of the executive and senior leadership teams, emphasizing evolving the customer shopping experience. Prior to joining the Company, Mr. Yalof served as the Chief Executive Officer of Simon Premium Outlets of the Simon Property Group, Inc., a commercial real estate company and mall operator, from September 2014 to April 2020, where he drove forward the expansion and development of their real estate portfolio. He previously served as Senior Vice President of Real Estate for Ralph Lauren Corporation and Senior Director of Real Estate for The Gap, Inc. Mr. Yalof serves as a Trustee of the International Council of Shopping Centers (ICSC), as well as on the advisory boards of HeadCount and the Center for Real Estate & Urban Analysis (CREUA) at George Washington University, his alma mater, where he earned a B.S. in Business Administration. Mr. Yalof provides insight into the Company's operations and strategy as well as extensive experience in the real estate and retail industries.

Michael J. Bilerman. Mr. Bilerman is the Company’s Executive Vice President - Chief Financial Officer and Chief Investment Officer. Mr. Bilerman joined the Company in November 2022 as Executive Vice President - Chief Financial Officer and Chief Investment Officer, bringing nearly 25 years of real estate capital markets, industry and leadership experience. Prior to joining the Company, Mr. Bilerman served as a Managing Director at Citigroup Inc., a global financial services company, from 2008 to 2022, leading the firm’s global real estate investment research franchise and the US Real Estate & Lodging team, which had coverage of over 250 publicly traded companies globally across all real estate and infrastructure sectors. Over his career, Mr. Bilerman has received significant industry, team and individual recognitions including being named to Institutional Investor’s All America Research Team for 15 years straight prior to joining the Company and receiving Nareit’s Industry Achievement Award in 2020, awarded annually to one industry professional whose acumen and integrity have helped heighten awareness of REITs and publicly traded real estate. Mr. Bilerman served in various other leadership capacities at Citigroup, Inc. since 2004, and previously was employed by Goldman Sachs from 1998 to 2004 in Investment Banking and then in Equity Research. Mr. Bilerman is responsible for the Company's financial reporting, accounting, tax, capital markets, investor relations, financial planning and analysis and information systems functions. He is a graduate of McGill University with a double major in finance and strategic management.

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

Leslie A. Swanson. Ms. Swanson was named Executive Vice President – Chief Operating Officer in December 2021. She joined the Company in October 2020 as Executive Vice President of Operations, bringing over 25 years of experience in shopping center operations, management and marketing and a reputation as a proven team leader, revenue generator, and thought leader. Previously, she served as Executive Vice President of Property Management for Simon Premium Outlets, a business of the commercial real estate company, Simon Property Group, Inc., from 2016 to 2020 where she oversaw 8 straight years of NOI growth and added 12 new and 15 expanded centers to that portfolio over the same period. Ms. Swanson has direct oversight of the Company’s Operations, Marketing Partnerships, and Specialty Leasing disciplines and is responsible for creating new revenue levers that complement Tanger’s core business, strengthening revenue generation and operating capacities at all levels throughout Tanger. She is a graduate of Illinois State University, where she earned her Bachelor of Arts and Science degree in Public Relations and Organizational Communication Psychology.

Justin C. Stein. Mr. Stein joined the Company in October 2021 as Executive Vice President - Leasing. Prior to joining the Company, he served as Senior Vice President of Leasing at Simon Property Group, Inc., a commercial real estate company, for 10 years. A consistent top producer and key member of their leadership team, Justin’s innovative approach to deal making and relationship-driven mentality has made him one of the most respected and productive persons in the industry. He also has more than eight years of experience in the retail brokerage industry as a Managing Director of Retail for Newmark, CBRE and Cushman & Wakefield, all of which are commercial real estate companies. Justin’s major responsibilities include managing the leasing strategies for Tanger’s operating properties, as well as expansions and new developments. He also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Justin is a graduate of Bryant University where he earned a B.S. in Computer Information Systems. He also earned a Master’s of Science, Information Systems from Stevens Institute of Technology.

Andrew R. Wingrove. Mr. Wingrove joined the Company as Executive Vice President - Chief Commercial Officer in December 2021, bringing over 15 years of experience across consumer brands. Focused on Tanger’s transformation from a real estate company to a customer experience company, he is responsible for modernizing the customer experience and cultivating a more digitally native community to further enhance the Company’s competitive advantage. In his role, Mr. Wingrove oversees commercial and digital strategy, loyalty, performance marketing, customer experience and brand. He is a customer-centric, commercially-oriented marketer who most recently was at CLEAR, an identity verification technology company and served as Senior Vice President for Travel and the GM Aviation from October 2020 to August 2021, was Chief Experience Officer at Bonobos, an apparel company, from September 2018 to September 2019, was a Managing Director at Delta Air Lines from August 2016 to August 2018, and prior served as a senior merchant at Macy’s. At Delta, Mr. Wingrove led the development of its product segmentation strategy and oversaw the Global Distribution and Customer Experience Development functions for the airline. He is a graduate of Emory University, where he earned a Bachelor of Arts degree in Economics.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tanger Factory Outlet Centers, Inc. Market Information

The common shares commenced trading on the New York Stock Exchange on May 28, 1993. Our common shares are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 1, 2023, there were approximately 346 common shareholders of record.

Share Repurchases

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares subsequent to the authorization of the repurchase plan. The remaining amount authorized to be repurchased under the program as of December 31, 2022 was approximately $80.0 million.

The following table summarizes our common share repurchases for the fiscal quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2022 to October 31, 2022	—	$—	—	$80.0
November 1, 2022 to November 30, 2022	—	—	—	80.0
December 1, 2022 to December 31, 2022	—	—	—	80.0
Total	—	$—	—	$80.0

For certain restricted common shares that vested during the three months ended December 31, 2022, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 10,054 for the three months ended December 31, 2022.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. During 2021 and 2022, the Company paid dividends aggregating $0.7150 and $0.8025 per share, respectively. On January 19, 2023, the Board declared a quarterly dividend of $0.22 per share paid on February 15, 2023. The Board continues to evaluate the potential for future dividend distributions on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2022 tax year.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2022, is not necessarily indicative of future results.

Tanger Factory Outlet Centers, Inc.
Total Return Performance
Index Value
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Tanger Factory Outlet Centers. Inc.
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Retail Index
S&P 500 Index

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Tanger Factory Outlet Centers, Inc.	100.00	81.01	63.73	46.34	93.42	91.27
Dow Jones Equity All REIT Index	100.00	95.90	123.46	117.54	165.97	124.47
Dow Jones U.S. Real Estate Retail Index	100.00	90.15	95.37	60.83	95.34	82.19
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2022, the Company and its wholly-owned subsidiary, Tanger LP Trust, owned 104,497,920 units of the Operating Partnership and the Non-Company LPs owned 4,737,982 units. We made distributions per common unit during 2022 as follows:

2022
First Quarter	$0.1825
Second Quarter	0.2000
Third Quarter	0.2000
Fourth Quarter	0.2200
Distributions per unit	$0.8025

ITEM 6.RESERVED

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

Certain statements made in Item 1 - Business and this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of the novel coronavirus (“COVID-19”) pandemic, supply chain and labor issues and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers, including our Nashville development; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers, including due to changes in the national, regional and local economic climate, inflation and rising interest rates; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; risks associated with supply chain disruptions and labor shortages; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; investor and regulatory focus on environmental, sustainability and social initiatives; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the phasing out of LIBOR; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; as well as the other risks described in “Item 1A-Risk Factors” in Part I of this Annual Report on Form 10-K..

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of December 31, 2022, we had 29 consolidated outlet centers in 18 states totaling 11.4 million square feet, one managed center and one center under construction. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that impacted our results of operations and liquidity from January 1, 2020 to December 31, 2022:

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers		Managed Centers
Outlet Center	Quarter Acquired/Open/Disposed/Demolished	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers	Square Feet (in thousands)	Number of Outlet Centers
As of December 31, 2019		12,048	32	2,212	7	—	—
Dispositions:
Terrell, Texas	Third Quarter	(178)	(1)	—	—	—	—
Other		3	—	—	—	—	—
As of December 31, 2020		11,873	31	2,212	7	—	—
Dispositions:
Jeffersonville, Ohio	First Quarter	(412)	(1)	—	—	—	—
Saint Sauveur, Quebec	First Quarter	—	—	(99)	(1)	—	—
Other		(8)	—	—	—	—	—
As of December 31, 2021		11,453	30	2,113	6	—	—
Dispositions:
Blowing Rock, North Carolina	Fourth Quarter	(104)	(1)	—	—	—	—
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	457	1
Other		4	—	—	—
As of December 31, 2022		11,353	29	2,113	6	457	1

Leasing Activity

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the years ended December 31, 2022 and 2021, respectively:

Comparable Space for Executed Leases (1) (2) (3)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2022	350	1,815	$31.58	10.1%	$2.22	3.67
2021	266	1,170	$30.78	(0.6)%	$7.75	3.43

Comparable and Non-Comparable Space for Executed Leases (1) (2) (3)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2022	404	2,021	$32.08	$6.87	4.10
2021	317	1,363	$30.46	$21.91	3.85
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
(3)Leasing activity for commenced leases, or leases for new stores that opened or renewals that began during the respective trailing twelve months ended December 31, were as follows:

Leasing activity for commenced leases
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Comparable Space(2)
Total space
2022	295	1,449	$31.35	11.7%	$5.76	3.76
2021	280	1,378	$26.76	(2.4)%	$4.22	3.35
Comparable and Non-comparable Space(2)
Total space
2022	344	1,644	$31.96		$13.64	4.18
2021	328	1,541	$26.84		$6.02	3.63
(4)Represents average initial cash rent (base rent and common area maintenance (“CAM”)).
(5)Represents change in average initial and expiring cash rent (base rent and CAM).
(6)Tenant allowance includes other landlord costs.

COVID-19 Pandemic

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic in 2020. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. Through December 31, 2022, the Company had collected 99% of the 2020 deferred rents.

The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

Results of Operations

2022 Compared to 2021

Net income
Net income increased $76.3 million in the 2022 period to a net income of $85.8 million as compared to net income of $9.5 million for the 2021 period. The increase in net income is primarily due to the following:

•increase in average portfolio occupancy rate from 93% to 95%,
•gain on sale of assets in the 2022 period of $3.2 million from the sale in December 2022 of our Blowing Rock, North Carolina outlet center,
•decrease in interest expense from the full year impact of the refinance of $400 million of unsecured debt during the third quarter of 2021 at a rate of 2.75%, along with the full year impact of debt reductions during 2021 using the proceeds from equity issuances during the first half of 2021.
•the prior year included a loss on the early extinguishment of debt of $47.9 million, and a $7.0 million impairment charge recognized on the outlet center in Mashantucket, Connecticut.

In the tables below, information set forth for properties disposed includes the Jeffersonville outlet center sold in January 2021 and the Blowing Rock outlet center sold in December 2022.

Rental Revenues
Rental revenues increased $13.7 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2022	2021	Increase/(Decrease)
Rental revenues from existing properties	$419,139	$404,987	$14,152
Rental revenues from properties disposed	2,144	2,449	(305)
Straight-line rent adjustments	(1,689)	(1,973)	284
Lease termination fees	2,871	2,225	646
Amortization of above and below market rent adjustments, net	(1,046)	78	(1,124)
	$421,419	$407,766	$13,653
Rental revenues increased primarily due to growth in occupancy and rental rates in 2022. Our average occupancy increased from 93% to 95% from 2021 to 2022. Additionally, rental revenues were also impacted by the net reversal of revenue reserves in the 2022 period of approximately $4.1 million, compared to $1.2 million of net reserves recorded in 2021.

Additionally, the 2022 period included the acceleration of amortization of an above market lease intangible for one tenant of approximately $1.0 million.

Management, Leasing and Other Services
Management, leasing and other services increased $746,000 in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2022	2021	Increase/(Decrease)
Management and marketing	$2,531	$2,347	$184
Leasing and other fees	194	228	(34)
Expense reimbursements from unconsolidated joint ventures and managed properties	4,432	3,836	596
Total Fees	$7,157	$6,411	$746

Management, leasing and other service revenue increased in the 2022 period due to the addition of property management and leasing responsibilities for a center in Palm Beach, Florida.

Other Revenues
Other revenues increased $1.7 million in the 2022 period as compared to the 2021 period. The following table sets forth the changes in other revenues (in thousands):

	2022	2021	Increase/(Decrease)
Other revenues from existing properties	$13,861	$12,215	$1,646
Other revenues from property disposed	176	133	43
	$14,037	$12,348	$1,689

Other revenues from existing properties increased in the 2022 period due an increase in other revenue streams, such as paid media, sponsorships and onsite signage, on a local and national level.

Property Operating Expenses
Property operating expenses increased $3.2 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2022	2021	Increase/(Decrease)
Property operating expenses from existing properties	$136,636	$134,758	$1,878
Property operating expenses from property disposed	962	(170)	1,132
Expenses related to unconsolidated joint ventures and managed properties	4,432	3,836	596
Other property operating expense	1,906	2,312	(406)
	$143,936	$140,736	$3,200

Property operating expenses at existing properties increased in the 2022 period compared to the 2021 period primarily due to an increase in property insurance and property taxes.

Property operating expenses from properties disposed for the 2021 period includes $1.7 million in net proceeds received from the successful appeal of property taxes for certain tax years prior to disposition.

General and Administrative Expenses
General and administrative expenses increased $5.7 million in the 2022 period compared to the 2021 period. The 2022 period includes higher compensation costs due to the addition of certain executives and other key employees during the second half of 2021 and during 2022 to drive operational and growth initiatives, which led to increased costs in 2022. In addition, 2022 includes executive severance costs, totaling $2.4 million. The 2021 period includes compensation cost related to employees that accepted a voluntary retirement plan with an effective retirement date of March 31, 2021, as well as other executive severance costs incurred during 2021, totaling $3.6 million. Finally, travel costs have increased compared to 2021 with the decrease in restrictions from COVID-19 and other corporate employee benefit costs have increased as well.

Impairment Charges
During the fourth quarter of 2021, we determined that the estimated future undiscounted cash flows of our Foxwoods outlet center in Mashantucket, Connecticut did not exceed the property's carrying value due to a continuing decline in operating results. Therefore, we recorded $7.0 million of non-cash impairment charges in our consolidated statement of operations for 2021, which equaled the excess of the property's carrying value over its estimated fair value. There were no impairment charges in 2022.

Depreciation and Amortization
Depreciation and amortization expense increased $1.9 million in the 2022 period compared to the 2021 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2021 period to the 2022 period (in thousands):

	2022	2021	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$111,017	$109,077	$1,940
Depreciation and amortization from property disposed	887	931	(44)
	$111,904	$110,008	$1,896

During 2022, we adjusted the useful lives of our solar assets from twenty years to ten years, resulting in an incremental $4.4 million of depreciation expense. Excluding this change, our depreciation would have decreased due primarily to tenant improvements becoming fully depreciated and a decrease in our redevelopment activity.

Interest Expense
Interest expense decreased $5.9 million in the 2022 period compared to the 2021 period primarily because during August and September 2021, we completed a public offering of $400.0 million of 2.750% 10 year senior notes and completed the early redemption of $100.0 million of 3.875% senior notes due in 2023 and $250.0 million of 3.75% senior notes due in 2024, redeemed $150.0 million of senior notes in April 2021 and repaid $50.0 million of our term loan, reducing our average interest rate. In addition, proceeds from our 2021 equity offerings were used to reduce debt in 2021, also contributing to a reduction of interest expense in 2022.

Loss on Early Extinguishment of Debt
For the year ended December 31, 2021, we recorded make-whole premiums of $44.9 million and the write-off of approximately $3.0 million of debt discount and debt origination costs due to the early redemption of our notes originally due 2023 and 2024.

Gain on Sale of Assets
In December 2022, we sold a non-core outlet center in Blowing Rock, North Carolina for net proceeds of $12.4 million, which resulted in a gain on sale of assets of $3.2 million. We did not have a gain or loss on the sale of our Jeffersonville, Ohio asset in 2021.

Other Income (Expense)
Other income (expense) increased approximately $7.6 million in the 2022 period compared to the 2021 period, primarily due to a $2.4 million gain on sale of a non-real estate asset and higher investment income on our cash and cash equivalents from opportunities available in the current rising interest rate environment. Also, in March 2021, the RioCan joint venture closed on the sale of its outlet center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the proceeds was approximately $4.7 million. As a result of this transaction, we recorded a foreign currency loss of approximately $3.6 million in other income (expense), which had been previously recorded in other comprehensive income.

Equity in Earnings (Losses) of Unconsolidated Joint Ventures
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $310,000 in the 2022 period compared to the 2021 period. In the table below, information set forth for property disposed includes the Saint-Sauveur, Quebec outlet center in our Canadian joint venture, which was sold in March 2021.

	2022	2021	Increase/(Decrease)
Equity in earnings from existing properties	$8,594	$8,714	$(120)
Equity in earnings (losses) from property disposed	—	190	(190)
	$8,594	$8,904	$(310)

Equity in earnings (losses) of unconsolidated joint ventures from existing properties decreased primarily due to the increase in variable interest rates in 2022 that negatively impacted two of our joint ventures that had variable rate mortgages. In addition, the variable interest mortgage for our Columbus, Ohio joint venture was refinanced in September 2022 and now has a fixed interest rate of 6.25% compared to LIBOR + 1.85%.

2021 Compared to 2020

For a discussion of our results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report Form 10-K for the year ended December 31, 2021.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, investment and growth strategy and additional expenses we expect to incur. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders.

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

For tax reporting purposes, we distributed approximately $83.1 million during 2022. If in any taxable year the Company were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

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

Under our at-the-market stock offering (“ATM Offering”) program, which commenced in February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of December 31, 2022, we had approximately $60.1 million remaining available for sale under our ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	2022	2021	2020
Number of common shares settled during the period	—	10,009,263	—
Average price per share	$—	$18.97	$—
Aggregate gross proceeds (in thousands)	$—	$189,868	$—
Aggregate net proceeds after commissions and fees (in thousands)	$—	$186,969	$—

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares during the years ended December 31, 2022, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of December 31, 2022 was approximately $80.0 million.

In January 2023, the Company's Board of Directors declared a $0.22 cash dividend per common share payable on February 15, 2023 to each shareholder of record on January 31, 2023, and a $0.22 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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
We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through an appropriate mix of fixed and variable rate debt and interest rate hedging strategies, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements, including without limitation, cash on hand, retained free cash flow and debt and equity issuances.

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the years ended December 31, 2022 and 2021, respectively (in thousands):

	2022	2021	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$39,967	$2,441	$37,526
Renovations	369	761	(392)
Second generation tenant allowances (2)	9,336	3,020	6,316
Other capital expenditures (3)	39,137	30,917	8,220
	88,809	37,139	51,670
Conversion from accrual to cash basis	(11,499)	8,047	(19,546)
Additions to rental property-cash basis	$77,310	$45,186	$32,124
(1)New outlet center developments and expansions in the 2022 period primarily due to development costs at our site in Nashville, TN. The 2021 period included a land acquisition at our Westgate outlet center.
(2)In the 2022 and 2021 periods, second generation tenant allowances are presented net of $1.5 million and $3.3 million tenant allowance reversals respectively, which were the result of a lease modifications.
(3)The increase in other capital expenditures in 2022 was primarily related to our ongoing solar initiatives. Other capital expenditures includes capital expenditures related to recurring and value-enhancing capital activities.

We expect total capital expenditures for 2023 to be approximately $210 million as compared to capital expenditures of $77.3 million in 2022 driven primarily by approximately $110 million of anticipated development costs to complete our site in Nashville, Tennessee. We expect to maintain sufficient liquidity to fund these capital expenditures.

Potential Future Developments, Acquisitions and Dispositions
As of the date of this filing, we are not in the pre-development period for any potential new developments. We may use joint venture arrangements to develop potential sites. We expect to maintain sufficient liquidity to fund existing capital expenditures, including completion of our Nashville, Tennessee asset.

In the case of projects to be wholly-owned by us, we expect to fund these projects with cash on hand, borrowings under our unsecured lines of credit and cash flows from operations, but may also fund them with capital from additional public debt and equity offerings. For projects to be developed through joint venture arrangements, we may use collateralized construction loans to fund a portion of the project, with our share of the equity requirements funded from sources described above.

We intend to continue to grow our portfolio by developing, expanding or acquiring additional retail real estate assets. Future retail real estate assets may be wholly-owned by us, owned through joint ventures or partnership arrangements, or through management agreements. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Non-GAAP Supplemental Earnings Measures" - "Funds From Operations" below for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in earnings or liquidity.

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop or acquire outlet centers. As of December 31, 2022, we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 5 to the Consolidated Financial Statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during 2023 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance all or portion of their debt obligations, including the ability to exercise upcoming extensions of near term maturities.

Our joint ventures are typically encumbered by a mortgage on the joint venture property. We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. A default by a joint venture under its debt obligations may expose us to liability under the guaranty. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 5% to 15.5% of principal. The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

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

Future Debt Obligations
As described further in Note 8 of the notes to the consolidated financial statements, as of December 31, 2022, scheduled maturities and principal amortization of our existing debt for 2023, 2024, 2025, 2026 and 2027 are $4.8 million, $5.1 million, $1.5 million, $407.4 million and $625.0 million, respectively. As of December 31, 2022, scheduled maturities after 2027 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates, forward curve estimates, and scheduled debt maturities as of December 31, 2022, these interest obligations total approximately $253.4 million and range from approximately $18.4 million to $53.2 million on an annual basis over the next five years.

Operating Lease Obligations
As described further in Note 20 of the notes to the consolidated financial statements, as of December 31, 2022, we had a total of $238.3 million of minimum operating lease obligations. These minimum lease payments range from approximately $5.7 million to $5.9 million on an annual basis over the next five years.

Other Contractual Obligations
Other contractual obligations totaled $7.4 million as of December 31, 2022. These obligations range from approximately $1.3 million to $1.5 million on an annual basis over the next five years.

Cash Flows

The following table sets forth our changes in cash flows from 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by operating activities	$213,950	$217,697	$(3,747)
Net cash used in investing activities	(98,817)	(22,739)	(76,078)
Net cash used in financing activities	(64,163)	(118,379)	54,216
Effect of foreign currency rate changes on cash and equivalents	(111)	(177)	66
Net increase in cash and cash equivalents	$50,859	$76,402	$(25,543)

Operating Activities
The decrease in net cash provided by operating activities was primarily due to changes in working capital, offset by an increase in rental revenues primarily due to an increase in occupancy rates and increase in rental rates,

Investing Activities
The primary cause for the increase in net cash used in investing activities was due to the purchase of land at our new center in Nashville, Tennessee, paired with construction costs related to increased additions to rental properties during 2022 and increase in short-term investments. The 2021 period included net proceeds of approximately $8.1 million received from the sale of our Jeffersonville outlet center, while the 2022 period included lower distributions in excess of cumulative earnings from unconsolidated joint ventures and net proceeds of approximately $12.4 million related to the sale of the property in Blowing Rock, North Carolina.

Financing Activities
The primary cause for the decrease in net cash used in financing activities was the increase in the term loan borrowing capacity and the Southaven mortgage increased capacity, in addition to the early redemption in 2021 of $250.0 million of our 3.875% senior notes due December 2023 and $250.0 million of our 3.75% senior notes due 2024, including make whole premiums of $44.9 million. In addition, in March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our unsecured term loan with cash on hand. This was offset by higher dividend payments in 2022 compared to 2021.

Financing Arrangements

See Notes 7 and 8 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2022, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2022, 5% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in February 2024, that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, property management opportunities, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

As of December 31, 2022, our total liquidity was approximately $784.6 million, including $264.6 million of cash and cash equivalents and short-term investments on our balance sheet and the full undrawn capacity under our $520 million unsecured lines of credit.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the current macroeconomic environment, including rising interest rates and inflation, and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our senior notes due September 2026.

Equity Offerings under the ATM Offering Program
In February 2021, the Company established the ATM Offering program whereby it may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2021, under this program, the Company sold 10.0 million shares at a weighted average price of $18.97 per share, generating net proceeds of $187.1 million and leaving a remaining authorization of $60.1 million. The proceeds were contributed to the Operating Partnership and then used primarily to reduce indebtedness as described in the sections immediately below. During 2022, the Company did not sell any shares under the ATM Offering program.

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

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the balance outstanding to $300.0 million as of December 31, 2021. In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million and the maturity was extended to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted SOFR + 1.20% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds. The outstanding balance as of December 31, 2022 was $325.0 million.

Unsecured Lines of Credit Amendments and Extension
In October 2022 we amended the debt agreements for our unsecured lines of credit to change the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.

Other Financing Activity

In October 2021, the joint venture that owns the Southaven, Mississippi outlet center exercised its option to extend the maturity of the Southaven, Mississippi mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million. Additionally, in October 2022, the Southaven, Mississippi joint venture amended and restated its secured mortgage, increasing the outstanding balance to $51.7 million from $40.1 million, extending maturity to October 2026 plus a one year extension option, from April 2023, with an interest rate of Adjusted SOFR plus 200 basis points.

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

Debt Covenants

We have historically been, and at December 31, 2022 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of December 31, 2022, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	<60%	40%
Total secured debt to adjusted total assets	<40%	2%
Total unencumbered assets to unsecured debt	>150%	240%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	40%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.6
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	35%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.6

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2022 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	October 2032	6.25%	—%	—
Galveston/Houston	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	95.0	January 2030	4.63%	—%	—
Debt origination costs	(1.5)
	$329.0				$10.0

In September 2022, the joint venture that owns the Columbus, Ohio outlet center completed the refinance of its existing $71.0 million mortgage, which had an interest rate of LIBOR + 1.85% and a maturity date of November 2022. The refinanced mortgage remained $71.0 million but became a non-recourse loan with a maturity date in October 2032 and a fixed interest rate of 6.25%.

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

Evaluation of Impairment of long-lived assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization and discount rates, and estimated holding periods for the applicable assets. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions or holding periods, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2022, and no impairments were identified.

One of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $113.0 million. However, based on our current plan with respect to that outlet center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If in the future we reduce our estimate of cash flow projections, we may need to impair some of these assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2022, and we have not taken any impairments of our assets during 2022.

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

Our financial results for 2020 were materially adversely impacted by COVID-19. During the year ended December 31, 2020, as a direct result of the pandemic, bankruptcies and restructurings, the Company's earnings were negatively impacted by approximately $47.3 million due to (1) write-offs related to bankruptcies and other uncollectible accounts due to financial weakness, (2) one-time concessions in exchange for landlord-favorable amendments to lease structure, (3) reserves for a portion of deferred and under negotiation billings that we expect to become uncollectible in future periods and (4) and write-offs of straight-line rents associated with the bankruptcies and uncollectible accounts. During 2022, we had reversals of revenue reserves of approximately $4.1 million, compared to $1.2 million of net reserves recorded in 2021.

During 2021 and 2022, our business and financial results improved, and metrics such as average occupancy rates, traffic to our centers, sales reported by our tenants, and collections of rental revenues returned to near, at, or in some cases above, pre-pandemic levels. The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	2022	2021
Net income	$85,831	$9,558
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	109,513	107,698
Depreciation and amortization of real estate assets - unconsolidated joint ventures	11,018	11,618
Impairment charges - consolidated (1)	—	6,989
Loss on sale of joint venture property, including foreign currency effect (2)	—	3,704
Gain on sale of assets	(3,156)	—
FFO	203,206	139,567
Allocation of earnings to participating securities	(1,683)	(1,453)
FFO available to common shareholders (3)	$201,523	$138,114
As further adjusted for:
Compensation related to voluntary retirement plan and other executive officer severance and retirement (4)	2,447	3,579
Casualty gain	—	(969)
Gain on sale of non-real estate asset (6)	(2,418)
Loss on early extinguishment of debt (5)	222	47,860
Impact of above adjustments to the allocation of earnings to participating securities	(2)	(224)
Core FFO available to common shareholders (3)	$201,772	$188,360
FFO available to common shareholders per share - diluted (3)	$1.83	$1.29
Core FFO available to common shareholders per share - diluted (3)	$1.83	$1.76
Weighted Average Shares:
Basic weighted average common shares	103,687	100,418
Effect of notional units	1,240	809
Effect of outstanding options and restricted common shares	709	752
Diluted weighted average common shares (for earnings per share computations)	105,636	101,979
Exchangeable operating partnership units	4,759	4,790
Diluted weighted average common shares (for FFO and Core FFO per share computations) (3)	110,395	106,769
(1)The 2021 amount includes $563,000 of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center.
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
(4)The 2021 amount includes compensation cost related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021. The 2021 and 2022 amounts include executive officer severance costs incurred during those years.
(5)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023 for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt for 2021 includes make-whole premiums of $44.9 million for both of these redemptions. In October 2022, the Company refinanced its Term Loan to add $25.0 million of borrowing capacity and extend the maturity to January 2027 plus a one-year extension option as well as change the interest rate from LIBOR + 1.25% to Adjusted SOFR + 1.20%.
(6)Represents gain on sale of the corporate aircraft.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges, loss on early extinguishment of debt, and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2022	2021
Net income	$85,831	$9,558
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(8,594)	(8,904)
Interest expense	46,967	52,866
Gain on sale of assets	(3,156)	—
Loss on early extinguishment of debt (1)	222	47,860
Other (income) expense	(6,029)	1,595
Impairment charges	—	6,989
Depreciation and amortization	111,904	110,008
Other non-property expenses	312	165
Corporate general and administrative expenses	71,657	66,023
Non-cash adjustments (2)	3,132	2,316
Lease termination fees	(2,870)	(2,225)
Portfolio NOI - Consolidated	299,376	286,251
Non-same center NOI - Consolidated	(1,296)	(2,794)
Same Center NOI - Consolidated (3)	$298,080	$283,457

(1)In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023 for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt for 2021 includes make-whole premiums of $44.9 million for both of these redemptions. In October 2022, the Company refinanced its Term Loan to add $25.0 million of borrowing capacity and extend the maturity to January 2027 plus a one-year extension option as well as change the interest rate from LIBOR + 1.25% to Adjusted SOFR + 1.20%.
(2)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(3)Sold outlet centers excluded from Same Center NOI Cash Basis:

Outlet centers sold:
Jeffersonville	January 2021
Blowing Rock	December 2022

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income (loss) computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
We determine EBITDAre based on the definition set forth by Nareit, which is defined as net income (loss) computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	2022	2021
Net income	$85,831	$9,558
Adjusted to exclude:
Interest expense, net (6)	43,372	52,426
Income tax expense (7)	138	153
Depreciation and amortization	111,904	110,008
Impairment charges - consolidated (1)	—	6,989
Loss on sale of joint venture property, including foreign currency effect (2)	—	3,704
Gain on sale of assets	(3,156)	—
Compensation related to voluntary retirement plan and other executive severance (3)	2,447	3,579
Gain on sale of non-real estate asset (5)	(2,418)	—
Casualty gain	—	(969)
Loss on early extinguishment of debt (4)	222	47,860
Adjusted EBITDA	$238,340	$233,308

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	2022	2021
Net income	$85,831	$9,558
Adjusted to exclude:
Interest expense, net (6)	43,372	52,426
Income tax expense (7)	138	153
Depreciation and amortization	111,904	110,008
Impairment charges - consolidated (1)	—	6,989
Loss on sale of joint venture property, including foreign currency effect (2)	—	3,704
Gain on sale of assets	(3,156)	—
Pro-rata share of interest expense - unconsolidated joint ventures	7,087	5,858
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	11,018	11,618
EBITDAre	$256,194	$200,314
Compensation related to voluntary retirement plan and other executive severance (3)	2,447	3,579
Casualty gain	—	(969)
Gain on sale of non-real estate asset (5)	(2,418)	—
Loss on early extinguishment of debt (4)	222	47,860
Adjusted EBITDAre	$256,445	$250,784
(1)The 2021 amount includes $563,000 of impairment loss attributable to the right-of-use asset associated with the ground lease at the Mashantucket (Foxwoods), Connecticut outlet center.
(2)Includes a $3.6 million charge related to the foreign currency effect of the sale of the Saint-Sauveur, Quebec property by the RioCan joint venture in March 2021.
(3)The 2021 amount includes compensation costs related to a voluntary retirement plan offer which required eligible participants to give notice of acceptance by December 1, 2020 for an effective retirement date of March 31, 2021. The 2021 and 2022 amounts include executive officer severance costs incurred during those years
(4)In October 2022, the Company refinanced its Term Loan to add $25.0 million of borrowing capacity and extended the maturity to January 2027 plus a one-year extension option as well as changed the interest rate from LIBOR + 1.25% to Adjusted SOFR + 1.20%. In April 2021, the Company completed a partial redemption of $150.0 million aggregate principal amount of its $250.0 million 3.875% senior notes due December 2023 for $163.0 million in cash. In September 2021, the Company completed a redemption of the remaining senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all of its 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding, for $381.9 million in cash. The loss on extinguishment of debt for 2021 includes make-whole premiums of $44.9 million for both of these redemptions.
(5)Represents gain on sale of the corporate aircraft.
(6)Includes interest expense less interest income, which is included in other income on our statement of operations. In 2022, we revised our presentation of interest expense to show this net of interest income. Prior period results have been revised to conform with the current period presentation.
(7)In 2022, income tax expense was added back in a separate line to arrive at EBITDA and EBITDAre. Prior period results have been revised to conform with the current period presentation.

Economic Conditions and Outlook

We are closely monitoring the impact of supply chain and labor issues, inflationary pressures, rising interest rates and the overall macroeconomic environment on all aspects of our business and geographies, including how it will impact our tenants and business partners.

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
In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. If our occupancy declines, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants' contractual ability to pay reduced rents, which in turn may negatively impact our results of operations. Our occupancy at our consolidated centers improved from 95% at the end of 2021 to 97% at the end of 2022.

Our outlet centers typically include well-known, national, branded companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. During the year ended December 31, 2022, no one tenant (including affiliates) accounted for more than 7% of our square feet or 6% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2023, approximately 1.7 million square feet, or 14% to the total portfolio including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of January 31, 2023, we had lease renewals executed or in process for 41.0% of the space scheduled to expire during 2023 compared to 29.8% of the space scheduled to expire during 2022 that was executed or in process as of January 31, 2022. As of January 31, 2023, we had lease renewals executed or in process for approximately 79.2% of the space that came up for renewal in 2022.

The current challenging retail environment has impacted our business as our operations are subject to the operating results and operating decisions of our retail tenants. We continue to be encouraged by the stability of our sales trends which remain elevated above pre-pandemic levels. However, many retailers across the country are currently facing, or expect to face, potential impact of logistics and staffing issues, although there has been improvement in these areas in 2022. While we believe many of these retailers are proactively navigating this situation, the ultimate impact of inflation, labor and supply chain issues and overall macroeconomic environment is unknown.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy at our consolidated centers was 96.9% and 95.1% as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, 5% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $767,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. As of December 31, 2022, there were no outstanding balances under our unsecured lines of credit. An increase in our credit rating would provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2022	December 31, 2021
Fair value of debt	$1,268,362	$1,445,337
Recorded value of debt	$1,428,494	$1,397,076

A 100 basis point increase from prevailing interest rates at December 31, 2022 and December 31, 2021 would result in a decrease in fair value of total consolidated debt of approximately $44.3 million and $66.0 million, respectively. Refer to Note 10 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, including those policies and procedures that:

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer) of Tanger Factory Outlet Centers, Inc., the sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of December 31, 2022, the Operating Partnership's disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2022 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Operating Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2022 was reported.

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Factory Outlet Centers, Inc.”

The information concerning our Company Code of Ethics required by this Item, which is posted on our website at www.tangeroutlet.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2022 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,528,207	(1)	$17.65	1,514,000	(2)
Equity compensation plans not approved by security holders	1,000,000	(3)	7.15	—
Total	3,528,207		$11.53	1,514,000
(1)Includes (a) 716,800 common shares issuable upon the exercise of outstanding options (293,300 of which are vested and exercisable), (b) 758,814 restricted common shares that may be issued under the 2020 Performance Share Plan (the "2020 PSP") upon the satisfaction of certain conditions, (c) 559,763 restricted common shares that may be issued under the 2021 Performance Share Plan (the "2021 PSP") upon the satisfaction of certain conditions and (d) 492,829 restricted common shares that may be issued under the 2022 Performance Share Plan (the "2022 PSP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2020, 2021 and 2022 PSP awards, such restricted common shares are not included in the weighted average exercise price calculation.
(2)Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award restricted common shares, restricted share units, performance awards, dividend equivalents, deferred shares, deferred share units, share payments profit interests, and share appreciation rights.
(3)Includes 1,000,000 common shares issuable upon the exercise of outstanding options (750,000 of which are vested and exercisable) that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options to purchase common shares have an exercise price of $7.15. One-fourth of the options vested on December 31, 2020, followed by another one-fourth which vested on each of December 31, 2021 and December 31, 2022, and the remaining options will vest on December 31, 2023, subject to Mr. Yalof’s continued employment through the vesting date. Vested options will become exercisable on and after the date the fair market value of the Common Shares underlying the options is at least equal to 110% of the exercise price of the options.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2023 Annual Meeting of Shareholders.

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

4.1H
Twelfth Supplemental Indenture, dated as of August 10, 2021, between Tanger Properties Limited Partnership and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company) (Incorporated by reference to Exhibit 4.1 filed with the Company's and Operating Partnership's Report on Form 8-K dated August 10, 2021).

4.1I	Tanger Properties Limited Partnership Libor Transition Amendment to the Fourth Amended and Restated Credit Agreement dated as of July 23, 2021.
4.1J
Tanger Properties Limited Partnership Third Amended to Restated Term Loan Agreement dated as of October 12, 2022 (Incorporated by reference to exhibit 10.01 filed with the Company's and Operating Partnership's Report on form 8-K dated October 12, 2022).

4.1K	Tanger Properties Limited Partnership Libor Transition Amendment to Fourth Amended and Restated Liquidity Credit Agreement dated as of July 13, 2021.
4.2	Description of Common Shares. (Incorporated by reference to Exhibit 4.2 to the Company’s and Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019)
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

10.13*
Form of Outperformance Plan Notional Unit Award agreement between the Company and Certain Officers.(Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.14*
Form of Outperformance Plan Notional Unit Award agreement between the Company and Steven B. Tanger. (Incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.15*
Form of 2018 Restricted Share Unit Agreement between the Company and Steven B. Tanger.(Incorporated by reference to Exhibit 10.4 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.16
Third Amended and Restated Term Loan Agreement dated as of October 12, 2022 between Tanger Properties Limited Partnership, Tanger Factory Outlet Centers, Inc., and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated October 12, 2022).

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

10.27*	Offer Letter of Leslie A. Swanson, dated September 28, 2020 (incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-K dated February 23, 2021).
10.28*	Offer Letter of Justin Stein, dated October 13, 2021 (incorporated by reference to Exhibit 10.28 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
10.29*	Offer Letter of Andrew Wingrove, dated November 5, 2021 (incorporated by reference to Exhibit 10.29 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
10.30*	Offer Letter of Michael Bilerman, dated September 15, 2022.
21.1	List of Subsidiaries of the Company.
21.2	List of Subsidiaries of the Operating Partnership.
23.1	Consent of Deloitte & Touche LLP (Tanger Factory Outlet Centers, Inc.)
23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
President and Chief Executive Officer

February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Executive Chair of the Board	February 27, 2023

/s/ Stephen J. Yalof		February 27, 2023
Stephen J. Yalof	Director, President, Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 27, 2023

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023

/s/ David B. Henry
David B. Henry	Lead Director	February 27, 2023

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 27, 2023

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 27, 2023

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 27, 2023

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 27, 2023

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 27, 2023

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 27, 2023

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
President and Chief Executive Officer

February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tanger Factory Outlet Centers, Inc. in its capacity as General Partner of Tanger Properties Limited Partnership and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven B. Tanger
Steven B. Tanger	Executive Chair of the Board	February 27, 2023

/s/ Stephen J. Yalof
Stephen J. Yalof	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 27, 2023

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 27, 2023

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023

/s/ David B. Henry
David B. Henry	Lead Director	February 27, 2023

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 27, 2023

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 27, 2023

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 27, 2023

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Director	February 27, 2023

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 27, 2023

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Factory Outlet Centers, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Rental property assets, net – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Rental property held and used by the Company is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Company compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property, net as of December 31, 2022, was approximately $1.6 billion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets, including the significant assumptions over net operating income, capitalization rates, and estimated holding periods.

•We evaluated the undiscounted future cash flows analysis, including estimates of net operating income, capitalization rates, and estimated holding periods for certain rental property assets with impairment indicators by performing the following, where applicable:

◦We evaluated management’s cash flow projections by comparing to the Company’s historical results and considered the impact of leasing activity.

◦We evaluated capitalization rates by comparing to external market sources.

◦We evaluated management’s estimated holding period by comparing to historical holding periods for assets sold in recent years, reviewing board minutes, and conducting inquiries of management, leasing personnel and others outside of the accounting department.

◦We tested the mathematical accuracy of the undiscounted future cash flows analysis.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2023

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Factory Outlet Centers, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Factory Outlet Centers, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control
— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control
— Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Rental property assets, net – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Rental property held and used by the Operating Partnership is reviewed for impairment in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable. In such event, the Operating Partnership compares the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, and if less than such carrying amount, recognizes an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Total rental property, net as of December 31, 2022, was approximately $1.6 billion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted future cash flows analysis and the assessment of expected remaining holding period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of rental property assets, including the significant assumptions over net operating income, capitalization rates, and estimated holding periods.

•We evaluated the undiscounted future cash flows analysis, including estimates of net operating income, capitalization rates, and estimated holding periods for certain rental property assets with impairment indicators by performing the following, where applicable:

◦We evaluated management’s cash flow projections by comparing to the Operating Partnership’s historical results and considered the impact of leasing activity.

◦We evaluated capitalization rates by comparing to external market sources.

◦We evaluated management’s estimated holding period by comparing to historical holding periods for assets sold in recent years, reviewing board minutes, and conducting inquiries of management, leasing personnel, and others outside of the accounting department.

◦We tested the mathematical accuracy of the undiscounted future cash flows analysis.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 27, 2023

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2022, based on criteria established in Internal Control
— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Operating Partnership and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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
February 27, 2023

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Rental property:
Land	$275,079	$268,269
Buildings, improvements and fixtures	2,553,452	2,532,489
Construction in progress	27,340	—
	2,855,871	2,800,758
Accumulated depreciation	(1,224,962)	(1,145,388)
Total rental property, net	1,630,909	1,655,370
Cash and cash equivalents	212,124	161,255
Short-term investments	52,450	—
Investments in unconsolidated joint ventures	73,809	82,647
Deferred lease costs and other intangibles, net	58,574	73,720
Operating lease right-of-use assets	78,636	79,807
Prepaids and other assets	111,163	104,585
Total assets	$2,217,665	$2,157,384
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,037,998	$1,036,181
Unsecured term loans, net	321,525	298,421
Mortgages payable, net	68,971	62,474
Unsecured lines of credit	—	—
Total debt	1,428,494	1,397,076
Accounts payable and accrued expenses	104,741	92,995
Operating lease liabilities	87,528	88,874
Other liabilities	82,968	78,650
Total liabilities	1,703,731	1,657,595
Commitments and contingencies (Note 21)
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 104,497,920 and 104,084,734 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,045	1,041
Paid in capital	987,192	978,054
Accumulated distributions in excess of net income	(485,557)	(483,409)
Accumulated other comprehensive loss	(11,037)	(17,761)
Equity attributable to Tanger Factory Outlet Centers, Inc.	491,643	477,925
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	22,291	21,864
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	513,934	499,789
Total liabilities and equity	$2,217,665	$2,157,384

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2022	2021	2020
Revenues:
Rental revenues	$421,419	$407,766	$377,932
Management, leasing and other services	7,157	6,411	4,936
Other revenues	14,037	12,348	7,123
Total revenues	442,613	426,525	389,991
Expenses:
Property operating	143,936	140,736	137,135
General and administrative	71,532	65,817	47,733
Impairment charges	—	6,989	67,226
Depreciation and amortization	111,904	110,008	117,143
Total expenses	327,372	323,550	369,237
Other income (expense):
Interest expense	(46,967)	(52,866)	(63,142)
Loss on early extinguishment of debt	(222)	(47,860)	—
Gain on sale of assets	3,156	—	2,324
Other income (expense)	6,029	(1,595)	925
Total other income (expense)	(38,004)	(102,321)	(59,893)
Income (loss) before equity in earnings of unconsolidated joint ventures	77,237	654	(39,139)
Equity in earnings of unconsolidated joint ventures	8,594	8,904	1,126
Net income (loss)	85,831	9,558	(38,013)
Noncontrolling interests in Operating Partnership	(3,768)	(440)	1,925
Noncontrolling interests in other consolidated partnerships	—	—	(190)
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$82,063	$9,118	$(36,278)

Basic earnings per common share:
Net income (loss)	$0.78	$0.08	$(0.40)

Diluted earnings per common share:
Net income (loss)	$0.77	$0.08	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$85,831	$9,558	$(38,013)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,070)	3,883	1,783
Change in fair value of cash flow hedges	12,093	5,383	(2,934)
Other comprehensive income (loss)	7,023	9,266	(1,151)
Comprehensive income (loss)	92,854	18,824	(39,164)
Comprehensive (income) loss attributable to noncontrolling interests	(4,067)	(882)	1,796
Comprehensive income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$88,787	$17,942	$(37,368)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2019	$929	$775,035	$(317,263)	$(25,495)	$433,206	$22,903	$—	$456,109
Net income (loss)	—	—	(36,278)	—	(36,278)	(1,925)	190	(38,013)
Other comprehensive income	—	—	—	(1,090)	(1,090)	(61)	—	(1,151)
Compensation under Incentive Award Plan	—	12,926	—	—	12,926	—	—	12,926
Grant of 611,350 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 6,258 deferred shares	—	—	—	—	—	—	—	—
Withholding of 56,597 common shares for employee income taxes	—	(736)	—	—	(736)	—	—	(736)
Contributions from noncontrolling interests	—	—	—	—	—	—	72	72
Adjustment for noncontrolling interests in Operating Partnership	—	(75)	—	—	(75)	75	—	—
Exchange of 116,530 Operating Partnership units for 116,530 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.7125 per share)	—	—	(66,563)	—	(66,563)	—	—	(66,563)
Distributions to noncontrolling interests	—	—	—	—	—	(3,499)	(262)	(3,761)
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2020	$936	$787,143	$(420,104)	$(26,585)	$341,390	$17,493	$—	$358,883
Net income	—	—	9,118	—	9,118	440	—	9,558
Other comprehensive loss	—	—	—	8,824	8,824	442	—	9,266
Compensation under Incentive Award Plan	—	12,845	—	—	12,845	—	—	12,845
Issuance of 42,100 common shares upon exercise of options	—	266	—	—	266	—	—	266
Grant of 569,779 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Issuance of 10,009,263 common shares	100	186,869	—	—	186,969	—	—	186,969
Withholding of 139,293 common shares for employee income taxes	(1)	(2,146)	—	—	(2,147)	—	—	(2,147)
Adjustment for noncontrolling interests in Operating Partnership	—	(6,917)	—	—	(6,917)	6,917	—	—
Exchange of 33,084 Operating Partnership units for 33,084 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.7150 per share)	—	—	(72,423)	—	(72,423)	—	—	(72,423)
Distributions to noncontrolling interests	—	—	—	—	—	(3,428)	—	(3,428)
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	82,063	—	82,063	3,768	—	85,831
Other comprehensive income	—	—	—	6,724	6,724	299	—	7,023
Compensation under Incentive Award Plan	—	13,160	—	—	13,160	—	—	13,160
Issuance of 15,500 common shares upon exercise of options	—	88	—	—	88	—	—	88
Grant of 613,933 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 239,824 common shares for employee income taxes	(2)	(3,922)	—	—	(3,924)	—	—	(3,924)
Adjustment for noncontrolling interests in Operating Partnership	—	(182)	—	—	(182)	182	—	—
Exchange of 23,577 Operating Partnership units for 23,577 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.8025 per share)	—	—	(84,211)	—	(84,211)	—	—	(84,211)
Distributions to noncontrolling interests	—	—	—	—	—	(3,822)	—	(3,822)
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$85,831	$9,558	$(38,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	111,904	110,008	117,143
Impairment charges	—	6,989	67,226
Amortization of deferred financing costs	3,126	4,018	3,583
Gain on sale of assets	(3,156)	—	(2,324)
Loss on early extinguishment of debt	222	47,860	—
Equity in earnings of unconsolidated joint ventures	(8,594)	(8,904)	(1,126)
Equity-based compensation expense	12,969	12,752	12,517
Amortization of debt (premiums) and discounts, net	509	442	482
Amortization (accretion) of market rent rate adjustments, net	1,417	293	2,721
Straight-line rent adjustments	1,689	1,973	3,372
Distributions of cumulative earnings from unconsolidated joint ventures	8,711	9,249	3,490
Other non-cash	(2,418)	3,638	—
Changes in other asset and liabilities:
Other assets	276	5,140	(5,366)
Accounts payable and accrued expenses	1,474	14,702	1,042
Net cash provided by operating activities	213,960	217,718	164,747
Investing Activities
Additions to rental property	(77,310)	(45,187)	(28,566)
Additions to investments in unconsolidated joint ventures	(313)	(7,000)	(10,601)
Net proceeds from sale of assets	12,400	8,129	7,626
Proceeds on sale of non-real estate assets	14,610	—	—
Additions to short-term investments	(52,450)	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,037	19,574	9,071
Additions to non-real estate assets	(7,442)	(3,173)	(1,872)
Additions to deferred lease costs	(2,570)	(5,115)	(3,061)
Payments for other investing activities	(7,288)	—	—
Proceeds from other investing activities	9,509	10,033	8,632
Net cash used in investing activities	(98,817)	(22,739)	(18,771)
Financing Activities
Cash dividends paid	(84,211)	(72,423)	(66,563)
Distributions to noncontrolling interests in Operating Partnership	(3,822)	(3,428)	(3,499)
Proceeds from revolving credit facility	—	—	641,630
Repayments of revolving credit facility	—	—	(641,630)
Proceeds from notes, mortgages and loans	36,556	394,208	—
Repayments of notes, mortgages and loans	(4,440)	(567,050)	(3,566)
Payment of make-whole premium related to early extinguishment of debt	—	(44,872)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(3,924)	(2,147)	(736)
Additions to deferred financing costs	(3,262)	(8,754)	(1,891)
Proceeds from exercise of options	88	266	—
Proceeds from common share offering	—	186,969	—
Proceeds from other financing activities	—	—	72
Payment for other financing activities	(1,148)	(1,148)	(1,410)
Net cash used in financing activities	(64,163)	(118,379)	(77,593)
Effect of foreign currency rate changes on cash and cash equivalents	(111)	(177)	(223)
Net increase/(decrease) in cash, cash equivalents and restricted cash	50,869	76,423	68,160
Cash and cash equivalents, beginning of year	161,255	84,832	16,672
Cash and cash equivalents, end of year	$212,124	$161,255	$84,832

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2022	2021
Assets
Rental property:
Land	$275,079	$268,269
Buildings, improvements and fixtures	2,553,452	2,532,489
Construction in progress	27,340	—
	2,855,871	2,800,758
Accumulated depreciation	(1,224,962)	(1,145,388)
Total rental property, net	1,630,909	1,655,370
Cash and cash equivalents	212,011	161,152
Short-term investments	52,450	—
Investments in unconsolidated joint ventures	73,809	82,647
Deferred lease costs and other intangibles, net	58,574	73,720
Operating lease right-of-use assets	78,636	79,807
Prepaids and other assets	110,622	104,362
Total assets	$2,217,011	$2,157,058
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,037,998	$1,036,181
Unsecured term loans, net	321,525	298,421
Mortgages payable, net	68,971	62,474
Unsecured lines of credit	—	—
Total debt	1,428,494	1,397,076
Accounts payable and accrued expenses	104,087	92,669
Operating lease liabilities	87,528	88,874
Other liabilities	82,968	78,650
Total liabilities	1,703,077	1,657,269
Commitments and contingencies (Note 21)
Equity
Partners' Equity:
General partner, 1,100,000 and 1,100,000 units outstanding at December 31, 2022 and December 31, 2021, respectively	4,516	4,539
Limited partners, 4,737,982 and 4,761,559 Class A common units, and 103,397,920 and 102,984,734 Class B common units outstanding at December 31, 2022 and December 31, 2021, respectively	521,168	514,023
Accumulated other comprehensive loss	(11,750)	(18,773)
Total partners' equity	513,934	499,789
Noncontrolling interests in consolidated partnerships	—	—
Total equity	513,934	499,789
Total liabilities and equity	$2,217,011	$2,157,058
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2022	2021	2020
Revenues:
Rental revenues	$421,419	$407,766	$377,932
Management, leasing and other services	7,157	6,411	4,936
Other revenues	14,037	12,348	7,123
Total revenues	442,613	426,525	389,991
Expenses:
Property operating	143,936	140,736	137,135
General and administrative	71,532	65,817	47,733
Impairment charges	—	6,989	67,226
Depreciation and amortization	111,904	110,008	117,143
Total expenses	327,372	323,550	369,237
Other income (expense):
Interest expense	(46,967)	(52,866)	(63,142)
Loss on early extinguishment of debt	(222)	(47,860)	—
Gain on sale of assets	3,156	—	2,324
Other income (expense)	6,029	(1,595)	925
Total other income (expense)	(38,004)	(102,321)	(59,893)
Income (loss) before equity in earnings of unconsolidated joint ventures	77,237	654	(39,139)
Equity in earnings of unconsolidated joint ventures	8,594	8,904	1,126
Net income (loss)	85,831	9,558	(38,013)
Noncontrolling interests in consolidated partnerships	—	—	(190)
Net income (loss) available to partners	85,831	9,558	(38,203)
Net income (loss) available to limited partners	84,971	9,458	(37,815)
Net income (loss) available to general partner	$860	$100	$(388)

Basic earnings per common unit:
Net income (loss)	$0.78	$0.08	$(0.40)

Diluted earnings per common unit:
Net income (loss)	$0.77	$0.08	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$85,831	$9,558	$(38,013)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,070)	3,883	1,783
Change in fair value of cash flow hedges	12,093	5,383	(2,934)
Other comprehensive income (loss)	7,023	9,266	(1,151)
Comprehensive income (loss)	92,854	18,824	(39,164)
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	—	—	(190)
Comprehensive income (loss) attributable to the Operating Partnership	$92,854	$18,824	$(39,354)

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2019	$4,435	$478,562	$(26,888)	$456,109	$—	$456,109
Net income (loss)	(388)	(37,815)	—	(38,203)	190	(38,013)
Other comprehensive loss	—	—	(1,151)	(1,151)	—	(1,151)
Compensation under Incentive Award Plan	—	12,926	—	12,926	—	12,926
Grant of 611,350 restricted common share awards by the Company	—	—	—	—	—	—
Withholding of 56,597 common units for employee income taxes	—	(736)	—	(736)	—	(736)
Contributions from noncontrolling interests	—	—	—	—	72	72
Common distributions ($0.7125 per common unit)	(713)	(69,349)	—	(70,062)	—	(70,062)
Distributions to noncontrolling interests	—	—	—	—	(262)	(262)
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	100	9,458	—	9,558	—	9,558
Other comprehensive income	—	—	9,266	9,266	—	9,266
Compensation under Incentive Award Plan	—	12,845	—	12,845	—	12,845
Issuance of 42,100 common units upon exercise of options	—	266	—	266	—	266
Grant of 569,779 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 10,009,263 common units	1,874	185,095	—	186,969	—	186,969
Withholding of 139,293 common units for employee income taxes	—	(2,147)	—	(2,147)	—	(2,147)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($0.7150 per common unit)	(769)	(75,082)	—	(75,851)	—	(75,851)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	860	84,971	—	85,831	—	85,831
Other comprehensive income	—	—	7,023	7,023	—	7,023
Compensation under Incentive Award Plan	—	13,160	—	13,160	—	13,160
Grant of 613,933 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 15,500 common units upon exercise of options	—	88	—	88	—	88
Withholding of 239,824 common units for employee income taxes	—	(3,924)	—	(3,924)	—	(3,924)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($0.8025 per common unit)	(883)	(87,150)	—	(88,033)	—	(88,033)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$85,831	$9,558	$(38,013)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,904	110,008	117,143
Impairment charges	—	6,989	67,226
Amortization of deferred financing costs	3,126	4,018	3,583
Gain on sale of assets	(3,156)	—	(2,324)
Loss on early extinguishment of debt	222	47,860	—
Equity in earnings of unconsolidated joint ventures	(8,594)	(8,904)	(1,126)
Equity-based compensation expense	12,969	12,752	12,517
Amortization of debt (premiums) and discounts, net	509	442	482
Amortization (accretion) of market rent rate adjustments, net	1,417	293	2,721
Straight-line rent adjustments	1,689	1,973	3,372
Distributions of cumulative earnings from unconsolidated joint ventures	8,711	9,249	3,490
Other non-cash	(2,418)	3,638	—
Changes in other assets and liabilities:
Other assets	594	4,881	(5,128)
Accounts payable and accrued expenses	1,146	14,940	875
Net cash provided by operating activities	213,950	217,697	164,818
Investing activities
Additions to rental property	(77,310)	(45,187)	(28,566)
Additions to investments in unconsolidated joint ventures	(313)	(7,000)	(10,601)
Net proceeds on sale of assets	12,400	8,129	7,626
Proceeds on sale of non-real estate assets	14,610	—	—
Additions to short-term investments	(52,450)	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,037	19,574	9,071
Additions to non-real estate assets	(7,442)	(3,173)	(1,872)
Additions to deferred lease costs	(2,570)	(5,115)	(3,061)
Payments for other investing activities	(7,288)	—	—
Proceeds from other investing activities	9,509	10,033	8,632
Net cash used in investing activities	(98,817)	(22,739)	(18,771)
Financing activities
Cash distributions paid	(88,033)	(75,851)	(70,062)
Proceeds from revolving credit facility	—	—	641,630
Repayments of revolving credit facility	—	—	(641,630)
Proceeds from notes, mortgages and loans	36,556	394,208	—
Repayments of notes, mortgages and loans	(4,440)	(567,050)	(3,566)
Payment of make-whole premium related to early extinguishment of debt	—	(44,872)	—
Employee income taxes paid related to shares withheld upon vesting of equity awards	(3,924)	(2,147)	(736)
Additions to deferred financing costs	(3,262)	(8,754)	(1,891)
Proceeds from exercise of options	88	266	—
Proceeds from the Company’s common share offering	—	186,969	—
Proceeds from other financing activities	—	—	72
Payment for other financing activities	(1,148)	(1,148)	(1,410)
Net cash used in financing activities	(64,163)	(118,379)	(77,593)
Effect of foreign currency rate changes on cash and cash equivalents	(111)	(177)	(223)
Net increase in cash, cash equivalents and restricted cash	50,859	76,402	68,231
Cash and cash equivalents, beginning of year	161,152	84,750	16,519
Cash and cash equivalents, end of year	$212,011	$161,152	$84,750

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER FACTORY OUTLET CENTERS, INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.Organization of the Company

Tanger Factory Outlet Centers, Inc. and subsidiaries, which we refer to as the Company, is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet shopping centers. As of December 31, 2022, we owned and operated 29 consolidated outlet centers, with a total gross leasable area of approximately 11.4 million square feet and one center under construction. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These outlet centers were 97% occupied and contained over 2,200 stores, representing approximately 600 store brands. We also had partial ownership interests in 6 unconsolidated outlet centers totaling approximately 2.1 million square feet, including 2 outlet centers in Canada. The portfolio also includes one managed center. Each of our outlet centers, except one joint venture property, features the Tanger brand name.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2022, the Company and its wholly-owned subsidiaries owned 104,497,920 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2022, we did not have a joint venture that was a VIE.

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

Operating Segments - We focus on developing, acquiring, owning, operating, and managing outlet shopping centers. We aggregate the financial information of all outlet centers into one reportable operating segment because the outlet centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Payroll and related costs capitalized	$2,924	$1,526	$1,159
Interest costs capitalized	$862	$—	$107

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 33 years for buildings and improvements, 15 years for land improvements and 7 years for equipment. Tenant finishing allowances are amortized over the life of the associated lease. Capitalized interest costs are amortized over lives which are consistent with the constructed assets. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with its policy, the Company reviews the estimated useful lives its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company's solar assets were shorter than the estimated useful lives used for depreciation purposes in the Company's financial statements. As a result, the Company changed its useful lives of its solar assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets that previously averaged 20 years were decreased to an average of ten years. The effect of this change in estimate was to increase depreciation expense by $4.4 million, decrease net income by $4.4 million, and decrease basic and diluted earnings per share by $0.04.

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Depreciation expense related to rental property	$97,916	$96,990	$101,665

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

Short-term Investments - Investments with an original maturity of greater than three months and less than one year from the date of purchase are considered short-term investments and are stated at fair value. Interest on our short-term investments is recognized as interest income in our Consolidated Statement of Operations.

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Deferred lease costs capitalized- payroll and related costs	$1,338	$1,233	$1,343
Total deferred lease costs capitalized	$2,570	$5,115	$3,061

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

During the fourth quarter of 2020 we recorded $2.4 million related to our Jeffersonville outlet center in our consolidated statement of operations which equaled the excess of the carrying value over its estimated fair value. See Note 10 for additional information on the fair market value calculations.

See Note 5 for discussion of our share of the impairment charges recognized in our unconsolidated joint ventures at the Saint Sauveur, Quebec outlet center in 2020.

If our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. In addition, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $113.0 million. We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2022, 2021 and 2020 were taxable as follows:

Common dividends per share:	2022	2021	2020
Ordinary income	$0.8025	$—	$0.7125
Capital gain	—	—	—
Return of capital	—	0.7150	—
	$0.8025	$0.7150	$0.7125

The following reconciles net income (loss) available to the Company's shareholders to taxable income (loss) available to common shareholders for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net income (loss) available to the Company's shareholders	$82,063	$9,118	$(36,278)
Book/tax difference on:
Depreciation and amortization	3,688	21,750	71,896
Sale of assets and interests in unconsolidated entities	5,328	(92,998)	(6,021)
Equity in earnings from unconsolidated joint ventures	12,511	(4,461)	9,642
Share-based payment compensation	11,822	6,797	7,859
Other differences	1,851	8,914	13,536
Taxable income (loss) available to common shareholders	$117,263	$(50,880)	$60,634

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

Operating Lease Receivable - Our accounts receivable from tenants, which is recorded in prepaids and other assets on the consolidated balance sheet, has decreased from approximately $9.9 million at December 31, 2021 to approximately $8.6 million at December 31, 2022, primarily due to collections of deferred April and May 2020 rents over the twelve month period. Straight-line rent adjustments recorded as a receivable in prepaid and other assets on the consolidated balance sheets were approximately $51.1 million and $53.3 million as of December 31, 2022 and December 31, 2021, respectively.

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

The COVID-19 pandemic, tenant bankruptcies and other significant uncertainties with the economy required significant judgment to be used when estimating the collection of rents through December 31, 2020. See Note 3 for amounts we recorded as a reduction of revenues for uncollectible accounts for the year ended December 31, 2020.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental revenues or gross leasable area during 2022, 2021 or 2020. See Note 3 for disclosures regarding credit risk due to the COVID-19 pandemic.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Costs relating to construction included in accounts payable and accrued expenses	$20,084	$11,663	$22,814

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Interest paid, net of interest capitalized	$40,839	$45,114	$58,021

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

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. An entity may elect to apply the amendments on a full retrospective basis. In October 2022 we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. This was done as we modified all of our current interest rate derivative contracts, changing the indexes from LIBOR to Adjusted SOFR. We have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other applicable elections as additional changes in the market and with respect to our debt and derivative instruments occur.

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

Due to the COVID-19 pandemic, a number of our tenants requested rent deferrals, rent abatements or other types of rent relief during this pandemic. As a response, in late March 2020, we offered all tenants in our consolidated portfolio the option to defer 100% of April and May rents interest free, payable in equal installments due in January and February of 2021. Through December 31, 2022, the Company had collected 99% of the 2020 deferred rents.

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

Included in the negative impact discussed above, for the year ended December 31, 2020, we recorded a $5.3 million reserve for a portion of deferred and under negotiation billings that were expected to become uncollectible in future periods and recognized a write-off of revenue of approximately $7.2 million of straight-line rents associated with the tenant bankruptcies and uncollectible accounts. However, as of December 31, 2021, contractual fixed rents billed during 2020 that were deferred as a direct result of the COVID-19 pandemic and remain outstanding totaled $82,000. Through December 31, 2022, the Company had collected 99% of the 2020 deferred rents due to be repaid during the years ended December 31, 2021 and December 31, 2022. As a result we reversed $2.7 million in reserves related to deferred rents in 2021. During 2022, results included the reversal of revenue reserves of approximately $4.1 million compared to approximately $1.2 million of net reserves recorded in 2021.The extent of future tenant requests for rent relief and the impact on our results of operations and cash flows is uncertain and cannot be predicted at this time. If store closures were to occur again in our domestic markets, this could have a material adverse impact on our financial position and results of operations.

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

During 2020, we took steps to reduce cash outflows, including the reduction or deferral of certain operating costs, temporary base salary reductions for our named executive officers and other employees, and the reduction of certain general and administrative expenses. In addition, we also temporarily deferred our Nashville pre-development-stage project and certain other planned capital expenditures. We paid the dividend that was declared in January 2020 as scheduled on May 15, 2020, but in May 2020 the Company’s Board of Directors temporarily suspended dividend distributions to conserve approximately $35.0 million in cash per quarter and preserve our balance sheet strength and flexibility. During 2021, we resumed pre-development activities on the Nashville project and other planned capital expenditures. We also reinstated the dividend in January 2021 and paid dividends on a quarterly basis for the year ended December 31, 2021. We continued to pay dividends on a quarterly basis for the year ended December 31, 2022, including a combined 20% increase in our quarterly dividend during 2022.

4. Disposition of Properties

The following table sets forth the properties sold for the years ended 2022, 2021 and 2020 (in thousands).

Properties	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2022 Dispositions: (1)
Blowing Rock	Blowing Rock, North Carolina	December 2022	104	$12,400	$3,156

2021 Dispositions: (1)
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	$—

2020 Dispositions: (1)
Terrell	Terrell, Texas	August 2020	178	$7,626	$2,324
			694	$28,126	$5,480
(1)The rental properties sold did not meet the criteria to be reported as discontinued operations.

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2022
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	73.8	—
				$73.8
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(18.8)	$99.7
National Harbor (2)	National Harbor, MD	50.0%	341	(12.8)	94.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.5)	64.5
Columbus	Columbus, OH	50.0%	355	(2.4)	70.3
				$(49.5)

As of December 31, 2021
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
Columbus	Columbus, OH	50.0%	355	$0.2	$70.9
RioCan Canada	Various	50.0%	665	82.4	—
				$82.6
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(16.2)	$99.6
National Harbor (2)	National Harbor, MD	50.0%	341	(11.2)	94.5
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.0)	64.4
				$(41.4)
(1)Net of debt origination costs of $1.5 million and $1.0 million as of December 31, 2022 and 2021, respectively.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fees:
Management and marketing	$2,207	$2,347	$1,859
Leasing and other fees	194	228	60
Expense reimbursements from unconsolidated joint ventures	4,432	3,836	3,017
Total Fees	$6,833	$6,411	$4,936

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.2 million and $3.4 million as of December 31, 2022 and 2021, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot outlet center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. In June 2018, the Charlotte joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the existing $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to the partners. Our partner provides property management, marketing and leasing services to the joint venture.

Columbus

In June 2016, we opened an approximately 355,000 square foot outlet center in Columbus, Ohio. The development was initially fully funded with equity contributed to the joint venture by Tanger and its partner. In November 2016, the joint venture closed on an interest-only mortgage loan of $85.0 million at an interest rate of LIBOR + 1.65%. The loan initially matured in November 2019, with two one-year extension options. The joint venture received net loan proceeds of $84.2 million and distributed them equally to the partners. In October 2019, the joint venture exercised its first option to extend the mortgage loan for one year to November 2020 under the same terms. In December 2020, the Columbus joint venture amended the mortgage loan to extend the maturity to November 2022, which required a reduction in principal balance from $85.0 million to $71.0 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. In addition, the mortgage loan guarantee by us was increased from $6.4 million to $11.9 million. In September 2022, we refinanced this mortgage. The new $71.0 million non-recourse loan has a maturity date of October 2032 and a fixed interest rate of 6.25%. We are providing property management, marketing and leasing services to the joint venture.

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

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Outlet Center in Canada. In 2016, the co-owners commenced construction on a 39,000 square foot expansion, which opened during the second quarter of 2017 to bring the total square feet of the outlet center to approximately 357,000. In November 2020, the RioCan joint venture closed on the sale of an outparcel located at Tanger Outlets Ottawa for net proceeds of approximately $5.5 million and a gain of approximately $2.0 million. Our share of the net proceeds was $2.8 million, and our share of the gain was approximately $1.0 million.

In addition, the RioCan Canada co-owners own Tanger Outlets Cookstown, which is approximately 308,000 square feet.

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

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2022	2021
Assets
Land	$81,716	$83,568
Buildings, improvements and fixtures	458,190	467,918
Construction in progress	681	744
	540,587	552,230
Accumulated depreciation	(182,731)	(166,096)
Total rental property, net	357,856	386,134
Cash and cash equivalents	17,372	19,030
Deferred lease costs, net	2,895	3,517
Prepaids and other assets	10,612	13,109
Total assets	$388,735	$421,790
Liabilities and Owners' Equity
Mortgages payable, net	$329,009	$329,460
Accounts payable and other liabilities	15,374	15,231
Total liabilities	344,383	344,691
Owners' equity	44,352	77,099
Total liabilities and owners' equity	$388,735	$421,790

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2022	2021	2020
Revenues	$87,709	$88,120	$76,866
Expenses:
Property operating	34,297	35,111	33,053
General and administrative	257	278	395
Impairment charges	—	—	6,181
Depreciation and amortization	21,749	22,947	23,544
Total expenses	56,303	58,336	63,173
Other income (expense):
Interest expense	(14,174)	(11,715)	(13,091)
Gain on sale of assets	—	503	1,983
Other non-operating income	230	160	170
Total other income (expense)	$(13,944)	$(11,052)	$(10,938)
Net income	$17,462	$18,732	$2,755
The Company and Operating Partnership's share of:
Net income	$8,594	$8,904	$1,126
Depreciation, amortization and asset impairments (real estate related)	$11,018	$11,618	$15,115

6.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2022 and 2021 consist of the following (in thousands):

	2022	2021
Deferred lease costs	$89,103	$90,240
Intangible assets:
Above market leases	36,085	38,942
Lease in place value	52,280	53,584
Tenant relationships	32,912	33,759
Other intangibles	40,651	40,806
	251,031	257,331
Accumulated amortization	(192,457)	(183,611)
Deferred lease costs and other intangibles, net	$58,574	$73,720

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2022 and 2021 were $13.3 million and $14.9 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2022, 2021 and 2020 was $11.6 million, $10.7 million and $12.4 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2022, 2021 and 2020 was $(1.0) million, $0.1 million and $(2.4) million, respectively.
Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Lease Cost Intangibles (2)
2023	$54	$3,050
2024	(16)	2,865
2025	(424)	2,303
2026	(745)	1,727
2027	(771)	1,562
Total	$(1,902)	$11,507
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

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Unsecured lines of credit	$—	$—
Unsecured term loan	$325,000	$300,000

8.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2022 and 2021 consisted of the following (in thousands):

					2022		2021
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$347,894	$350,000	$347,329
Senior notes	3.875%			July 2027	300,000	298,142	300,000	297,742
Senior notes	2.750%			September 2031	400,000	391,962	400,000	391,110

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	17,109	17,625	21,550	22,387
Southaven	Adj SOFR	+	2.00%	October 2026	51,700	51,346	40,144	40,087
Unsecured term loan	Adj SOFR	+	1.20%	January 2027	325,000	321,525	300,000	298,421
Unsecured lines of credit	Adj SOFR	+	1.20%	July 2025	—	—	—	—
					$1,443,809	$1,428,494	$1,411,694	$1,397,076
(1)Includes premiums and net of debt discount and unamortized debt origination costs. Excludes $3.5 million and $4.8 million of unamortized debt origination costs related to unsecured lines of credit as of December 31, 2022 and 2021, respectively, recorded in prepaids and other assets in the Consolidated Balance Sheet. Unamortized debt origination costs were $12.8 million and $12.9 million as of December 31, 2022 and 2021, respectively. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2022, 2021 and 2020 was $3.1 million, $4.0 million and $3.6 million, respectively.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $143.2 million at December 31, 2022, serve as collateral for mortgages payable. As of December 31, 2022, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of December 31, 2022 included a $20.0 million liquidity line and a $500.0 million syndicated line. As of December 31, 2022, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of December 31, 2022, we believe we were in compliance with all of our debt covenants.

2022 Transactions

Memphis Consolidated Joint Venture
In October 2022, the Southaven, Mississippi joint venture amended and restated its secured term loan, increasing the outstanding balance to $51.7 million from $40.1 million, extending maturity from April 2023 to October 2026 plus a one year extension option, with an interest rate of Adjusted SOFR plus 200 basis points.

Unsecured Term Loan
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

Amendment of Unsecured Line of Credit
In October 2022, we amended our unsecured lines of credit to change the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.

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

Southaven Mortgage
In October 2021, the joint venture that owns the Southaven, Mississippi outlet center exercised its option to extend the maturity of the Southaven, Mississippi mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remains LIBOR + 1.80%. The outlet center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

Debt Maturities

Maturities and principal amortization of our consolidated existing debt as of December 31, 2022 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2023	$4,773
2024	5,130
2025	1,501
2026	407,405
2027	625,000
Thereafter	400,000
Subtotal	1,443,809
Net discount and debt origination costs	(15,315)
Total	$1,428,494

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

9.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2022 and 2021 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Average Fixed Pay Rate	2022	2021
Assets (Liabilities) (1):
July 1, 2019	February 1, 2024	25,000	Daily Adjusted SOFR	1.68%	$853	$(459)
January 1, 2021	February 1, 2024	150,000	Daily Adjusted SOFR	0.53%	6,966	828
January 1, 2021	February 1, 2024	100,000	Daily Adjusted SOFR	0.15%	5,043	1,331
March 1, 2021	February 1, 2024	25,000	Daily Adjusted SOFR	0.18%	1,256	326
Total		$300,000			$14,118	$2,026
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020, respectively (in thousands):

	2022	2021	2020
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$12,092	$5,383	$(2,934)

10.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2022:
Asset:
Short-term government securities (cash and cash equivalents)	$174,495	$174,495	$—	$—
Bank certificate of deposit (short-term investments)	52,450	52,450	—	—
Interest rate swaps (prepaids and other assets)	14,118	—	14,118	—
Total assets	$241,063	$226,945	$14,118	$—

Liabilities:
Interest rate swaps (other liabilities)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2021:
Assets:
Short-term government securities (cash and cash equivalents)	$158,197	$158,197	$—	$—
Interest rate swaps (prepaids and other assets)	2,485	—	2,485	—
Total assets	$160,682	$158,197	$2,485	$—

Liabilities:
Interest rate swaps (other liabilities)	$459	$—	$459	$—
Total liabilities	$459	$—	$459	$—

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

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2022:
Asset:
Long-lived assets	$—	$—	$—	$—

Fair value as of December 31, 2021:
Asset:
Long-lived assets	$29,460	$—	$—	$29,460

Fair value as of December 31, 2020:
Asset:
Long-lived assets	$46,950	$—	$—	$46,950

Jeffersonville Impairments

During the fourth quarter of 2020, due to the pending sale in January 2021 of the outlet center we recorded an impairment charge of $2.4 million in our consolidated statement of operations which equaled the excess of the carrying value of our Jeffersonville outlet center over its estimated fair value. The estimated fair value was based on the market approach.

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

Discount rates and terminal capitalization rates utilized in the approach above were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. These inputs are classified under Level 3 in the fair value hierarchy above. Our assumptions during our asset impairment reviews during 2022 remained consistent. Should the significant assumptions utilized above to determine fair value continue to deteriorate, additional impairments in the future could be possible.

The table below summarizes the terminal capitalization rate and discount rate used:

	December 31, 2021	December 31, 2020
Terminal capitalization rate	8.3%	7.8%
Discount rate	9.3%	8.5%

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	876,542	1,079,234
Level 3 Significant Unobservable Inputs	391,820	366,103
Total fair value of debt	$1,268,362	$1,445,337

Recorded value of debt	$1,428,494	$1,397,076

Our senior unsecured notes are publicly-traded which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the hierarchy. Our other debt is classified as Level 3 given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all SOFR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

The carrying values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

11.    Shareholders' Equity of the Company

As discussed in Note 12, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Exchange of Class A limited partnership units	23,577	33,084	116,530

At-the-Market Offering

Under our at-the-market stock offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. The Company did not sell any Shares under the ATM Offering in the year ended December 31, 2022. As of December 31, 2022, we had approximately $60.1 million remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM offering program:

	2022	2021	2020
Number of common shares settled during the period	—	10,009,263	—
Average price per share	$—	$18.97	$—
Aggregate gross proceeds (in thousands)	$—	$189,868	$—
Aggregate net proceeds after commissions and fees (in thousands)	$—	$186,969	$—

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80.0 million that expired in May 2021. In June 2020, we amended our debt agreements primarily to improve future covenant flexibility and such amendments included a prohibition on share repurchases for twelve months starting July 1, 2020 (the “Repurchase Covenant”). The Company temporarily suspended share repurchases for the twelve months starting July 1, 2020 and ending on June 30, 2021 in light of the Repurchase Covenant. On July 1, 2021, the Repurchase Covenant expired. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the years ended December 31, 2022, 2021 and 2020. The remaining amount authorized to be repurchased under the program as of December 31, 2022 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2022, 2021 and 2020:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2019	1,000,000	4,911,173	91,892,260	96,803,433
Units withheld for employee income taxes	—	—	(56,597)	(56,597)
Exchange of Class A limited partnership units	—	(116,530)	116,530	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	611,350	611,350
Issuance of deferred units	—	—	6,258	6,258
Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Units withheld for employee income taxes	—	—	(139,293)	(139,293)
Exchange of Class A limited partnership units	—	(33,084)	33,084	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	569,779	569,779
Issuance of units	100,000	—	9,909,263	9,909,263
Options exercised	—	—	42,100	42,100
Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Units withheld for employee income taxes	—	—	(239,824)	(239,824)
Exchange of Class A limited partnership units	—	(23,577)	23,577	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	613,933	613,933
Issuance of units	—	—	—	—
Options exercised	—	—	15,500	15,500
Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902

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

In 2022 and 2021, adjustments to the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares under the ATM offering program and upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 12, for the years ended December 31, 2022 and 2021, Non-Company LPs exchanged 23,577 and 33,084 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. The Company repurchased no common shares in 2020 and 2021.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2022	2021
Net income attributable to Tanger Factory Outlet Centers, Inc.	$82,063	$9,118
Increase (decrease) in Tanger Factory Outlet Centers, Inc. paid-in-capital adjustments to noncontrolling interests	(182)	(6,917)
Changes from net income attributable to Tanger Factory Outlet Centers, Inc. and transfers from noncontrolling interest	$81,881	$2,201

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	2022	2021	2020
Numerator
Net income (loss) attributable to Tanger Factory Outlet Centers, Inc.	$82,063	$9,118	$(36,278)
Less allocation of earnings to participating securities	(869)	(804)	(692)
Net income (loss) available to common shareholders of Tanger Factory Outlet Centers, Inc.	$81,194	$8,314	$(36,970)
Denominator
Basic weighted average common shares	103,687	100,418	92,618
Effect of notional units	1,240	809	—
Effect of outstanding options	709	752	—
Diluted weighted average common shares	105,636	101,979	92,618
Basic earnings per common share:
Net income (loss)	$0.78	$0.08	$(0.40)
Diluted earnings per common share:
Net income (loss)	$0.77	$0.08	$(0.40)

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2021 and 2020, approximately 506,000 and 1.7 million units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. There were no units excluded from the computation for the year ended December 31, 2022.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2022, 2021 and 2020, approximately 513,000, 332,000 and 1.8 million options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per unit amounts):

	2022	2021	2020
Numerator
Net income (loss) attributable to partners of the Operating Partnership	$85,831	$9,558	$(38,203)
Allocation of earnings to participating securities	(869)	(804)	(692)
Net income (loss) available to common unitholders of the Operating Partnership	$84,962	$8,754	$(38,895)
Denominator
Basic weighted average common units	108,446	105,208	97,521
Effect of notional units	1,240	809	—
Effect of outstanding options	709	752	—
Diluted weighted average common units	110,395	106,769	97,521
Basic earnings per common unit:
Net income (loss)	$0.78	$0.08	$(0.40)
Diluted earnings per common unit:
Net income (loss)	$0.77	$0.08	$(0.40)

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the years ended December 31, 2021 and 2020, approximately 506,000 and 1.7 million units were excluded from the computation, respectively, because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. There were no units excluded from the computation for the year ended December 31, 2022.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2022, 2021 and 2020, approximately 513,000, 332,000 and 1.8 million options were excluded from the computation, respectively.

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

As of December 31, 2022, we may issue up to 18.7 million common shares under the Plan. Shares remaining available for future issuance totaled approximately 1,514,000 common shares. The amount and terms of the awards granted under the Plan were determined by the Board of Directors (or the Compensation Committee of the Board of Directors).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively, as follows (in thousands):

	2022	2021	2020
Restricted common shares	$7,654	$7,980	$7,614
Notional unit performance awards	4,987	4,406	4,574
Options	328	366	329
Total equity-based compensation	$12,969	$12,752	$12,517

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2022	2021	2020
Equity-based compensation expense capitalized	$191	$94	$409

As of December 31, 2022, there was $17.8 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Common Share and Restricted Share Unit Awards

During 2022, 2021 and 2020, the Company granted approximately 513,000, 485,000 and 788,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The 2020 grants include approximately 389,000 restricted common shares that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The non-employee directors' restricted common shares generally vest ratably over a three year period and the senior executive officers' restricted common shares generally vest ratably over periods ranging from three to five years. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2022, 2021 and 2020:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2019	681,525	$23.92
Granted (1)	787,873	23.92
Vested	(330,014)	25.43
Forfeited	(18,996)	19.79
Outstanding at December 31, 2020	1,120,388	$13.91
Granted (2)	485,105	15.40
Vested	(575,688)	15.90
Forfeited	—	—
Outstanding at December 31, 2021	1,029,805	$13.51
Granted (3)	512,957	17.32
Vested	(545,788)	14.01
Forfeited	(26,591)	15.87
Outstanding at December 31, 2022	970,383	$15.18
(1)Includes 121,527 restricted share units.
(2)Includes 68,494 restricted share units.
(3)Includes 36,102 restricted share units.

The table above excludes restricted common shares earned under the 2018 and 2019 Performance Share Plan. In connection with the 2018 Performance Share Plan, we issued approximately 76,000 restricted common shares in February 2021, with approximately 49,000 vesting during 2021 and the remaining 27,000 vesting in February 2022, In connection with the 2019 Performance Share Plan, we issued approximately 97,000 restricted common shares in February 2022, with approximately 59,000 vesting during 2022 and the remaining 38,000 to vest in February 2023. All performance share plan vesting is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The total value of restricted common shares vested during the years ended 2022, 2021 and 2020 was $10.6 million, $9.4 million and $4.2 million, respectively. During 2022, 2021 and 2020, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 240,000, 139,000 and 57,000 for 2022, 2021 and 2020, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $3.7 million, $2.1 million and $0.7 million for 2022, 2021 and 2020, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

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

The following table sets forth PSP performance targets and other relevant information about each plan:

	2022 PSP(1)				2021 PSP(1)				2020 PSP(1)				2019 PSP(1)
Performance targets
Absolute portion of award:
Percent of total award	33%				33%				33%				33%
Absolute total shareholder return range	26%		-	41%	26%		-	41%	37%		-	52%	19%		-	30%
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Relative portion of award:
Percent of total award	67%				67%				67%				67%
Percentile rank of peer group range	30	th	-	80th	30	th	-	80th	30	th	-	80th	30	th	-	80th
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Maximum number of restricted common shares that may be earned	555,349				688,824				902,167				531,827
February grant date fair value per share	$11.68				$9.65				$7.30				$12.09
April 2020 grant date fair value per share (2)	N/A				N/A				$3.11				N/A
August 2021 grant date fair value per share (3)	N/A				$12.44				N/A				N/A
(1)The number of restricted common shares received under the 2022, 2021, 2020 and 2019 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE Nareit Retail Index.
(2)In April 2020, Mr. Yalof was awarded 205,480 notional units under the 2020 PSP. These awards have the same terms as the awards our executive officers received in February 2020.
(3)In August of 2021, additional awards under the 2021 PSP were granted to recently hired senior executive officers whereby a maximum of approximately 26,000 restricted common shares may be earned.

The fair values of the PSP awards granted during the years ended December 31, 2022, 2021 and 2020 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	PSP	PSP	PSP
	2022	2021	2020
Risk free interest rate (1)	1.70%	0.20%	1.40%
Expected dividend yield (2)	5.7%	6.5%	8.4%
Expected volatility (3)	65%	61%	29%
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

The following table sets forth PSP activity for the years ended December 31, 2022, 2021 and 2020:

Unvested PSP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2019	1,123,904	$13.36
Awarded	902,167	6.35
Earned	—	—
Forfeited	(316,297)	16.01
Outstanding as of December 31, 2020	1,709,774	$9.17
Awarded	688,824	9.76
Earned (1)	(76,478)	12.42
Forfeited	(475,854)	11.03
Outstanding as of December 31, 2021	1,826,266	$8.82
Awarded	556,794	11.68
Earned (1)	(96,592)	12.42
Forfeited	(475,061)	11.44
Outstanding as of December 31, 2022	1,811,407	$8.84
(1)Represents the units under the 2018 and 2019 PSP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2022 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$5.73	203,500	$5.73	7.69	65,800	$5.73
$7.15	1,000,000	$7.15	7.37	750,000	$7.15
$19.37	250,000	$19.37	9.91	—	$—
$21.94	177,500	$21.94	5.13	141,700	$21.94
$32.02	85,800	$32.02	1.00	85,800	$32.02
	1,716,800	$11.53	6.79	1,043,300	$11.11

A summary of option activity under the Plan for the years ended December 31, 2022, 2021 and 2020 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2019	523,300	$25.57
Granted	1,334,500	6.79
Exercised	—	—
Forfeited	(52,100)	25.80
Outstanding as of December 31, 2020	1,805,700	$11.69	8.30	$—
Granted	—	—
Exercised	(42,100)	6.31
Forfeited	(168,000)	22.84
Outstanding as of December 31, 2021	1,595,600	$10.68	7.64	$—
Granted	250,000	19.37
Exercised	(15,500)	5.73
Forfeited	(113,300)	17.66
Outstanding as of December 31, 2022	1,716,800	$11.53	6.79	$13,275

Vested and Expected to Vest as of
December 31, 2022	1,700,270	$11.59	6.78	$13,077

Exercisable as of December 31, 2022	1,043,300	$11.11	6.56	$8,896

In November 2022, Michael Bilerman became the Executive Vice President, Chief Financial Officer and Chief Investment Officer of the Company. Mr. Bilerman was granted 250,000 options that have an exercise price of $19.37 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. The options expire 10 years from the date of grant and 50% of the options become exercisable on November 29, 2024, 25% of the award on November 29, 2025 and 25% of the award on November 29, 2026, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.13 and included the following weighted-average assumptions: expected dividend yield 5.10%; expected life of 6.8 years; expected volatility of 48%; a risk-free rate of 3.96%; and forfeiture rate of 0.0%.

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

In April 2020, Stephen Yalof became the President and Chief Operating Officer of the Company. Mr. Yalof was granted 1.0 million options that have an exercise price of $7.15 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. As an inducement to his entering into employment with the Company, the options were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options expire 10 years from the date of grant and 25% of the options became exercisable on December 31, 2020 with the remaining options vesting ratably on each December 31st through 2023, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $0.42 and included the following weighted-average assumptions: expected dividend yield 9.86%; expected life of 7.9 years; expected volatility of 30%; a risk-free rate of 0.60%; and forfeiture rate of 0.0%.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2022, 2021 and 2020, we contributed approximately $968,000, $867,000 and $878,000, respectively, to the 401(k) Retirement Savings Plan.

17. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2019	$(25,094)	$(401)	$(25,495)	$(1,369)	$(24)	$(1,393)
Other comprehensive income (loss) before reclassifications	1,695	(6,749)	(5,054)	88	(359)	(271)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,964	3,964	—	210	210
Balance December 31, 2020	(23,399)	(3,186)	(26,585)	(1,281)	(173)	(1,454)
Other comprehensive income (loss) before reclassifications	223	3,776	3,999	30	179	209
Reclassification out of accumulated other comprehensive income (loss) into interest expense	3,463	1,362	4,825	167	66	233
Balance December 31, 2021	(19,713)	1,952	(17,761)	(1,084)	72	(1,012)
Other comprehensive income (loss) before reclassifications	(4,803)	14,997	10,194	(267)	725	458
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,470)	(3,470)	—	(159)	(159)
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $12.2 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2022.

18. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2019	$(26,463)	$(425)	$(26,888)
Other comprehensive income (loss) before reclassifications	1,783	(7,108)	(5,325)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	4,174	4,174
Balance December 31, 2020	(24,680)	(3,359)	(28,039)
Other comprehensive income (loss) before reclassifications	253	3,955	4,208
Reclassification out of accumulated other comprehensive income (loss) into interest expense	3,630	1,428	5,058
Balance December 31, 2021	(20,797)	2,024	(18,773)
Other comprehensive income (loss) before reclassifications	(5,070)	15,722	10,652
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,629)	(3,629)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $12.2 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2022.

19.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Advertising and promotion	$19,848	$20,632	$20,435
Common area maintenance	61,106	62,175	56,226
Real estate taxes	31,713	29,592	32,762
Other operating expenses	31,269	28,337	27,712
	$143,936	$140,736	$137,135

20.    Lease Agreements

Lessor

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020 we recorded a straight-line rent adjustment of $1.7 million, $1.9 million and $4.4 million, respectively, as an increase to rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized; however, indirect internal leasing costs are expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

As of December 31, 2022, we were the lessor to over 2,200 stores in our 29 consolidated outlet centers, under operating leases with initial terms that expire from 2023 to 2039, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the years ended December 31, 2022, 2021 and 2020, the components of rental revenues are as follows (in thousands):

	2022	2021	2020
Rental revenues - fixed	$319,219	$298,095	$289,676
Rental revenues - variable (1)	102,200	109,671	88,256
Rental revenues	$421,419	$407,766	$377,932
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2022, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands) :

2023	$238,442
2024	196,263
2025	152,185
2026	117,491
2027	87,086
Thereafter	199,689
$991,156

Lessee

As of December 31, 2022 and 2021 we have operating lease right-of-use assets $78.6 million and $79.8 million and operating lease liabilities of $87.5 million, and $88.9 million respectively. In 2020, we recorded impairment charges of $64.8 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value of which $4.0 million of the impairment charge was allocated to the right-of-use asset. In 2021, we recorded an impairment charge of $7.0 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value of which $563,000 of the impairment charge was allocated to the right-of-use asset.

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

For the years ended December 31, 2022, 2021 and 2020, the components of lease costs are as follows (in thousands):

	2022	2021	2020
Operating lease costs	$5,495	$5,511	$5,531
Short-term lease costs	1,330	1,465	2,511
Variable lease costs (1)	948	276	295
Total lease costs	$7,773	$7,252	$8,337
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

2022
Weighted - average remaining lease term (years)	48.29
Weighted - average discount rate	5.0%

Cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Operating cash outflows related to operating leases	$5,669	$5,613	$5,568

Maturities of lease liabilities as of December 31, 2022 for the next five years and thereafter are as follows (in thousands):

2023	$5,709
2024	5,765
2025	5,816
2026	5,854
2027	5,893
Thereafter	209,270
Total lease payments	$238,307
Less imputed interest	150,779
Present value of lease liabilities	$87,528

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

Lease Agreements

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has increased from 95% at the end of 2021 to 97% at the end of 2022. If our occupancy declines, certain outlet centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances. We are also party to an executive severance plan with certain other executives that provide for severance payments under certain circumstances.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 15.5% of principal. The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2022, the maximum amount of joint venture debt guaranteed by the Company is $10.0 million.

22.    Subsequent Events

Dividends

In January 2023, the Company's Board of Directors declared a $0.22 quarterly cash dividend per common share payable on February 15, 2023 to each shareholder of record on January 31, 2023, and a $0.22 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2022 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2022 (2)
Outlet Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Atlantic City	Atlantic City, NJ	$17,625	$—	$125,988	$—	$14,990	$—	$140,978	$140,978	$51,140	2011 (5)
Branson	Branson, MO	—	4,407	25,040	396	27,608	4,803	52,648	57,451	37,653	1994
Charleston	Charleston, SC	—	10,353	48,877	—	19,826	10,353	68,703	79,056	39,592	2006
Commerce	Commerce, GA	—	1,262	14,046	707	38,974	1,969	53,020	54,989	39,383	1995
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	7,772	9,913	88,182	98,095	28,215	2016
Deer Park	Deer Park, NY	—	82,413	173,044	—	20,239	82,413	193,283	275,696	68,962	2013 (5)
Foley	Foley, AL	—	4,400	82,410	693	39,678	5,093	122,088	127,181	70,290	2003 (5)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	4,350	11,157	91,375	102,532	24,269	2017
Foxwoods (6)	Mashantucket, CT	—	—	130,941	—	(96,628)	—	34,313	34,313	1,930	2015
Gonzales	Gonzales, LA	—	679	15,895	—	34,880	679	50,775	51,454	39,141	1992
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	4,112	8,180	79,532	87,712	29,588	2015
Hershey	Hershey, PA	—	3,673	48,186	—	10,510	3,673	58,696	62,369	23,051	2011(5)
Hilton Head I	Bluffton, SC	—	4,753	—	—	34,039	4,753	34,039	38,792	19,479	2011
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	18,046	5,128	38,714	43,842	22,733	2003 (5)
Howell	Howell, MI	—	2,250	35,250	—	17,267	2,250	52,517	54,767	32,174	2002 (5)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	65,692	10,347	85,599	95,946	40,907	1994 (5)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	34,514	2,615	46,315	48,930	32,218	1994
Mebane	Mebane, NC	—	8,821	53,362	—	8,321	8,821	61,683	70,504	35,404	2010
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	31,630	—	112,363	112,363	49,475	2009 (5)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	43,749	8,781	100,547	109,328	57,736	2003 (5)
Nashville	Nashville, TN	—	8,772	26,826	—	—	8,772	26,826	35,598	—	2023 (7)

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2022 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2022(2)
Outlet Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	17,308	5,531	108,596	114,127	72,789	2008
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,876	64,200	22,476	138,409	160,885	69,300	2003 (5)
Riverhead	Riverhead, NY	—	—	36,374	6,152	140,377	6,152	176,751	182,903	119,406	1993
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	62,783	4,102	72,223	76,325	50,313	1993
Savannah	Pooler, GA	—	8,432	167,780	—	7,019	8,432	174,799	183,231	40,923	2016 (5)
Sevierville	Sevierville, TN	—	—	18,495	—	55,042	—	73,537	73,537	48,323	1997 (5)
Southaven	Southaven, MS	51,347	14,959	50,511	—	(2,792)	14,959	47,719	62,678	24,389	2015
Tilton	Tilton, NH	—	1,800	24,838	29	16,739	1,829	41,577	43,406	23,197	2003 (5)
Westgate	Glendale, AZ	—	19,037	140,337	2,555	13,113	21,592	153,450	175,042	31,969	2016 (5)
Other	Various	—	306	1,495	—	40	306	1,535	1,841	1,013	Various
		$68,972	$253,654	$1,827,394	$21,425	$753,398	$275,079	$2,580,792	$2,855,871	$1,224,962
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
(7)Construction at Nashville began in 2022, with an expected completion in 2023.

TANGER FACTORY OUTLET CENTERS, INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2022
(in thousands)

The changes in total real estate for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$2,800,758	$2,793,372	$2,896,894
Improvements	92,828	37,218	29,516
Impairment charges	—	(8,574)	(91,603)
Dispositions and other	(37,715)	(21,258)	(41,435)
Balance, end of year	$2,855,871	$2,800,758	$2,793,372

The changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$1,145,388	$1,054,993	$1,009,951
Depreciation for the period	97,916	96,990	101,665
Impairment charges	—	(2,160)	(30,208)
Dispositions and other	(18,342)	(4,435)	(26,415)
Balance, end of year	$1,224,962	$1,145,388	$1,054,993