Form 10-Q
period 2023-03-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2023-04-28
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 24, 2023, there were 105,181,181 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2023 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2023, the Company and its wholly owned subsidiaries owned 105,316,253 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2023	December 31, 2022
Assets
Rental property:
Land	$275,081	$275,079
Buildings, improvements and fixtures	2,558,983	2,553,452
Construction in progress	54,623	27,340
	2,888,687	2,855,871
Accumulated depreciation	(1,248,391)	(1,224,962)
Total rental property, net	1,640,296	1,630,909
Cash and cash equivalents	202,821	212,124
Short-term investments	32,946	52,450
Investments in unconsolidated joint ventures	73,368	73,809
Deferred lease costs and other intangibles, net	56,818	58,574
Operating lease right-of-use assets	78,332	78,636
Prepaids and other assets	100,811	111,163
Total assets	$2,185,392	$2,217,665
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,038,456	$1,037,998
Unsecured term loan, net	321,736	321,525
Mortgages payable, net	67,749	68,971
Unsecured lines of credit	—	—
Total debt	1,427,941	1,428,494
Accounts payable and accrued expenses	79,401	104,741
Operating lease liabilities	87,234	87,528
Other liabilities	84,510	82,968
Total liabilities	1,679,086	1,703,731
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 105,316,253 and 104,497,920 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,053	1,045
Paid in capital	984,253	987,192
Accumulated distributions in excess of net income	(486,638)	(485,557)
Accumulated other comprehensive loss	(14,159)	(11,037)
Equity attributable to Tanger Factory Outlet Centers, Inc.	484,509	491,643
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	21,797	22,291
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	506,306	513,934
Total liabilities and equity	$2,185,392	$2,217,665
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Rental revenues	$103,582	$104,609
Management, leasing and other services	1,914	1,527
Other revenues	3,447	2,732
Total revenues	108,943	108,868
Expenses:
Property operating	33,148	36,758
General and administrative	17,434	15,467
Depreciation and amortization	25,893	26,243
Total expenses	76,475	78,468
Other income (expense):
Interest expense	(12,343)	(11,634)
Other income (expense)	2,800	183
Total other income (expense)	(9,543)	(11,451)
Income before equity in earnings of unconsolidated joint ventures	22,925	18,949
Equity in earnings of unconsolidated joint ventures	1,935	2,513
Net income	24,860	21,462
Noncontrolling interests in Operating Partnership	(1,071)	(944)
Noncontrolling interests in other consolidated partnerships	(248)	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$23,541	$20,518

Basic earnings per common share:
Net income	$0.22	$0.20
Diluted earnings per common share:
Net income	$0.22	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2023	2022
Net income	$24,860	$21,462
Other comprehensive income (loss):
Foreign currency translation adjustments	162	1,226
Change in fair value of cash flow hedges	(3,426)	7,674
Other comprehensive income (loss)	(3,264)	8,900
Comprehensive income	21,596	30,362
Comprehensive income attributable to noncontrolling interests	(929)	(1,335)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$20,667	$29,027
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	20,518	—	20,518	944	—	21,462
Other comprehensive income	—	—	—	8,509	8,509	391	—	8,900
Compensation under Incentive Award Plan	—	2,746	—	—	2,746	—	—	2,746
Issuance of 1,900 common shares upon exercise of options	—	10	—	—	10	—	—	10
Grant of 512,398 restricted common share awards, net of forefeitures	4	(4)	—	—	—	—	—	—
Withholding of 129,971 common shares for employee income taxes	(1)	(2,145)	—	—	(2,146)	—	—	(2,146)
Adjustment for noncontrolling interests in Operating Partnership	—	73	—	—	73	(73)	—	—
Common dividends ($0.1825 per share)	—	—	(19,315)	—	(19,315)	—	—	(19,315)
Distributions to noncontrolling interests	—	—	—	—	—	(869)	—	(869)
Balance, March 31, 2022	$1,044	$978,734	$(482,206)	$(9,252)	$488,320	$22,257	$—	$510,577

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	23,541	—	23,541	1,071	248	24,860
Other comprehensive loss	—	—	—	(3,122)	(3,122)	(142)	—	(3,264)
Compensation under Incentive Award Plan	—	2,323	—	—	2,323	—	—	2,323
Issuance of 2,600 common shares upon exercise of options	—	15	—	—	15	—	—	15
Grant of 1,116,372 restricted common share awards, net of forfeitures	11	(11)	—	—	—	—	—	—
Withholding of 300,639 common shares for employee income taxes	(3)	(5,646)	—	—	(5,649)	—	—	(5,649)
Adjustment for noncontrolling interests in Operating Partnership	—	381	—	—	381	(381)	—	—
Common dividends ($0.2200 per share)	—	—	(24,623)	—	(24,623)	—	—	(24,623)
Distributions to noncontrolling interests	—	—	—	—	—	(1,042)	(248)	(1,290)
Balance, March 31, 2023	$1,053	$984,254	$(486,639)	$(14,159)	$484,509	$21,797	$—	$506,306
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$24,860	$21,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,893	26,243
Amortization of deferred financing costs	808	759
Equity in earnings of unconsolidated joint ventures	(1,935)	(2,513)
Equity-based compensation expense	2,271	2,708
Amortization of debt (premiums) and discounts, net	144	117
Amortization (accretion) of market rent rate adjustments, net	134	176
Straight-line rent adjustments	680	1,337
Distributions of cumulative earnings from unconsolidated joint ventures	2,007	2,474
Changes in other assets and liabilities:
Other assets	6,064	(1,377)
Accounts payable and accrued expenses	(35,352)	(32,532)
Net cash provided by operating activities	25,574	18,854
INVESTING ACTIVITIES
Additions to rental property	(25,940)	(5,867)
Proceeds from short-term investments	19,504	—
Additions to non-real estate assets	(370)	(1,924)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,556	3,353
Additions to deferred lease costs	(694)	(588)
Other investing activities	3,071	1,686
Net cash used in investing activities	(1,873)	(3,340)
FINANCING ACTIVITIES
Cash dividends paid	(24,623)	(19,315)
Distributions to noncontrolling interests in Operating Partnership	(1,042)	(869)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(1,160)	(1,080)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(5,649)	(2,146)
Additions to deferred financing costs	(17)	(227)
Proceeds from exercise of options	15	10
Payment for other financing activities	(287)	(287)
Distributions to noncontrolling interests in other consolidated partnerships	(248)	—
Net cash used in financing activities	(33,011)	(23,914)
Effect of foreign currency rate changes on cash and cash equivalents	7	(8)
Net decrease in cash and cash equivalents	(9,303)	(8,408)
Cash and cash equivalents, beginning of period	212,124	161,255
Cash and cash equivalents, end of period	$202,821	$152,847
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2023	December 31, 2022
Assets
Rental property:
Land	$275,081	$275,079
Buildings, improvements and fixtures	2,558,983	2,553,452
Construction in progress	54,623	27,340
	2,888,687	2,855,871
Accumulated depreciation	(1,248,391)	(1,224,962)
Total rental property, net	1,640,296	1,630,909
Cash and cash equivalents	202,629	212,011
Short-term investments	32,946	52,450
Investments in unconsolidated joint ventures	73,368	73,809
Deferred lease costs and other intangibles, net	56,818	58,574
Operating lease right-of-use assets	78,332	78,636
Prepaids and other assets	100,186	110,622
Total assets	$2,184,575	$2,217,011
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,038,456	$1,037,998
Unsecured term loan, net	321,736	321,525
Mortgages payable, net	67,749	68,971
Unsecured lines of credit	—	—
Total debt	1,427,941	1,428,494
Accounts payable and accrued expenses	78,584	104,087
Operating lease liabilities	87,234	87,528
Other liabilities	84,510	82,968
Total liabilities	1,678,269	1,703,077
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at March 31, 2023 and 1,100,000 units at December 31, 2022, respectively	4,520	4,516
Limited partners, 4,737,982 and 4,737,982 Class A common units, and 104,216,253 and 103,397,920 Class B common units outstanding at March 31, 2023 and December 31, 2022, respectively	516,800	521,168
Accumulated other comprehensive loss	(15,014)	(11,750)
Total partners’ equity	506,306	513,934
Noncontrolling interests in consolidated partnerships	—	—
Total equity	506,306	513,934
Total liabilities and equity	$2,184,575	$2,217,011
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Rental revenues	$103,582	$104,609
Management, leasing and other services	1,914	1,527
Other revenues	3,447	2,732
Total revenues	108,943	108,868
Expenses:
Property operating	33,148	36,758
General and administrative	17,434	15,467
Depreciation and amortization	25,893	26,243
Total expenses	76,475	78,468
Other income (expense):
Interest expense	(12,343)	(11,634)
Other income (expense)	2,800	183
Total other income (expense)	(9,543)	(11,451)
Income before equity in earnings of unconsolidated joint ventures	22,925	18,949
Equity in earnings of unconsolidated joint ventures	1,935	2,513
Net income	24,860	21,462
Noncontrolling interests in consolidated partnerships	(248)	—
Net income available to partners	24,612	21,462
Net income available to limited partners	24,366	17,150
Net income (loss) available to general partner	$246	$4,312

Basic earnings per common unit:
Net income	$0.22	$0.20
Diluted earnings per common unit:
Net income	$0.22	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2023	2022
Net income	$24,860	$21,462
Other comprehensive income (loss):
Foreign currency translation adjustments	162	1,226
Changes in fair value of cash flow hedges	(3,426)	7,674
Other comprehensive income (loss)	(3,264)	8,900
Comprehensive income	21,596	30,362
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(248)	—
Comprehensive income attributable to the Operating Partnership	$21,348	$30,362
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	4,312	17,150	—	21,462	—	21,462
Other comprehensive income	—	—	8,900	8,900	—	8,900
Compensation under Incentive Award Plan	—	2,746	—	2,746	—	2,746
Issuance of 1,900 common units upon exercise of options	—	10	—	10	—	10
Withholding of 129,971 common units for employee income taxes	—	(2,146)	—	(2,146)	—	(2,146)
Grant of 512,398 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.1825 per unit)	(201)	(19,983)	—	(20,184)	—	(20,184)
Balance, March 31, 2022	$8,650	$511,800	$(9,873)	$510,577	$—	$510,577

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	246	24,366	—	24,612	248	$24,860
Other comprehensive loss	—	—	(3,264)	(3,264)	—	(3,264)
Compensation under Incentive Award Plan	—	2,323	—	2,323	—	2,323
Issuance of 2,600 common shares upon exercise of options		15		15		15
Withholding of 300,639 common units for employee income taxes	—	(5,649)	—	(5,649)	—	(5,649)
Grant of 1,116,372 restricted common share awards by the Company	—	—	—	—	—	—
Common distributions ($0.2200 per unit)	(242)	(25,423)	—	(25,665)	(248)	(25,913)
Balance, March 31, 2023	$4,520	$516,800	$(15,014)	$506,306	$—	$506,306
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$24,860	$21,462
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,893	26,243
Amortization of deferred financing costs	808	759
Equity in earnings of unconsolidated joint ventures	(1,935)	(2,513)
Equity-based compensation expense	2,271	2,708
Amortization of debt (premiums) and discounts, net	144	117
Amortization (accretion) of market rent rate adjustments, net	134	176
Straight-line rent adjustments	680	1,337
Distributions of cumulative earnings from unconsolidated joint ventures	2,007	2,474
Changes in other assets and liabilities:
Other assets	6,064	(1,394)
Accounts payable and accrued expenses	(35,431)	(32,681)
Net cash provided by operating activities	25,495	18,688
INVESTING ACTIVITIES
Additions to rental property	(25,940)	(5,867)
Proceeds from short-term investments	19,504	—
Additions to non-real estate assets	(370)	(1,924)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,556	3,353
Additions to deferred lease costs	(694)	(588)
Other investing activities	3,071	1,686
Net cash used in investing activities	(1,873)	(3,340)
FINANCING ACTIVITIES
Cash distributions paid	(25,665)	(20,184)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(1,160)	(1,080)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(5,649)	(2,146)
Additions to deferred financing costs	(17)	(227)
Proceeds from exercise of options	15	10
Payment for other financing activities	(287)	(287)
Distributions to noncontrolling interests in other consolidated partnerships	(248)	—
Net cash used in financing activities	(33,011)	(23,914)
Effect of foreign currency on cash and cash equivalents	7	(8)
Net increase (decrease) in cash and cash equivalents	(9,382)	(8,574)
Cash and cash equivalents, beginning of period	212,011	161,152
Cash and cash equivalents, end of period	$202,629	$152,578
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of March 31, 2023, we owned and operated 29 consolidated outlet centers, with a total gross leasable area of approximately 11.4 million square feet, which were 97% occupied and contained over 2,200 stores representing approximately 600 store brands, as well as one center under construction. We also had partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. Our portfolio also includes one managed center totaling approximately 500,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2023, the Company and its wholly-owned subsidiaries owned 105,316,253 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 balance sheet data in this Form 10-Q was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $50.3 million as of March 31, 2023.

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

If economic and market conditions deteriorate beyond our current expectations, or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. In addition, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $112.6 million. We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of March 31, 2023:

Project	Approximate Square Feet (in 000’s)	Estimated Total Net Cost (millions)	Costs Incurred to Date (in millions)	Projected Opening
New Development:
Nashville	290	$142 - $150	$62.8	Fall 2023

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

4. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2023
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	$73.4	—
				$73.4
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(19.0)	99.7
National Harbor(2)	National Harbor, MD	50.0%	341	(13.6)	94.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.9)	64.5
Columbus(2)	Columbus, OH	50.0%	355	(2.9)	70.3
				$(51.4)

As of December 31, 2022
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	73.8	—
				$73.8
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(18.8)	$99.7
National Harbor(2)	National Harbor, MD	50.0%	341	(12.8)	94.6
Galveston/Houston(2)	Texas City, TX	50.0%	353	(15.5)	64.5
Columbus(2)	Columbus, OH	50.0%	355	(2.4)	70.3
				$(49.5)
(1)Net of debt origination costs of $1.4 million as of March 31, 2023 and $1.5 million as of December 31, 2022.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Fee:
Management and marketing	$545	$536
Leasing and other fees	45	35
Expense reimbursements from unconsolidated joint ventures	1,077	956
Total Fees	$1,667	$1,527

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.1 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	March 31, 2023	December 31, 2022
Assets
Land	$81,801	$81,716
Buildings, improvements and fixtures	459,236	458,190
Construction in progress	534	681
	541,571	540,587
Accumulated depreciation	(187,719)	(182,731)
Total rental property, net	353,852	357,856
Cash and cash equivalents	11,847	17,372
Deferred lease costs and other intangibles, net	2,686	2,895
Prepaids and other assets	8,599	10,612
Total assets	$376,984	$388,735
Liabilities and Owners’ Equity
Mortgages payable, net	$328,838	$329,009
Accounts payable and other liabilities	11,683	15,374
Total liabilities	340,521	344,383
Owners’ equity	36,463	44,352
Total liabilities and owners’ equity	$376,984	$388,735

	Three months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	March 31,
	2023	2022
Revenues	$22,128	$21,841
Expenses:
Property operating	8,472	8,303
General and administrative	142	92
Depreciation and amortization	5,239	5,482
Total expenses	13,853	13,877
Other income (expense):
Interest expense	(4,400)	(2,916)
Other income	139	3
Total other expense	(4,261)	(2,913)
Net income	$4,014	$5,051
The Company and Operating Partnership’s share of:
Net income	$1,935	$2,513
Depreciation and amortization (real estate related)	$2,670	$2,754

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of March 31, 2023. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2023	December 31, 2022
Unsecured lines of credit	$—	$—
Unsecured term loan	$325,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					March 31, 2023		December 31, 2022
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$348,037	$350,000	$347,894
Senior notes	3.875%			July 2027	300,000	298,242	300,000	298,142
Senior notes	2.750%			September 2031	400,000	392,177	400,000	391,962

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	15,948	16,396	17,109	17,625
Southaven	Adj SOFR	+	2.00%	October 2026	51,700	51,353	51,700	51,346
Unsecured term loan	Adj SOFR	+	1.20%	January 2027	325,000	321,736	325,000	321,525
Unsecured lines of credit	Adj SOFR	+	1.20%	July 2025	—	—	—	—
					$1,442,648	$1,427,941	$1,443,809	$1,428,494
(1)Including premiums and net of debt discount and debt origination costs. Excludes $3.1 million and $3.5 million of unamortized debt origination costs related to the unsecured lines of credit for the periods ended March 31, 2023 and December 31, 2022 respectively, recorded in prepaids and other assets in the Consolidated Balance Sheet.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $140.9 million at March 31, 2023, serve as collateral for mortgages payable. As of March 31, 2023, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of March 31, 2023 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 15.5% of principal. As of March 31, 2023, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $10.0 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of March 31, 2023, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of March 31, 2023 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2023	$3,612
2024	5,130
2025	1,501
2026	407,405
2027	625,000
Thereafter	400,000
Subtotal	1,442,648
Net discount and debt origination costs	(14,707)
Total	$1,427,941
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

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2023	December 31, 2022
Assets (Liabilities)(1):
Interest rate swaps:
July 1, 2019	February 1, 2024	$25,000	Daily Adjusted SOFR	1.68%	$656	$853
January 1, 2021	February 1, 2024	150,000	Daily Adjusted SOFR	0.53%	5,361	6,966
January 1, 2021	February 1, 2024	100,000	Daily Adjusted SOFR	0.15%	3,883	5,043
March 1, 2021	February 1, 2024	25,000	Daily Adjusted SOFR	0.18%	962	1,256
February 1, 2024 (2)	February 1, 2026 - August 1, 2026	80,000	Daily Adjusted SOFR	3.40%	(169)	—
Total					$10,693	$14,118
(1)Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.
(2)In March 2023, we entered into $80.0 million of forward-starting interest rate swaps with an effective date of February 1, 2024 and maturity dates ranging from February 1, 2026 to August 1, 2026.

In April 2023, the Company entered into an additional $20 million forward-starting interest rate swap with an effective date of February 1, 2024 and an adjusted SOFR rate of 3.09%, which is not reflected in the tables above or in our consolidated financial statements as of March 31, 2023. The maturity date of this derivative instrument is February 1, 2026.

The derivative financial instruments are comprised of interest rate swaps, which are designated and qualify as cash flow hedges, with various counterparties. We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2023	2022
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$(3,426)	$7,674

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2023:
Assets:
Interest rate swaps (prepaids and other assets)	10,923	—	10,923	—

Liabilities:
Interest rate swaps (other liabilities)	230	—	230	—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Total
Fair value as of December 31, 2022:
Asset:
Interest rate swaps (prepaids and other assets)	$14,118	$—	$14,118	$—

Liabilities:
Interest rate swaps (other liabilities)	$—	$—	$—	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2023	December 31, 2022
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	877,279	876,542
Level 3 Significant Unobservable Inputs	392,349	391,820
Total fair value of debt	$1,269,628	$1,268,362

Recorded value of debt	$1,427,941	$1,428,494

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

The carrying values of cash and cash equivalents, short-term investments, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. Short-term government securities and our certificates of deposit included in short-term investments are highly liquid investments, which are classified as Level 1 in the fair value hierarchy because they are valued l using quoted market prices in an active market.

9. Shareholders’ Equity of the Company

Dividend Declaration
In January 2023, the Company's Board of Directors declared a $0.22 cash dividend per common share payable on February 15, 2023 to each shareholder of record on January 31, 2023, and in its capacity as General Partner of the Operating Partnership, a $0.22 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market share offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of March 31, 2023, we had approximately $60.1 million remaining available for sale under the ATM Offering program. There were no sales of our shares during the first quarters of 2023 or 2022.

Share Repurchase Program

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023.

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the three months ended March 31, 2023 and 2022. The remaining amount authorized to be repurchased under the program as of March 31, 2023 was approximately $80.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2023 and March 31, 2022:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Options exercised	—	—	1,900	1,900
Grant of restricted common share awards by the Company, net of forfeitures	—	—	512,398	512,398
Units withheld for employee income taxes	—	—	(129,971)	(129,971)
Balance March 31, 2022	1,100,000	4,761,559	103,369,061	108,130,620

Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Options exercised	—	—	2,600	2,600
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,116,372	1,116,372
Units withheld for employee income taxes	—	—	(300,639)	(300,639)
Balance March 31, 2023	1,100,000	4,737,982	104,216,253	108,954,235

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$23,541	$20,518
Less allocation of earnings to participating securities	(199)	(215)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$23,342	$20,303
Denominator:
Basic weighted average common shares	104,088	103,520
Effect of notional units	693	802
Effect of outstanding options	741	736
Diluted weighted average common shares	105,522	105,058
Basic earnings per common share:
Net income	$0.22	$0.20
Diluted earnings per common share:
Net income	$0.22	$0.19

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2023, no notional units were excluded from the computation and for the three months ended March 31, 2022, approximately 139,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2023, approximately 503,300 options were excluded from the computation and for the three months ended March 31, 2022, approximately 297,000 options were excluded from the computation, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net income attributable to partners of the Operating Partnership	$24,612	$21,462
Less allocation of earnings to participating securities	(199)	(215)
Net income available to common unitholders of the Operating Partnership	$24,413	$21,247
Denominator:
Basic weighted average common units	108,826	108,282
Effect of notional units	693	802
Effect of outstanding options	741	736
Diluted weighted average common units	110,260	109,820
Basic earnings per common unit:
Net income	$0.22	$0.20
Diluted earnings per common unit:
Net income	$0.22	$0.19

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2023, no notional units were excluded from the computation and for the three months ended March 31, 2022, approximately 139,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2023, approximately 503,300 options were excluded from the computation and for the three months ended March 31, 2022, approximately 297,000 options were excluded from the computation, as they were anti-dilutive.

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

13. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Per the Operating Partnership agreement, when a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company’s wholly-owned subsidiary, the Tanger LP Trust. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Restricted common shares (1)	$1,755	$1,569
Notional unit performance awards (1)	384	1,045
Options	132	94
Total equity-based compensation	$2,271	$2,708
(1)    The three months ended March 31, 2023 includes the reversal of compensation costs related to the voluntary resignation of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Equity-based compensation expense capitalized	$52	$38

Restricted Common Share and Restricted Share Unit Awards

During March 2023, the Company granted approximately 323,829 restricted common shares and restricted share units to the Company’s non-employee directors and the Company’s executive officers. The grant date fair value of the awards was $17.53 per share. The restricted common shares vest ratably over a three year period on March 15th of each year for executive officers and over a one year period on March 15th for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 300,639 and 130,000 for the three months ended March 31, 2023 and 2022, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $5.6 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2023 Performance Share Plan

During March 2023, the Compensation Committee of the Company approved the general terms of the Tanger Factory Outlet Centers, Inc. 2023 Performance Share Plan (the “2023 PSP”) covering the Company's executive officers whereby a maximum of approximately 489,122 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period.

The 2023 PSP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, (c) due to death or disability).

The following table sets forth 2023 PSP performance targets and other relevant information about the 2023 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26.0%	-	40.5%
Percentage of units to be earned	20%	-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30th	-	80th
Percentage of units to be earned	20%	-	100%

Maximum number of restricted common shares that may be earned	489,122
March grant date fair value per share	$12.08
(1)The number of restricted common shares received under the 2023 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2023 PSP awards granted during the three months ended March 31, 2023 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	3.9%
Expected dividend yield (2)	4.6%
Expected volatility (3)	62%
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

2020 Performance Share Plan

On February 10, 2023, the measurement period for the 2020 Performance Share Plan (the “2020 PSP") expired. Based on the Company’s absolute share price appreciation and relative total shareholder return over the three year measurement period, we issued 758,814 restricted common shares in February 2023, with 439,051 vesting immediately and the remaining 319,763 vesting in February 2024, contingent upon continued employment with the Company through the vesting date.

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and for three months ended March 31, 2022 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)
Other comprehensive income (loss) before reclassifications	155	—	155	9	—	9
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,277)	(3,277)	—	(149)	(149)
Balance March 31, 2023	$(24,361)	$10,202	$(14,159)	$(1,342)	$489	$(853)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)
Other comprehensive income (loss) before reclassifications	1,172	7,056	8,228	54	324	378
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	281	281	—	13	13
Balance March 31, 2022	$(18,541)	$9,289	$(9,252)	$(1,030)	$409	$(621)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $10.9 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2023.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)
Other comprehensive income (loss) before reclassifications	164	—	164
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,426)	(3,426)
Balance March 31, 2023	$(25,703)	$10,691	$(15,012)

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

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $10.9 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2023.

16.    Lease Agreements

As of March 31, 2023, we were the lessor to approximately 2,200 stores in our 29 consolidated outlet centers, under operating leases with initial terms that expire from 2023 to 2039, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Rental revenues - fixed	$81,887	$81,312
Rental revenues - variable (1)	21,695	23,297
Rental revenues	$103,582	$104,609
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

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2023	March 31, 2022
Costs relating to construction included in accounts payable and accrued expenses	$30,331	$9,539

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Interest paid	$18,352	$19,552

18. New Accounting Pronouncements

Recently issued accounting standards

On March 12, 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848, which defers the sunset date on the topic of reference rate reform from December 31, 2022, to December 31, 2024. An entity may elect to apply the amendments on a full retrospective basis. In October 2022 we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. This was done as we modified all of our current interest rate derivative contracts, changing the indexes from LIBOR to Adjusted SOFR. We have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other applicable elections as additional changes in the market and with respect to our debt and derivative instruments occur.

19. Subsequent Events

Dividend Declaration

In April 2023, the Company's Board of Directors declared a $0.245 cash dividend per common share payable on May 15, 2023 to each shareholder of record on April 28, 2023, and a $0.245 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2023 with the three months ended March 31, 2022. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of rising inflation, supply chain and labor issues, the COVID-19 pandemic and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers, including our Nashville development; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers, including due to changes in the national, regional and local economic climate, inflation and rising interest rates; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; risks associated with supply chain disruptions and labor shortages; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; investor and regulatory focus on environmental, sustainability and social initiatives; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; uncertainty relating to the phasing out of LIBOR; risk associated with our interest rate hedging arrangements; risk associated to uncertainty related to determination of LIBOR; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of March 31, 2023, we had 29 consolidated outlet centers in 18 states totaling 11.4 million square feet, one managed center and one center under construction. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2022 to March 31, 2023 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers		Managed Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2022		11,453	30	2,113	6	—	—
Additions:
Palm Beach, Florida	Third Quarter					457	1
Dispositions:
Blowing Rock, North Carolina	Fourth Quarter	(104)	(1)
Other		4	—	—	—	—	—
As of December 31, 2022		11,353	29	2,113	6	457	1
Other		(1)	—	—	—	—	—
As of March 31, 2023		11,352	29	2,113	6	457	1

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of March 31, 2023. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	100.0
Riverhead, New York (1)	100	729,280	93.1
Foley, Alabama	100	554,736	96.2
Rehoboth Beach, Delaware (1)	100	547,938	96.4
Atlantic City, New Jersey (1) (3)	100	487,718	89.0
San Marcos, Texas	100	471,816	95.2
Sevierville, Tennessee (1)	100	449,968	100.0
Savannah, Georgia	100	429,089	99.5
Myrtle Beach Hwy 501, South Carolina	100	426,523	99.3
Glendale, Arizona (Westgate)	100	410,753	99.1
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	98.6
Charleston, South Carolina	100	386,328	96.3
Lancaster, Pennsylvania	100	376,203	99.7
Pittsburgh, Pennsylvania	100	373,863	96.7
Commerce, Georgia	100	371,408	100.0
Grand Rapids, Michigan	100	357,133	89.0
Fort Worth, Texas	100	351,741	94.5
Daytona Beach, Florida	100	351,691	99.0
Branson, Missouri	100	329,861	100.0
Southaven, Mississippi (2) (3)	50	324,801	100.0
Locust Grove, Georgia	100	321,082	97.4
Gonzales, Louisiana	100	321,066	100.0
Mebane, North Carolina	100	319,762	99.6
Howell, Michigan	100	314,438	78.5
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	87.1
Tilton, New Hampshire	100	250,558	94.2
Hershey, Pennsylvania	100	249,696	99.0
Hilton Head II, South Carolina	100	207,422	98.3
Hilton Head I, South Carolina	100	181,687	100.0
Totals		11,351,648	96.4
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,713	99.1
Ottawa, Ontario	50	357,213	96.7
Columbus, Ohio (1)	50	355,245	100.0
Texas City, Texas (Galveston/Houston) (1)	50	352,705	96.6
National Harbor, Maryland (1)	50	341,156	99.8
Cookstown, Ontario	50	307,883	94.2
Total		2,112,915	97.8
(1)Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve month periods ended March 31, 2023 and 2022:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2023	304	1,358	$34.38	14.1%	$2.96	3.76
2022	297	1,498	$30.73	1.1%	$4.18	3.57

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2023	362	1,565	$34.53		$9.08	4.36
2022	353	1,713	$31.15		$11.73	4.02
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

NET INCOME
Net income increased $3.4 million in the 2023 period to $24.9 million as compared to net income of $21.5 million for the 2022 period. Significant items impacting the comparability for the two periods include the following:

•a higher average portfolio occupancy rate in the current period,
•lower common area maintenance snow removal costs in the current period as a result of a mild 2023 winter comparatively, and
•higher investment income from investments of cash available at significantly higher rates.

partially offset by
•the current period did not contain lease termination fees and the prior year period included significant termination rents from several tenants, and
•higher general and administrative costs as a result of hiring certain executives and other key employees after March 2022 and additional expenses to drive operational and growth initiatives.

In the tables below, information set forth for properties disposed includes the Blowing Rock outlet center sold in December 2022.

RENTAL REVENUES
Rental revenues decreased $1.0 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2023	2022	Increase/(Decrease)
Rental revenues from existing properties	$104,245	$102,918	$1,327
Rental revenues from properties disposed	(125)	515	(640)
Straight-line rent adjustments	(673)	(1,337)	664
Lease termination fees	6	2,596	(2,590)
Amortization of above and below market rent adjustments, net	129	(83)	212
	$103,582	$104,609	$(1,027)

Lease termination fees decreased primarily because the 2022 period included isolated terminations of certain leases with multiple years of remaining term. No such significant terminations occurred in the 2023 period.

Rental revenues at existing properties was positively impacted by higher occupancy between the periods, 96% compared to 94%, but this was offset by lower variable revenues, which are derived from tenant sales.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $387,000 in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2023	2022	Increase/(Decrease)
Management and marketing	$781	$536	$245
Leasing and other fees	56	35	21
Expense reimbursements from unconsolidated joint ventures	1,077	956	121
	$1,914	$1,527	$387

Management fee income increased due to our addition of property management responsibilities during the third quarter of 2022 for a center in West Palm Beach, Florida.

OTHER REVENUES
Other revenues increased $715,000 in the 2023 period as compared to the 2022 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2023	2022	Increase/(Decrease)
Other revenues from existing properties	$3,447	$2,709	$738
Other revenues from properties disposed	—	23	(23)
	$3,447	$2,732	$715

Other revenues from existing properties increased in the 2023 period due to an increase in other revenue streams, such as paid media, sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $3.6 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2023	2022	Increase/(Decrease)
Property operating expenses from existing properties	$31,467	$34,867	$(3,400)
Property operating expenses from sold properties	—	274	(274)
Expenses related to unconsolidated joint ventures	1,076	957	119
Other property operating expenses	605	660	(55)
	$33,148	$36,758	$(3,610)

Property operating expenses from existing properties decreased in the 2023 period primarily due to the timing of certain advertising and promotional costs and the mild winter in the 2023 period compared to the 2022 period, resulting in lower snow removal costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $2.0 million in the 2023 period compared to the 2022 period. The increase was primarily from the hiring of certain key employees after March 2022 and additional expenses to drive operational and growth initiatives.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $350,000 in the 2023 period compared to the 2022 period.

	2023	2022	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$25,893	$26,019	$(126)
Depreciation and amortization from property disposed	—	224	(224)
	$25,893	$26,243	$(350)

INTEREST EXPENSE
Interest expense increased $709,000 in the 2023 period compared to the 2022 period due to the combination of higher interest rates and higher amounts of variable rate debt. During the fourth quarter of 2022 we refinanced the variable rate mortgage in our Memphis consolidated joint venture, increasing the outstanding balance to $51.7 million from $40.1 million. In addition, also during the fourth quarter of 2022, we amended and restated our unsecured term loan and increased the outstanding balance from $300.0 million to $325.0 million.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $2.6 million in the 2023 period, primarily due to higher investment income from short-term investments of cash at higher interest rates than were available in the 2022 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $578,000 in the 2023 period compared to the 2022 period. The decrease is primarily due to the increase in interest rates in 2022 that has negatively impacted two of our joint ventures that have or had variable interest rate mortgages. The Columbus variable interest rate mortgage was refinanced in September 2022 and now has a fixed interest rate of 6.25%.

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

We are a well-known seasoned issuer (as defined in the Securities Act) with a shelf registration that expires in February 2024 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, cash on hand and, if necessary from time to time, borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, investment and growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders. Risks are detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Under our at-the-market share offering (“ATM Offering”) program, which commenced in February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of March 31, 2023, we had approximately $60.1 million remaining available for sale under the ATM Offering program. There were no sales of our shares during the first quarters of 2023 or 2022.

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023. This authorization replaced a previous repurchase authorization for approximately $80 million that expired in May 2021. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the three months ended March 31, 2023 or 2022. The remaining amount authorized to be repurchased under the program as of March 31, 2023 was approximately $80 million.

In January 2023, the Company's Board of Directors declared a $0.22 cash dividend per common share payable on February 15, 2023 to each shareholder of record on January 31, 2023, and in its capacity as General Partner of the Operating Partnership, a $0.22 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In April 2023, the Company's Board of Directors declared a $0.245 cash dividend per common share payable on May 15, 2023 to each shareholder of record on April 28, 2023, and in its capacity as General Partner of the Operating Partnership a $0.245 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Summary of Our Major Sources and Uses of Cash and Cash Equivalents

General Overview
Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from cash on hand, borrowings under our unsecured lines of credit, to the extent available, or from the proceeds from the Operating Partnership’s debt offerings and the Company’s equity offerings.

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through an appropriate mix of fixed and variable rate debt and interest rate hedging strategies, (4) maintain access to liquidity by using our lines of credit in a conservative manner and (5) preserve internally generated sources of capital by maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements, including without limitation, cash on hand, retained cash flow from operations and debt and equity issuances.

Our ability to access capital on favorable terms could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, macroeconomic conditions, including rising interest rates and inflation, and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$27,483	$2,439	$25,044
Renovations	199	—	199
Second generation tenant allowances	2,030	1,252	778
Other capital expenditures (2)	6,555	1,627	4,928
	36,267	5,318	30,949
Conversion from accrual to cash basis	(10,327)	549	(10,876)
Additions to rental property-cash basis	$25,940	$5,867	$20,073
(1)The increase in new outlet center developments and expansions is primarily due to development costs at our site in Nashville, TN and other projects.
(2)Other capital expenditures in 2023 increased over the 2022 period due to a higher number of major capital expenditure projects within our existing portfolio.

New Development of Consolidated Outlet Centers
In May 2022, we broke ground on our center in Nashville, Tennessee. The center, which will be approximately 290,000 square feet, is expected to open in the third quarter of 2023 at an estimated cost of $142.0 million to $150.0 million with a projected stabilized yield of 7.0% to 7.5%. Through March 31, 2023, we had incurred costs of $62.8 million associated with this development.

Potential Future Developments, Acquisitions and Dispositions
As of the date of this filing, we are not in the pre-development period for any other new developments. We may use joint venture arrangements to develop potential sites. We expect to maintain sufficient liquidity to fund existing capital expenditures, including completion of our Nashville, Tennessee asset.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop outlet centers. As of March 31, 2023 we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the three months ended March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of March 31, 2023.

Future Debt Obligations
As described further in Note 6 of the notes to the consolidated financial statements, as of March 31, 2023, scheduled maturities of our existing long-term debt for the remainder 2023 and for 2024, 2025, 2026 and 2027 are $3.6 million, $5.1 million, $1.5 million, $407.4 million and $625.0 million, respectively. As of March 31, 2023, scheduled maturities after 2027 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2023, these interest obligations total approximately $46.5 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$25,495	$18,688	$6,807
Net cash used in investing activities	(1,873)	(3,340)	1,467
Net cash used in financing activities	(33,011)	(23,914)	(9,097)
Effect of foreign currency rate changes on cash and equivalents	7	(8)	15
Net decrease in cash and cash equivalents	$(9,382)	$(8,574)	$(808)

Operating Activities
In the first quarter of 2023, our net cash provided by operating activities increased year over year primarily due to changes in working capital and lower property operating expenses.

Investing Activities
The decrease in net cash used in investing activities was primarily due to increased capital expenditures related to new development at existing centers and the investment in our Nashville location, offset by proceeds from short-term investments.

Financing Activities
Net cash used in financing activities increased during the first quarter of 2023 primarily due to an increase in dividends paid and a higher amount of net share settlements related to vesting of equity awards.

Financing Arrangements

As of March 31, 2023, unsecured borrowings represented 95% of our outstanding debt and 92% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit.

As of March 31, 2023, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of March 31, 2023 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in February 2024, that allows us to register various, unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, property management opportunities, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

As of March 31, 2023, the Company’s total liquidity was approximately $755.8 million, including cash and cash equivalents on the Company’s balance sheet, short-term investments and the full undrawn capacity under its $520.0 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next twelve months.

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

Equity Offerings under the ATM Offering Program
In February 2021, we established the ATM Offering program whereby we may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2022 and the first quarter of 2023, we did not sell any shares under the ATM Offering program and $60.1 million remains available for sale under the ATM Offering program.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at March 31, 2023 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of March 31, 2023, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	40%
Total secured debt to adjusted total assets	< 40%	2%
Total unencumbered assets to unsecured debt	> 150%	239%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	39%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.5	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	35%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.6	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2023 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	October 2032	6.25%	—%	—
Galveston/Houston	64.5	July 2023	LIBOR + 1.85%	15.5%	10.0
National Harbor	94.8	January 2030	4.63%	—%	—
Debt origination costs	(1.4)
	$328.9				$10.0

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2023.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2023	2022
Net income	$24,860	$21,462
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	25,172	25,661
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,670	2,754
FFO	52,702	49,877
FFO attributable to noncontrolling interests in other consolidated partnerships	(248)	—
Allocation of earnings to participating securities	(424)	(434)
FFO available to common shareholders (1)	$52,030	$49,443
As further adjusted for:
Compensation-related adjustments (2)	(806)	—
Impact of above adjustment to the allocation of earnings to participating securities	6	—
Core FFO available to common shareholders (1)	$51,230	$49,443
FFO available to common shareholders per share - diluted (1)	$0.47	$0.45
Core FFO available to common shareholders per share - diluted (1)	$0.46	$0.45

Weighted Average Shares:
Basic weighted average common shares	104,088	103,520
Effect of notional units	693	802
Effect of outstanding options and restricted common shares	741	736
Diluted weighted average common shares (for earnings per share computations)	105,522	105,058
Exchangeable operating partnership units	4,738	4,762
Diluted weighted average common shares (for FFO per share computations) (1)	110,260	109,820
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(2)Represents reversal of previously expensed compensation related to a voluntary executive departure.

Portfolio Net Operating Income and Same Center Net Operating Income

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges loss on early extinguishment of debt and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods. We present Portfolio NOI and Same Center NOI on both a consolidated and total portfolio, including pro rata share of unconsolidated joint ventures, basis.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio and total portfolio at pro rata share (in thousands):

	Three months ended
	March 31,
	2023	2022
Net income	$24,860	$21,462
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,935)	(2,513)
Interest expense	12,343	11,634
Other (income) expense	(2,800)	(183)
Depreciation and amortization	25,893	26,243
Other non-property (income) expense	(48)	172
Corporate general and administrative expenses	17,426	15,486
Non-cash adjustments (1)	819	1,520
Lease termination fees	(6)	(2,596)
Portfolio NOI - Consolidated	76,552	71,225
Non-same center NOI - Consolidated	146	(256)
Same Center NOI - Consolidated (2)	$76,698	$70,969

Portfolio NOI - Consolidated	$76,552	$71,225
Pro rata share of unconsolidated joint ventures	6,874	7,130
Portfolio NOI - total portfolio at pro rata share	83,426	78,355
Non-same center NOI - total portfolio at pro rata share	146	(575)
Same Center NOI - total portfolio at pro rata share (2)	$83,572	$77,780
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Sold outlet centers excluded from Same Center NOI:

Outlet centers sold:
Blowing Rock	December 2022	Consolidated

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, certain compensation-related adjustments, gain on sale of non-real estate asset, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2023	2022
Net income	$24,860	$21,462
Adjusted to exclude:
Interest expense, net (1)	9,779	11,533
Income tax expense (benefit)	(200)	23
Depreciation and amortization	25,893	26,243
Compensation-related adjustments (2)	(806)	—
Adjusted EBITDA	$59,526	$59,261

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended
	March 31,
	2023	2022
Net income	$24,860	$21,462
Adjusted to exclude:
Interest expense, net (1)	9,779	11,533
Income tax expense (benefit)	(200)	23
Depreciation and amortization	25,893	26,243
Pro-rata share of interest expense - unconsolidated joint ventures	2,200	1,458
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,670	2,754
EBITDAre	$65,202	$63,473
Compensation-related adjustments (2)	(806)	—
Adjusted EBITDAre	$64,396	$63,473
(1)In 2022, we revised our presentation of interest expense to show this net of interest income. Prior period results have been revised to conform with the current period presentation.
(2)Represents the reversal of previously expensed compensation related to an executive departure.

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the overall macroeconomic environment on all aspects of our business and geographies, including how it will impact our tenants and business partners, along with continuing to monitor retail challenges such as supply chain and labor issues, inflationary pressures and rising interest rates. While we believe many of these retailers are proactively navigating this situation, the ultimate impact of interest rates, inflation, labor and supply chain issues and overall macroeconomic environment is unknown.

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2023, approximately 2.1 million square feet, or 17% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of March 31, 2023, we had lease renewals executed or in process for 57.5% of the space scheduled to expire during 2023 compared to 49.0% of the space scheduled to expire during 2022 that was executed or in process as of March 31, 2022.

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

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of March 31, 2023 no one tenant (including affiliates) accounted for more than 8% of our square feet or 6% of our rental revenues.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 96.5% and 94.3% as of March 31, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2023 we have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts made up of $300.0 million current swaps expiring February 1, 2024 and $80.0 million forward starting swaps with an effective date of February 1, 2024 and varying expirations between February 1, 2026 and August 1, 2026. In addition, we entered into a $20.0 million forward starting swap in April 2023 with an effective date of February 1, 2024 and expiration date of February 1, 2026. See Note 7 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of March 31, 2023, 5% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $767,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our two investment grade credit ratings. As of March 31, 2023, there were no outstanding balances under our unsecured lines of credit. An increase in our credit rating would provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2023	December 31, 2022
Fair value of debt	$1,269,628	$1,268,362
Recorded value of debt	$1,427,941	$1,428,494

A 100 basis point increase from prevailing interest rates at March 31, 2023 and December 31, 2022 would result in a decrease in fair value of total consolidated debt of approximately $42.1 million and $44.3 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer) of Tanger Factory Outlet Centers, Inc., the sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2023, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In May 2021, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of the Company’s outstanding shares through May 31, 2023.

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the three months ended March 31, 2023. The remaining amount authorized to be repurchased under the program as of March 31, 2023 was approximately $80.0 million.

For certain restricted common shares that vested during the three months ended March 31, 2023, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 300,639 for the three months ended March 31, 2023. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

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
DATE: April 28, 2023

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER FACTORY OUTLET CENTERS, INC., its sole general partner
By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)