Form 10-K/A
period 2022-12-31
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2023-06-29
CIK 899715, 1004036

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

The number of Common Shares of Tanger Factory Outlet Centers, Inc. outstanding as of February 10, 2023 was 104,497,920.

Auditor Firm PCAOB ID 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Charlotte, North Carolina

Documents Incorporated By Reference

Portions of Tanger Factory Outlet Center, Inc.'s definitive proxy statement filed with respect to the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2022 (the "Original Annual Report") of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership amends the Original Annual Report solely for the purpose of revising the Lease Expirations tables contained in Item 2, Properties. With the exception of this revision, the information contained in Item 2, Properties is the same.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Amendment, the Company’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment.

With the exception of the foregoing, no other information in the Original Annual Report has been supplemented, updated or amended. This Amendment is not intended to amend or otherwise update other information in the Original Annual Report. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Annual Report, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with the Company’s other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Annual Report.

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

Lease Expirations

The following table sets forth, as of December 31, 2022, scheduled lease expirations for our consolidated outlet centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2023	316	1,606	27.03	43,418	17
2024	354	1,676	29.14	48,838	19
2025	317	1,580	27.84	43,985	17
2026	222	1,089	29.66	32,301	13
2027	201	1,016	30.71	31,197	12
2028	121	792	26.31	20,840	8
2029	84	346	31.93	11,048	4
2030	50	313	31.47	9,851	4
2031	27	140	25.56	3,578	1
2032	48	372	26.30	9,785	4
2033 and after	8	40	36.75	1,470	1
	1,748	8,970	$28.57	$256,311	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, vacant suites, leases that have turned over but not open, temporary leases and month-to-month leases totaling in the aggregate approximately 2.4 million square feet of our consolidated outlet centers.
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

The following table sets forth, as of December 31, 2022, scheduled lease expirations for the Deer Park outlet center assuming that none of the tenants exercise renewal options:

Year	No. of Leases Expiring (1)	Square Feet (in 000's) (1)	Annualized Base Rent per Square Foot	Annualized Base Rent (in 000's) (2)	% of Gross Annualized Base Rent Represented by Expiring Leases
2023	16	99	31.09	3,078	15
2024	24	177	38.72	6,854	33
2025	5	24	33.46	803	4
2026	5	19	45.37	862	4
2027	4	15	46.60	699	4
2028	11	108	42.57	4,598	22
2029	7	21	42.24	887	4
2030	4	28	44.21	1,238	6
2031	2	5	37.60	188	1
2032	3	95	15.47	1,470	7
2033 and after	—	—	—	—	—
Total	81	591	$34.99	$20,677	100%
(1)Excludes leases that have been entered into but for which the tenant has not taken possession, vacant suites, leases that have turned over but not open, temporary leases and month-to-month leases totaling in the aggregate approximately 148,000 square feet.
(2)Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents that are based on a percentage of sales in lieu of fixed contractual rents.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment:

Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Submitted herewith.

SIGNATURES of Tanger Factory Outlet Centers, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER FACTORY OUTLET CENTERS, INC.

By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer, Chief Investment Officer and Secretary

June 29, 2023

SIGNATURES of Tanger Properties Limited Partnership

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By:	TANGER FACTORY OUTLET CENTERS, INC., its sole general partner

By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer, Chief Investment Officer and Secretary

June 29, 2023