Form 10-Q
period 2023-06-30
TANGER FACTORY OUTLET CENTERS, INC; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2023-08-04
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, there were 105,180,276 common shares of Tanger Factory Outlet Centers, Inc. outstanding, $.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2023 of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2023, the Company and its wholly owned subsidiaries owned 105,185,781 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER FACTORY OUTLET CENTERS, INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Factory Outlet Centers, Inc.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2023	December 31, 2022
Assets
Rental property:
Land	$275,081	$275,079
Buildings, improvements and fixtures	2,564,722	2,553,452
Construction in progress	88,788	27,340
	2,928,591	2,855,871
Accumulated depreciation	(1,271,635)	(1,224,962)
Total rental property, net	1,656,956	1,630,909
Cash and cash equivalents	213,002	212,124
Short-term investments	15,370	52,450
Investments in unconsolidated joint ventures	74,460	73,809
Deferred lease costs and other intangibles, net	55,588	58,574
Operating lease right-of-use assets	78,025	78,636
Prepaids and other assets	102,547	111,163
Total assets	$2,195,948	$2,217,665
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,038,915	$1,037,998
Unsecured term loan, net	321,947	321,525
Mortgages payable, net	66,529	68,971
Unsecured lines of credit	—	—
Total debt	1,427,391	1,428,494
Accounts payable and accrued expenses	91,897	104,741
Operating lease liabilities	86,929	87,528
Other liabilities	81,988	82,968
Total liabilities	1,688,205	1,703,731
Commitments and contingencies
Equity
Tanger Factory Outlet Centers, Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 105,185,781 and 104,497,920 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,052	1,045
Paid in capital	986,472	987,192
Accumulated distributions in excess of net income	(488,273)	(485,557)
Accumulated other comprehensive loss	(13,342)	(11,037)
Equity attributable to Tanger Factory Outlet Centers, Inc.	485,909	491,643
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	21,834	22,291
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	507,743	513,934
Total liabilities and equity	$2,195,948	$2,217,665
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenues	$104,588	$101,409	$208,170	$206,018
Management, leasing and other services	2,122	1,436	4,036	2,963
Other revenues	3,931	2,993	7,378	5,725
Total revenues	110,641	105,838	219,584	214,706
Expenses:
Property operating	33,712	32,697	66,860	69,455
General and administrative	18,304	19,329	35,738	34,796
Depreciation and amortization	25,389	26,220	51,282	52,463
Total expenses	77,405	78,246	153,880	156,714
Other income (expense):
Interest expense	(11,966)	(11,576)	(24,309)	(23,210)
Other income (expense)	2,324	2,576	5,124	2,759
Total other income (expense)	(9,642)	(9,000)	(19,185)	(20,451)
Income before equity in earnings of unconsolidated joint ventures	23,594	18,592	46,519	37,541
Equity in earnings of unconsolidated joint ventures	1,706	2,227	3,641	4,740
Net income	25,300	20,819	50,160	42,281
Noncontrolling interests in Operating Partnership	(1,098)	(914)	(2,169)	(1,858)
Noncontrolling interests in other consolidated partnerships	—	—	(248)	—
Net income attributable to Tanger Factory Outlet Centers, Inc.	$24,202	$19,905	$47,743	$40,423

Basic earnings per common share:
Net income	$0.23	$0.19	$0.45	$0.39
Diluted earnings per common share:
Net income	$0.23	$0.19	$0.45	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$25,300	$20,819	$50,160	$42,281
Other comprehensive income (loss):
Foreign currency translation adjustments	1,227	(2,441)	1,389	(1,215)
Change in fair value of cash flow hedges	(373)	2,265	(3,799)	9,939
Other comprehensive income (loss)	854	(176)	(2,410)	8,724
Comprehensive income	26,154	20,643	47,750	51,005
Comprehensive income attributable to noncontrolling interests	(1,135)	(906)	(2,064)	(2,241)
Comprehensive income attributable to Tanger Factory Outlet Centers, Inc.	$25,019	$19,737	$45,686	$48,764
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2022	$1,044	$978,734	$(482,206)	$(9,252)	$488,320	$22,257	$—	$510,577
Net income	—	—	19,905	—	19,905	914	—	20,819
Other comprehensive loss	—	—	—	(168)	(168)	(8)	—	(176)
Compensation under Incentive Award Plan	—	4,299	—	—	4,299	—	—	4,299
Issuance of 800 common shares upon exercise of options	—	5	—	—	5	—	—	5
Forfeiture of 13,062 restricted common share awards	—	—	—	—	—	—	—	—
Withholding of 62,007 common shares for employee income taxes	—	(1,057)	—	—	(1,057)	—	—	(1,057)
Adjustment for noncontrolling interests in Operating Partnership	—	(148)	—	—	(148)	148	—	—
Common dividends ($0.20 per share)	—	—	(20,940)	—	(20,940)	—	—	(20,940)
Distributions to noncontrolling interests	—	—	—	—	—	(952)	—	(952)
Balance, June 30, 2022	$1,044	$981,833	$(483,241)	$(9,420)	$490,216	$22,359	$—	$512,575

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	40,423	—	40,423	1,858	—	42,281
Other comprehensive income	—	—	—	8,341	8,341	383	—	8,724
Compensation under Incentive Award Plan	—	7,045	—	—	7,045	—	—	7,045
Issuance of 2,700 common shares upon exercise of options	—	15	—	—	15	—	—	15
Grant of 499,336 restricted common share awards, net of forefeitures	4	(4)	—	—	—	—	—	—
Withholding of 191,978 common shares for employee income taxes	(1)	(3,202)	—	—	(3,203)	—	—	(3,203)
Adjustment for noncontrolling interests in Operating Partnership	—	(75)	—	—	(75)	75	—	—
Common dividends ($0.3825 per share)	—	—	(40,255)	—	(40,255)	—	—	(40,255)
Distributions to noncontrolling interests	—	—	—	—	—	(1,821)	—	(1,821)
Balance, June 30, 2022	$1,044	$981,833	$(483,241)	$(9,420)	$490,216	$22,359	$—	$512,575

The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2023	$1,053	$984,254	$(486,639)	$(14,159)	$484,509	$21,797	$—	$506,306
Net income	—	—	24,202	—	24,202	1,098	—	25,300
Other comprehensive income	—	—	—	817	817	37	—	854
Compensation under Incentive Award Plan	—	3,452	—	—	3,452	—	—	3,452
Issuance of 4,600 common shares upon exercise of options	—	28	—	—	28	—	—	28
Forfeiture of 73,440 restricted common share awards	(1)				(1)			(1)
Withholding of 61,632 common shares for employee income taxes	—	(1,194)	—	—	(1,194)	—	—	(1,194)
Adjustment for noncontrolling interests in other consolidated partnerships	—	(68)	—	—	(68)	68	—	—
Common dividends ($0.245 per share)	—	—	(25,836)	—	(25,836)	—	—	(25,836)
Distributions to noncontrolling interests	—	—	—	—	—	(1,166)	—	(1,166)
Balance, June 30, 2023	$1,052	$986,472	$(488,273)	$(13,342)	$485,909	$21,834	$—	$507,743

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	47,743	—	47,743	2,169	248	50,160
Other comprehensive loss	—	—	—	(2,305)	(2,305)	(105)	—	(2,410)
Compensation under Incentive Award Plan	—	5,775	—	—	5,775	—	—	5,775
Issuance of 7,200 common shares upon exercise of options	—	43	—	—	43	—	—	43
Grant of 1,042,932 restricted common share awards, net of forfeitures	10	(11)	—	—	(1)	—	—	(1)
Withholding of 362,271 common shares for employee income taxes	(3)	(6,840)	—	—	(6,843)	—	—	(6,843)
Adjustment for noncontrolling interests in Operating Partnership	—	313	—	—	313	(313)	—	—
Common dividends ($0.4650 per share)	—	—	(50,459)	—	(50,459)	—	—	(50,459)
Distributions to noncontrolling interests	—	—	—	—	—	(2,208)	(248)	(2,456)
Balance, June 30, 2023	$1,052	$986,472	$(488,273)	$(13,342)	$485,909	$21,834	$—	$507,743
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$50,160	$42,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,282	52,463
Amortization of deferred financing costs	1,599	1,541
Equity in earnings of unconsolidated joint ventures	(3,641)	(4,740)
Equity-based compensation expense	5,652	6,959
Amortization of debt (premiums) and discounts, net	294	241
Amortization (accretion) of market rent rate adjustments, net	289	314
Straight-line rent adjustments	1,001	1,035
Distributions of cumulative earnings from unconsolidated joint ventures	3,721	4,775
Other non-cash	—	(2,418)
Changes in other assets and liabilities:
Other assets	6,931	7,072
Accounts payable and accrued expenses	(18,369)	(20,448)
Net cash provided by operating activities	98,919	89,075
INVESTING ACTIVITIES
Additions to rental property	(71,830)	(25,717)
Additions to investments in unconsolidated joint ventures	(2,633)	—
Net proceeds on sale of non-real estate assets	—	14,610
Proceeds from short-term investments	37,080	—
Additions to non-real estate assets	(2,135)	(4,176)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,080	6,536
Additions to deferred lease costs	(1,384)	(1,076)
Payments for other investing activities	(2,036)	—
Proceeds from other investing activities	3,821	1,728
Net cash used in investing activities	(35,037)	(8,095)
FINANCING ACTIVITIES
Cash dividends paid	(50,459)	(40,255)
Distributions to noncontrolling interests in Operating Partnership	(2,208)	(1,821)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(2,343)	(2,180)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(6,843)	(3,203)
Proceeds from exercise of options	43	15
Payment for other financing activities	(590)	(574)
Distributions to noncontrolling interests in other consolidated partnerships	(248)	—
Net cash used in financing activities	(62,648)	(48,018)
Effect of foreign currency rate changes on cash and cash equivalents	(356)	(27)
Net increase in cash and cash equivalents	878	32,935
Cash and cash equivalents, beginning of period	212,124	161,255
Cash and cash equivalents, end of period	$213,002	$194,190
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2023	December 31, 2022
Assets
Rental property:
Land	$275,081	$275,079
Buildings, improvements and fixtures	2,564,722	2,553,452
Construction in progress	88,788	27,340
	2,928,591	2,855,871
Accumulated depreciation	(1,271,635)	(1,224,962)
Total rental property, net	1,656,956	1,630,909
Cash and cash equivalents	212,842	212,011
Short-term investments	15,370	52,450
Investments in unconsolidated joint ventures	74,460	73,809
Deferred lease costs and other intangibles, net	55,588	58,574
Operating lease right-of-use assets	78,025	78,636
Prepaids and other assets	102,277	110,622
Total assets	$2,195,518	$2,217,011
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,038,915	$1,037,998
Unsecured term loan, net	321,947	321,525
Mortgages payable, net	66,529	68,971
Unsecured lines of credit	—	—
Total debt	1,427,391	1,428,494
Accounts payable and accrued expenses	91,467	104,087
Operating lease liabilities	86,929	87,528
Other liabilities	81,988	82,968
Total liabilities	1,687,775	1,703,077
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,100,000 units outstanding at June 30, 2023 and 1,100,000 units at December 31, 2022, respectively	4,503	4,516
Limited partners, 4,737,982 and 4,737,982 Class A common units, and 104,085,781 and 103,397,920 Class B common units outstanding at June 30, 2023 and December 31, 2022, respectively	517,400	521,168
Accumulated other comprehensive loss	(14,160)	(11,750)
Total partners’ equity	507,743	513,934
Noncontrolling interests in consolidated partnerships	—	—
Total equity	507,743	513,934
Total liabilities and equity	$2,195,518	$2,217,011
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenues	$104,588	$101,409	$208,170	$206,018
Management, leasing and other services	2,122	1,436	4,036	2,963
Other revenues	3,931	2,993	7,378	5,725
Total revenues	110,641	105,838	219,584	214,706
Expenses:
Property operating	33,712	32,697	66,860	69,455
General and administrative	18,304	19,329	35,738	34,796
Depreciation and amortization	25,389	26,220	51,282	52,463
Total expenses	77,405	78,246	153,880	156,714
Other income (expense):
Interest expense	(11,966)	(11,576)	(24,309)	(23,210)
Other income (expense)	2,324	2,576	5,124	2,759
Total other income (expense)	(9,642)	(9,000)	(19,185)	(20,451)
Income before equity in earnings of unconsolidated joint ventures	23,594	18,592	46,519	37,541
Equity in earnings of unconsolidated joint ventures	1,706	2,227	3,641	4,740
Net income	25,300	20,819	50,160	42,281
Noncontrolling interests in consolidated partnerships	—	—	(248)	—
Net income available to partners	25,300	20,819	49,912	42,281
Net income available to limited partners	25,047	24,706	49,413	41,856
Net income (loss) available to general partner	$253	$(3,887)	$499	$425

Basic earnings per common unit:
Net income	$0.23	$0.19	$0.45	$0.39
Diluted earnings per common unit:
Net income	$0.23	$0.19	$0.45	$0.38
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$25,300	$20,819	$50,160	$42,281
Other comprehensive income (loss):
Foreign currency translation adjustments	1,227	(2,441)	1,389	(1,215)
Changes in fair value of cash flow hedges	(373)	2,265	(3,799)	9,939
Other comprehensive income (loss)	854	(176)	(2,410)	8,724
Comprehensive income	26,154	20,643	47,750	51,005
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	(248)	—
Comprehensive income attributable to the Operating Partnership	$26,154	$20,643	$47,502	$51,005
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2022	$8,650	$511,800	$(9,873)	$510,577	$—	$510,577
Net loss	(3,887)	24,706	—	20,819	—	20,819
Other comprehensive loss	—	—	(176)	(176)		(176)
Compensation under Incentive Award Plan	—	4,299	—	4,299	—	4,299
Forfeiture of 13,062 common units	—	—	—	—	—	—
Withholding of 62,007 common units for employee income taxes	—	(1,057)	—	(1,057)	—	(1,057)
Grant of 800 restricted common share awards by the Company	—	5	—	5	—	5
Common distributions ($0.20 per unit)	(220)	(21,672)	—	(21,892)	—	(21,892)
Balance, June 30, 2022	$4,543	$518,081	$(10,049)	$512,575	$—	$512,575

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	425	41,856	—	42,281	—	42,281
Other comprehensive income	—	—	8,724	8,724	—	8,724
Compensation under Incentive Award Plan	—	7,045	—	7,045	—	7,045
Issuance of 2,700 common units upon exercise of options	—	15	—	15	—	15
Withholding of 191,978 common units for employee income taxes	—	(3,203)	—	(3,203)	—	(3,203)
Grant of 499,336 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Common distributions ($0.3825 per unit)	(421)	(41,655)	—	(42,076)	—	(42,076)
Balance, June 30, 2022	$4,543	$518,081	$(10,049)	$512,575	$—	$512,575

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except unit and per unit data, unaudited)
	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2023	$4,520	$516,800	$(15,014)	$506,306	$—	$506,306
Net income	253	25,047	—	25,300	—	$25,300
Other comprehensive income	—	—	854	854	—	854
Compensation under Incentive Award Plan	—	3,452	—	3,452	—	3,452
Issuance of 4,600 common units upon exercise of options	—	28	—	28	—	28
Forfeiture of 73,440 common units	—	—	—	—	—	—
Withholding of 61,632 common units for employee income taxes	—	(1,194)	—	(1,194)	—	(1,194)
Common distributions (0.245 per unit)	(270)	(26,733)	—	(27,003)	—	(27,003)
Balance, June 30, 2023	$4,503	$517,400	$(14,160)	$507,743	$—	$507,743

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	499	49,413	—	49,912	248	$50,160
Other comprehensive loss	—	—	(2,410)	(2,410)	—	(2,410)
Compensation under Incentive Award Plan	—	5,775	—	5,775	—	5,775
Issuance of 7,200 common units upon exercise of options	—	43	—	43	—	$43
Withholding of 362,271 common units for employee income taxes	—	(6,843)	—	(6,843)	—	(6,843)
Grant of 1,042,932 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Common distributions ($0.4650 per unit)	(512)	(52,156)	—	(52,668)	(248)	(52,916)
Balance, June 30, 2023	$4,503	$517,400	$(14,160)	$507,743	$—	$507,743
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$50,160	$42,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,282	52,463
Amortization of deferred financing costs	1,599	1,541
Equity in earnings of unconsolidated joint ventures	(3,641)	(4,740)
Equity-based compensation expense	5,652	6,959
Amortization of debt (premiums) and discounts, net	294	241
Amortization (accretion) of market rent rate adjustments, net	289	314
Straight-line rent adjustments	1,001	1,035
Distributions of cumulative earnings from unconsolidated joint ventures	3,721	4,775
Other non-cash	—	(2,418)
Changes in other assets and liabilities:
Other assets	6,659	7,194
Accounts payable and accrued expenses	(18,144)	(20,449)
Net cash provided by operating activities	98,872	89,196
INVESTING ACTIVITIES
Additions to rental property	(71,830)	(25,717)
Additions to investments in unconsolidated joint ventures	(2,633)	—
Net proceeds on sale of non-real estate assets	—	14,610
Proceeds from short-term investments	37,080	—
Additions to non-real estate assets	(2,135)	(4,176)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,080	6,536
Additions to deferred lease costs	(1,384)	(1,076)
Payments for other investing activities	(2,036)	—
Proceeds from other investing activities	3,821	1,728
Net cash used in investing activities	(35,037)	(8,095)
FINANCING ACTIVITIES
Cash distributions paid	(52,667)	(42,076)
Proceeds from notes, mortgages and loans	—	—
Repayments of notes, mortgages and loans	(2,343)	(2,180)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(6,843)	(3,203)
Proceeds from exercise of options	43	15
Payment for other financing activities	(590)	(574)
Distributions to noncontrolling interests in other consolidated partnerships	(248)	—
Net cash used in financing activities	(62,648)	(48,018)
Effect of foreign currency on cash and cash equivalents	(356)	(27)
Net increase in cash and cash equivalents	831	33,056
Cash and cash equivalents, beginning of period	212,011	161,152
Cash and cash equivalents, end of period	$212,842	$194,208
The accompanying notes are an integral part of these consolidated financial statements.

TANGER FACTORY OUTLET CENTERS, INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Factory Outlet Centers, Inc. and subsidiaries is one of the largest owners and operators of outlet centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in the Operating Partnership, focuses exclusively on developing, acquiring, owning, operating and managing outlet shopping centers. As of June 30, 2023, we owned and operated 29 consolidated outlet centers, with a total gross leasable area of approximately 11.3 million square feet, which were 97% occupied and contained approximately 2,300 stores representing approximately 600 store brands, as well as one center under construction. We also had partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. Our portfolio also includes one managed center totaling approximately 500,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2023, the Company and its wholly-owned subsidiaries owned 105,185,781 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,737,982 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $50.1 million as of June 30, 2023.

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

If economic and market conditions deteriorate beyond our current expectations, or if our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods outlet center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. In addition, one of our outlet centers has an estimated fair value significantly less than its recorded carrying value of approximately $111.4 million. We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Developments of Consolidated Outlet Centers

The table below sets forth our consolidated outlet centers under development as of June 30, 2023:

Project	Approximate Square Feet (in 000’s)	Estimated Total Net Cost (millions)	Costs Incurred to Date (in millions)[1]	Projected Opening
New Development:
Nashville	290	$143 - $147	$89.3	October 2023

(1)    Includes the land purchased for the Nashville, Tennessee outlet for approximately $8.8 million. This is included in Land on our consolidated balance sheet.

4. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2023
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	$74.5	—
				$74.5
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(19.7)	99.7
National Harbor(2)	National Harbor, MD	50.0%	341	(14.2)	94.0
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.2)	57.0
Columbus(2)	Columbus, OH	50.0%	355	(2.9)	70.3
				$(50.0)

As of December 31, 2022
Joint Venture	Outlet Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Various	50.0%	665	73.8	—
				$73.8
Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(18.8)	$99.7
National Harbor(2)	National Harbor, MD	50.0%	341	(12.8)	94.6
Galveston/Houston(2)	Texas City, TX	50.0%	353	(15.5)	64.5
Columbus(2)	Columbus, OH	50.0%	355	(2.4)	70.3
				$(49.5)
(1)Net of debt origination costs of $2.3 million as of June 30, 2023 and $1.5 million as of December 31, 2022.
(2)The negative carrying value is due to distributions exceeding contributions and increases or decreases from our equity in earnings of the joint venture.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Fee:
Management and marketing	$565	$552	$1,109	$1,088
Leasing and other fees	53	—	98	35
Expense reimbursements from unconsolidated joint ventures	1,109	884	2,185	1,840
Total Fees	$1,727	$1,436	$3,391	$2,963

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.1 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively) are amortized over the various useful lives of the related assets.

Galveston/Houston

In June 2023, the Galveston/Houston joint venture completed the refinance of its mortgage. The new $58.0 million loan has a maturity date of June 2026 and an interest rate of Daily SOFR + 3.00%. In conjunction with this refinance, the joint venture entered into a $29.0 million interest rate swap that fixes Daily SOFR at 4.44% until December 2025.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	June 30, 2023	December 31, 2022
Assets
Land	$82,648	$81,716
Buildings, improvements and fixtures	463,373	458,190
Construction in progress	442	681
	546,463	540,587
Accumulated depreciation	(193,795)	(182,731)
Total rental property, net	352,668	357,856
Cash and cash equivalents	10,806	17,372
Deferred lease costs and other intangibles, net	2,613	2,895
Prepaids and other assets	9,140	10,612
Total assets	$375,227	$388,735
Liabilities and Owners’ Equity
Mortgages payable, net	$321,082	$329,009
Accounts payable and other liabilities	13,164	15,374
Total liabilities	334,246	344,383
Owners’ equity	40,981	44,352
Total liabilities and owners’ equity	$375,227	$388,735

	Three months ended		Six months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$21,804	$21,666	$43,933	$43,507
Expenses:
Property operating	8,783	8,435	17,255	16,738
General and administrative	47	40	189	133
Depreciation and amortization	5,156	5,540	10,395	11,021
Total expenses	13,986	14,015	27,839	27,892
Other income (expense):
Interest expense	(4,519)	(3,158)	(8,920)	(6,073)
Other income	129	3	268	6
Total other expense	(4,390)	(3,155)	(8,652)	(6,067)
Net income	$3,428	$4,496	$7,442	$9,548
The Company and Operating Partnership’s share of:
Net income	$1,706	$2,227	$3,641	$4,740
Depreciation and amortization (real estate related)	$2,615	$2,791	$5,285	$5,545

5. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of June 30, 2023. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2023	December 31, 2022
Unsecured lines of credit	$—	$—
Unsecured term loan	$325,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					June 30, 2023		December 31, 2022
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$348,179	$350,000	$347,894
Senior notes	3.875%			July 2027	300,000	298,343	300,000	298,142
Senior notes	2.750%			September 2031	400,000	392,393	400,000	391,962

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	14,765	15,149	17,109	17,625
Southaven	Adj SOFR	+	2.00%	October 2026	51,700	51,380	51,700	51,346
Unsecured term loan	Adj SOFR	+	0.95%	January 2027	325,000	321,947	325,000	321,525
Unsecured lines of credit	Adj SOFR	+	1.00%	July 2025	—	—	—	—
					$1,441,465	$1,427,391	$1,443,809	$1,428,494
(1)Including premiums and net of debt discount and debt origination costs. Excludes $2.9 million and $3.5 million of unamortized debt origination costs related to the unsecured lines of credit for the periods ended June 30, 2023 and December 31, 2022, respectively, recorded in prepaids and other assets in the Consolidated Balance Sheet.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $139.6 million at June 30, 2023, serve as collateral for mortgages payable. As of June 30, 2023, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of June 30, 2023 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For term loans, we may include a guaranty of completion as well as a principal guaranty ranging from 0% to 17.2% of principal. As of June 30, 2023, the maximum amount of unconsolidated joint venture debt guaranteed by the Company was $10.0 million.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of funds from operations on a cumulative basis. As of June 30, 2023, we believe we were in compliance with all of our debt covenants.

In May 2023, Fitch Ratings assigned a first-time ‘BBB’ long-term issuer default rating to the Company and the Operating Partnership, along with a Stable rating outlook. Fitch also assigned a ‘BBB’ rating to Operating Partnership’s senior unsecured debt, which includes our lines of credit, a term loan and senior notes. As a result, the applicable pricing margin on each of our unsecured lines of credit and our term loan was reduced by 25 basis points (including a 5 basis point reduction in the facility fee on the unsecured lines of credit).

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of June 30, 2023 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2023	$2,429
2024	5,130
2025	1,501
2026	407,405
2027	625,000
Thereafter	400,000
Subtotal	1,441,465
Net discount and debt origination costs	(14,074)
Total	$1,427,391
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

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2023	December 31, 2022
Assets (Liabilities)(1):
Interest rate swaps:
July 1, 2019	February 1, 2024	$25,000	Daily Adjusted SOFR	1.68%	$546	$853
January 1, 2021	February 1, 2024	150,000	Daily Adjusted SOFR	0.53%	4,289	6,966
January 1, 2021	February 1, 2024	100,000	Daily Adjusted SOFR	0.15%	3,079	5,043
March 1, 2021	February 1, 2024	25,000	Daily Adjusted SOFR	0.18%	765	1,256
February 1, 2024 (2)	February 1, 2026 - August 1, 2026	100,000	Daily Adjusted SOFR	3.33%	1,615	—

Total					$10,294	$14,118
(1)    Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.
(2)    During March and April 2023, we entered into $100.0 million of forward-starting interest rate swaps with an effective date of February 1, 2024 and maturity dates ranging from February 1, 2026 to August 1, 2026.

In July 2023, we entered into an additional $25 million forward-starting interest rate swap with an effective date of February 1, 2024 and an adjusted SOFR rate of 3.79%, which is not reflected in the tables above or in our consolidated financial statements as of June 30, 2023. The maturity of this swap is January 1, 2027.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest Rate Swaps:
Amount of gain (loss) recognized in other comprehensive income (loss)	$(373)	$2,265	$(3,799)	$9,939

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2023:
Assets:
Interest rate swaps (prepaids and other assets)	10,294	—	10,294	—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2022:
Asset:
Interest rate swaps (prepaids and other assets)	$14,118	$—	$14,118	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2023	December 31, 2022
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	868,361	876,542
Level 3 Significant Unobservable Inputs	391,114	391,820
Total fair value of debt	$1,259,475	$1,268,362

Recorded value of debt	$1,427,391	$1,428,494

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

9. Shareholders’ Equity of the Company

Dividend Declaration

In April 2023, the Company's Board of Directors declared a $0.245 cash dividend per common share payable on May 15, 2023 to each shareholder of record on April 28, 2023, and in its capacity as General Partner of the Operating Partnership, a $0.245 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market share offering program (“ATM Offering”), which commenced February 2021, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of June 30, 2023, we had approximately $60.1 million remaining available for sale under the ATM Offering program. There were no sales of our shares during the first two quarters of 2023 or for the full year 2022.

Share Repurchase Program

In May 2023, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company’s outstanding shares through May 31, 2023.

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares in both the three and six months ended June 30, 2023 and 2022. The remaining amount authorized to be repurchased under the program as of June 30, 2023 was approximately $100.0 million.

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

The following table sets forth the changes in outstanding partnership units for the six months ended June 30, 2023 and June 30, 2022:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance March 31, 2022	1,100,000	4,761,559	103,369,061	108,130,620
Options exercised	—	—	800	800
Forfeitures of restricted common share awards by the Company	—	—	(13,062)	(13,062)
Units withheld for employee income taxes	—	—	(62,007)	(62,007)
Balance June 30, 2022	1,100,000	4,761,559	103,294,792	108,056,351

Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Options exercised	—	—	2,700	2,700
Grant of restricted common share awards by the Company, net of forfeitures	—	—	499,336	499,336
Units withheld for employee income taxes	—	—	(191,978)	(191,978)
Balance June 30, 2022	1,100,000	4,761,559	103,294,792	108,056,351

Balance March 31, 2023	1,100,000	4,737,982	104,216,253	108,954,235
Options exercised	—	—	4,600	4,600
Forfeitures of restricted common share awards by the Company	—	—	(73,440)	(73,440)
Units withheld for employee income taxes	—	—	(61,632)	(61,632)
Balance June 30, 2023	1,100,000	4,737,982	104,085,781	108,823,763

Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Options exercised	—	—	7,200	7,200
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,042,932	1,042,932
Units withheld for employee income taxes	—	—	(362,271)	(362,271)
Balance June 30, 2023	1,100,000	4,737,982	104,085,781	108,823,763

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Tanger Factory Outlet Centers, Inc.	$24,202	$19,905	$47,743	$40,423
Less allocation of earnings to participating securities	(257)	(222)	(456)	(437)
Net income available to common shareholders of Tanger Factory Outlet Centers, Inc.	$23,945	$19,683	$47,287	$39,986
Denominator:
Basic weighted average common shares	104,367	103,630	104,228	103,607
Effect of notional units	722	421	668	413
Effect of outstanding options	773	703	758	720
Diluted weighted average common shares	105,862	104,754	105,654	104,740
Basic earnings per common share:
Net income	$0.23	$0.19	$0.45	$0.39
Diluted earnings per common share:
Net income	$0.23	$0.19	$0.45	$0.38

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2023, no notional units were excluded from the computation and for the three and six months ended June 30, 2022, approximately 961,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and six months ended June 30, 2023, approximately 499,700 options were excluded from the computation and for the three and six months ended June 30, 2022, approximately 282,000 options were excluded from the computation, as they were anti-dilutive.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to partners of the Operating Partnership	$25,300	$20,819	$49,912	$42,281
Less allocation of earnings to participating securities	(257)	(222)	(456)	(437)
Net income available to common unitholders of the Operating Partnership	$25,043	$20,597	$49,456	$41,844
Denominator:
Basic weighted average common units	109,105	108,391	108,966	108,369
Effect of notional units	722	421	668	413
Effect of outstanding options	773	703	758	720
Diluted weighted average common units	110,600	109,515	110,392	109,502
Basic earnings per common unit:
Net income	$0.23	$0.19	$0.45	$0.39
Diluted earnings per common unit:
Net income	$0.23	$0.19	$0.45	$0.38

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2023, no notional units were excluded from the computation and for the three and six months ended June 30, 2022, approximately 961,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and six months ended June 30, 2023, approximately 499,700 options were excluded from the computation and for the three and six months ended June 30, 2022, approximately 282,000 options were excluded from the computation, as they were anti-dilutive.

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

13. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Effective May 19, 2023, the Plan was amended and restated to, among other things, increase the number of shares authorized for issuance under the plan to 21.3 million shares and extend the term of the plan by an additional ten years. Per the Operating Partnership agreement, when a common share is issued by the Company, the Operating Partnership issues one corresponding unit of partnership interest to the Company’s wholly-owned subsidiary, the Tanger LP Trust. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Restricted common shares (1)	$1,982	$2,644	$3,736	$4,213
Notional unit performance awards (1)	1,262	1,529	1,646	2,574
Options	137	78	270	172
Total equity-based compensation	$3,381	$4,251	$5,652	$6,959
(1)    The six months ended June 30, 2023 includes the reversal of compensation costs related to the voluntary resignation of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Equity-based compensation expense capitalized	$71	$47	$123	$86

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

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 363,000 and 192,000 for the six months ended June 30, 2023 and 2022, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $6.8 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2023 PSP awards granted during the six months ended June 30, 2023 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and for three and six months ended June 30, 2022 (in thousands):

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2023	$(24,361)	$10,202	$(14,159)	$(1,344)	$489	$(855)
Other comprehensive income before reclassifications	1,174	—	1,174	53	—	53
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(357)	(357)	—	(16)	(16)
Balance June 30, 2023	$(23,187)	$9,845	$(13,342)	$(1,291)	$473	$(818)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)
Other comprehensive income before reclassifications	1,329	—	1,329	60	—	60
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,634)	(3,634)	—	(165)	(165)
Balance June 30, 2023	$(23,187)	$9,845	$(13,342)	$(1,291)	$473	$(818)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2022	$(18,541)	$9,289	$(9,252)	$(1,030)	$409	$(621)
Other comprehensive income (loss) before reclassifications	(2,334)	1,885	(449)	(107)	86	(21)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	281	281	—	13	13
Balance June 30, 2022	$(20,875)	$11,455	$(9,420)	$(1,137)	$508	$(629)

	Tanger Factory Outlet Centers, Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)
Other comprehensive income (loss) before reclassifications	(1,162)	8,941	7,779	(53)	410	357
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	562	562	—	26	26
Balance June 30, 2022	$(20,875)	$11,455	$(9,420)	$(1,137)	$508	$(629)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $9.3 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2023.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2023	$(25,705)	$10,691	$(15,014)
Other comprehensive income before reclassifications	1,227	—	1,227
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(373)	(373)
Balance June 30, 2023	$(24,478)	$10,318	$(14,160)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)
Other comprehensive income before reclassifications	1,389	—	1,389
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,799)	(3,799)
Balance June 30, 2023	$(24,478)	$10,318	$(14,160)

The following table presents changes in the balances of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2022 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2022	$(19,571)	$9,698	$(9,873)
Other comprehensive income (loss) before reclassifications	(2,441)	1,971	(470)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	294	294
Balance June 30, 2022	$(22,012)	$11,963	$(10,049)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(20,797)	$2,024	$(18,773)
Other comprehensive income (loss) before reclassifications	(1,215)	9,351	8,136
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	588	588
Balance June 30, 2022	$(22,012)	$11,963	$(10,049)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $9.3 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2023.

16.    Lease Agreements

As of June 30, 2023, we were the lessor to approximately 2,300 stores in our 29 consolidated outlet centers, under operating leases with initial terms that expire from 2023 to 2039, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Rental revenues - fixed	$82,815	$78,682	$164,702	$159,991
Rental revenues - variable (1)	21,773	22,727	43,468	46,027
Rental revenues	$104,588	$101,409	$208,170	$206,018
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

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2023	June 30, 2022
Costs relating to construction included in accounts payable and accrued expenses	$24,953	$15,223

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended June 30,
	2023	2022
Interest paid	$20,527	$21,586

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

19. Subsequent Events

Dividend Declaration

In July 2023, the Company's Board of Directors declared a $0.245 cash dividend per common share payable on August 15, 2023 to each shareholder of record on July 31, 2023, and a $0.245 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2023 with the three and six months ended June 30, 2022. The results of operations discussion is combined for Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Factory Outlet Centers, Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations below are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Such forward-looking statements include, but are not limited to, statements regarding: the expected impact of rising inflation, supply chain and labor issues and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; the possibility of future asset impairments; potential developments, expansions, renovations, acquisitions or dispositions of outlet centers, including our Nashville development; compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new outlet centers or expand existing outlet centers successfully; risks related to the economic performance and market value of our outlet centers, including due to changes in the national, regional and local economic climate, inflation and rising interest rates; the relative illiquidity of real property investments; impairment charges affecting our properties; our dispositions of assets may not achieve anticipated results; competition for the acquisition and development of outlet centers, and our inability to complete outlet centers we have identified; environmental regulations affecting our business; risk associated with a possible terrorist activity or other acts or threats of violence, public health crises and threats to public safety; risks associated with supply chain disruptions and labor shortages; our dependence on rental income from real property; our dependence on the results of operations of our retailers; the fact certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to uninsured losses; risks related to changes in consumer spending habits; investor and regulatory focus on environmental, sustainability and social initiatives; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risk associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; risk associated with our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to make distributions to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism; and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of June 30, 2023, we had 29 consolidated outlet centers in 18 states totaling 11.3 million square feet, one managed center and one center under construction. We also had 6 unconsolidated outlet centers totaling 2.1 million square feet, including 2 outlet centers in Canada.

The table below details our new developments, expansions and dispositions of consolidated and unconsolidated outlet centers that significantly impacted our results of operations and liquidity from January 1, 2022 to June 30, 2023 (square feet in thousands):

		Consolidated Outlet Centers		Unconsolidated Joint Venture Outlet Centers		Managed Centers
Outlet Center	Quarter Opened/Disposed	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers	Square Feet	Number of Outlet Centers
As of January 1, 2022		11,453	30	2,113	6	—	—
Additions:
Palm Beach, Florida	Third Quarter					457	1
Dispositions:
Blowing Rock, North Carolina	Fourth Quarter	(104)	(1)
Other		4	—	—	—	—	—
As of December 31, 2022		11,353	29	2,113	6	457	1
Other		(4)	—	—	—	—	—
As of June 30, 2023		11,349	29	2,113	6	457	1

The following table summarizes certain information for our existing outlet centers in which we have an ownership interest as of June 30, 2023. Except as noted, all properties are fee owned.

Consolidated Outlet Centers	Legal	Square	%
Location	Ownership %	Feet	Occupied
Deer Park, New York	100	739,148	100.0
Riverhead, New York (1)	100	729,280	95.1
Foley, Alabama	100	554,736	98.7
Rehoboth Beach, Delaware (1)	100	547,939	96.5
Atlantic City, New Jersey (1) (3)	100	484,748	88.3
San Marcos, Texas	100	471,816	99.8
Sevierville, Tennessee (1)	100	449,968	99.6
Savannah, Georgia	100	429,089	98.4
Myrtle Beach Hwy 501, South Carolina	100	426,523	98.9
Glendale, Arizona (Westgate)	100	410,753	98.9
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100.0
Charleston, South Carolina	100	386,328	99.4
Lancaster, Pennsylvania	100	376,203	100.0
Pittsburgh, Pennsylvania	100	373,863	97.4
Commerce, Georgia	100	371,408	100.0
Grand Rapids, Michigan	100	357,133	92.8
Fort Worth, Texas	100	351,834	98.5
Daytona Beach, Florida	100	351,691	100.0
Branson, Missouri	100	329,861	100.0
Southaven, Mississippi (2) (3)	50	324,801	99.4
Locust Grove, Georgia	100	321,082	97.9
Gonzales, Louisiana	100	321,066	99.1
Mebane, North Carolina	100	319,762	100.0
Howell, Michigan	100	314,438	82.2
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	87.8
Tilton, New Hampshire	100	250,558	92.9
Hershey, Pennsylvania	100	249,696	95.2
Hilton Head II, South Carolina	100	207,422	98.7
Hilton Head I, South Carolina	100	181,687	97.1
Totals		11,348,772	97.1
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture’s cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the consolidated financial statements for further details of our debt obligations.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet	Occupied
Charlotte, North Carolina (1)	50	398,726	99.1
Ottawa, Ontario	50	357,213	95.5
Columbus, Ohio (1)	50	355,245	100.0
Texas City, Texas (Galveston/Houston) (1)	50	352,705	96.6
National Harbor, Maryland (1)	50	341,156	99.3
Cookstown, Ontario	50	307,883	95.6
Total		2,112,928	97.7
(1)Property encumbered by mortgage. See Note 4 to the consolidated financial statements for further details of the joint venture debt obligations.

Leasing Activity

The following table provides information for our consolidated outlet centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve month periods ended June 30, 2023 and 2022:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2023	375	1,711	$35.42	13.8%	$2.35	3.26
2022	267	1,455	$30.62	4.0%	$4.24	3.76

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2023	439	1,953	$35.39		$6.09	3.63
2022	318	1,653	$31.35		$13.30	4.31
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

NET INCOME
Net income increased $4.5 million in the 2023 period to $25.3 million as compared to net income of $20.8 million for the 2022 period. Significant items impacting the comparability of the two periods include the following:

•a higher average portfolio occupancy rate in the current period,
•positive leasing spreads upon renewal and re-tenanting since the previous period
•higher management, leasing and other services income from the addition of management responsibilities for a center during the third quarter of 2022, and
•lower general and administrative costs due to the previous period containing executive severance costs that did not recur.

In the tables below, information set forth for properties disposed includes the Blowing Rock outlet center sold in December 2022.

RENTAL REVENUES
Rental revenues increased $3.2 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2023	2022	Increase/(Decrease)
Rental revenues from existing properties	$104,837	$100,640	$4,197
Rental revenues from properties disposed	133	477	(344)
Straight-line rent adjustments	(321)	302	(623)
Lease termination fees	1	35	(34)
Amortization of above and below market rent adjustments, net	(62)	(45)	(17)
	$104,588	$101,409	$3,179

Rental revenues at existing properties was positively impacted by higher occupancy between the periods, 97.1% compared to 94.8% and positive leasing spreads upon renewal and re-tenanting since the previous period. These increases were partially offset by lower variable revenues, which are derived from tenant sales.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $686,000 in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2023	2022	Increase/(Decrease)
Management and marketing	$793	$552	$241
Leasing and other fees	220	—	220
Expense reimbursements from unconsolidated joint ventures	1,109	884	225
	$2,122	$1,436	$686

Management and leasing fee income increased due to our addition of property management responsibilities during the third quarter of 2022 for a center in West Palm Beach, Florida.

OTHER REVENUES
Other revenues increased $938,000 in the 2023 period as compared to the 2022 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2023	2022	Increase/(Decrease)
Other revenues from existing properties	$3,931	$2,970	$961
Other revenues from properties disposed	—	23	(23)
	$3,931	$2,993	$938

Other revenues from existing properties increased in the 2023 period due to an increase in other revenue streams, such as EV charging, paid media, sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $1.0 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2023	2022	Increase/(Decrease)
Property operating expenses from existing properties	$31,093	$30,139	$954
Property operating expenses from sold properties	—	208	(208)
Expenses related to unconsolidated joint ventures	1,109	884	225
Other property operating expenses	1,510	1,466	44
	$33,712	$32,697	$1,015

Property operating expenses from existing properties increased in the 2023 period primarily due to higher common area maintenance expenses in the 2023 period compared to the 2022 period and higher property tax costs at certain centers.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased $1.0 million in the 2023 period compared to the 2022 period. The prior period included $2.4 million of compensation costs related to executive severance. The 2023 period included no such executive severance. Excluding executive severance, expenses increased from the hiring of key employees since the 2022 period to drive operational and growth initiatives.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $831,000 in the 2023 period compared to the 2022 period.

	2023	2022	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$25,389	$25,987	$(598)
Depreciation and amortization from property disposed	—	233	(233)
	$25,389	$26,220	$(831)

INTEREST EXPENSE
Interest expense increased $390,000 in the 2023 period compared to the 2022 period due to the combination of higher interest rates and higher amounts of variable rate debt. During the fourth quarter of 2022 we refinanced the variable rate mortgage in our Memphis consolidated joint venture, increasing the outstanding balance to $51.7 million from $40.1 million. In addition, also during the fourth quarter of 2022, we amended and restated our unsecured term loan and increased the outstanding balance from $300.0 million to $325.0 million. These factors were partially offset by higher capitalized interest on our Nashville, TN development project.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $252,000 in the 2023 period. The 2023 period had significantly higher investment income from short-term investments of cash at higher interest rates than were available in the 2022 period. This was offset by a $2.4 million gain on sale of a non-real estate asset in the 2022 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $521,000 in the 2023 period compared to the 2022 period. The decrease is primarily due to the increase in interest rates during the second half of 2022 that has negatively impacted two of our joint ventures. The Columbus joint venture variable interest rate mortgage was refinanced in September 2022 and now has a fixed interest rate of 6.25%. The Galveston/Houston joint venture mortgage was floating rate during the majority of both periods. Interest rates rose approximately 4% during the comparable periods. The Galveston mortgage was refinanced during June 2023 and is now SOFR +3.00%.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

NET INCOME
Net income increased $7.9 million in the 2023 period to $50.2 million as compared to net income of $42.3 million for the 2022 period. Significant items impacting the comparability of the two periods include the following:

•a higher average portfolio occupancy rate in the current period,
•positive leasing spreads upon renewal and re-tenanting since the previous period
•higher management, leasing and other services income from the addition of management responsibilities for a center during the third quarter of 2022, and
•lower common area maintenance snow removal costs in the current period as a result of a comparatively mild 2023 winter, and
•higher investment income from investments of cash available at significantly higher rates.

partially offset by
•the current period did not contain lease termination fees and the prior year period included significant termination rents from several tenants

In the tables below, information set forth for properties disposed includes the Blowing Rock outlet center sold in December 2022.

RENTAL REVENUES
Rental revenues increased $2.2 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2023	2022	Increase/(Decrease)
Rental revenues from existing properties	$209,258	$203,559	$5,699
Rental revenues from properties disposed	9	991	(982)
Straight-line rent adjustments	(1,001)	(1,035)	34
Lease termination fees	7	2,631	(2,624)
Amortization of above and below market rent adjustments, net	(103)	(128)	25
	$208,170	$206,018	$2,152

Rental revenues at existing properties were positively impacted by higher occupancy between the periods, 97.1% compared to 94.8% and positive leasing spreads upon renewal and re-tenanting since the previous period. These increases were partially offset by lower variable revenues, which are derived from tenant sales.

Lease termination fees decreased primarily because the 2022 period included isolated terminations of certain leases with multiple years of remaining term. No such significant terminations occurred in the 2023 period.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $1.1 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2023	2022	Increase/(Decrease)
Management and marketing	$1,574	$1,088	$486
Leasing and other fees	277	35	242
Expense reimbursements from unconsolidated joint ventures	2,185	1,840	345
	$4,036	$2,963	$1,073

Management and leasing fee income increased due to our addition of property management responsibilities during the third quarter of 2022 for a center in West Palm Beach, Florida.

OTHER REVENUES
Other revenues increased $1.7 million in the 2023 period as compared to the 2022 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2023	2022	Increase/(Decrease)
Other revenues from existing properties	$7,378	$5,679	$1,699
Other revenues from properties disposed	—	46	(46)
	$7,378	$5,725	$1,653

Other revenues from existing properties increased in the 2023 period due to an increase in other revenue streams, such as EV charging, paid media, sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses decreased $2.6 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2023	2022	Increase/(Decrease)
Property operating expenses from existing properties	$61,483	$64,129	$(2,646)
Property operating expenses from sold properties	—	481	(481)
Expenses related to unconsolidated joint ventures	2,185	1,840	345
Other property operating expenses	3,192	3,005	187
	$66,860	$69,455	$(2,595)

Property operating expenses from existing properties decreased in the 2023 period primarily due to the timing of certain advertising and promotional costs and the mild winter in the 2023 period compared to the 2022 period, resulting in lower snow removal costs.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $942,000 in the 2023 period compared to the 2022 period. The prior period included $2.4 million of compensation costs related to executive severance. The 2023 period included a $806,000 reversal of previously expensed compensation related to a voluntary executive departure. Excluding the impact of executive departures, expenses increased from the hiring of key employees since the 2022 period to drive operational and growth initiatives.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs decreased $1.2 million in the 2023 period compared to the 2022 period.

	2023	2022	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$51,282	$52,006	$(724)
Depreciation and amortization from property disposed	—	457	(457)
	$51,282	$52,463	$(1,181)

INTEREST EXPENSE
Interest expense increased $1.1 million in the 2023 period compared to the 2022 period due to the combination of higher interest rates and higher amounts of variable rate debt. During the fourth quarter of 2022 we refinanced the variable rate mortgage in our Memphis consolidated joint venture, increasing the outstanding balance to $51.7 million from $40.1 million. In addition, also during the fourth quarter of 2022, we amended and restated our unsecured term loan and increased the outstanding balance from $300.0 million to $325.0 million. These factors were partially offset by higher capitalized interest on our Nashville, TN development project.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $2.4 million in the 2023 period, primarily due to higher investment income from short-term investments of cash at higher interest rates partially offset by a $2.4 million gain on sale of a non-real estate asset in the 2022 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $1.1 million in the 2023 period compared to the 2022 period. The decrease is primarily due to the increase in interest rates during the second half of 2022 that has negatively impacted two of our joint ventures. The Columbus joint venture variable interest rate mortgage was refinanced in September 2022 and now has a fixed interest rate of 6.25%. The Galveston/Houston joint venture was floating rate during the majority of both periods. Interest rates rose approximately 4% during the comparable periods. The Galveston mortgage was refinanced during June 2023 and is now SOFR +3.00%.

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

Under our at-the-market share offering (“ATM Offering”) program, which commenced in February 2021, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million (the “Shares”). We may sell the Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of June 30, 2023, we had approximately $60.1 million remaining available for sale under the ATM Offering program. There were no sales of our shares during the first six months of 2023 or for the full year 2022.

In May 2023, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025. This authorization replaced a previous repurchase authorization for approximately $80 million that was set to expire in May 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the three months ended June 30, 2023 or 2022. The remaining amount authorized to be repurchased under the program as of June 30, 2023 was approximately $100 million.

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

In July 2023, the Company’s Board of Directors declared a $0.245 cash dividend per common share payable on August 15, 2023 to each shareholder on record on July 31, 2023, and in its capacity as General Partner of the Operating Partnership a $0.245 cash distribution per Operating Partnership unit to the Operating Partnership’s unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated outlet centers for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Capital expenditures analysis:
New outlet center developments and expansions (1)	$58,788	$18,596	$40,192
Renovations	1,550	—	1,550
Second generation tenant allowances	4,217	3,160	1,057
Other capital expenditures (2)	12,248	9,158	3,090
	76,803	30,914	45,889
Conversion from accrual to cash basis	(4,973)	(5,197)	224
Additions to rental property-cash basis	$71,830	$25,717	$46,113
(1)The increase in new outlet center developments and expansions is primarily due to development costs at our site in Nashville, TN and other projects.
(2)Other capital expenditures in 2023 increased over the 2022 period due to a higher number of major capital expenditure projects within our existing portfolio.

New Development of Consolidated Outlet Centers
In May 2022, we broke ground on our center in Nashville, Tennessee. The center, which will be approximately 290,000 square feet, has a planned grand opening of October 27, 2023 at an estimated cost of $143.0 million to $147.0 million with a projected stabilized yield of 7.5% to 8.0%. Through June 30, 2023, we had incurred costs of $89.3 million associated with this development.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop outlet centers. As of June 30, 2023 we have partial ownership interests in six unconsolidated outlet centers totaling approximately 2.1 million square feet, including two outlet centers in Canada. See Note 4 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the six months ended June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of June 30, 2023.

Future Debt Obligations
As described further in Note 6 of the notes to the consolidated financial statements, as of June 30, 2023, scheduled maturities of our existing long-term debt for the remainder 2023 and for 2024, 2025, 2026 and 2027 are $2.4 million, $5.1 million, $1.5 million, $407.4 million and $625.0 million, respectively. As of June 30, 2023, scheduled maturities after 2027 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2023, these interest obligations total approximately $47.9 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$98,872	$89,196	$9,676
Net cash used in investing activities	(35,037)	(8,095)	(26,942)
Net cash used in financing activities	(62,648)	(48,018)	(14,630)
Effect of foreign currency rate changes on cash and equivalents	(356)	(27)	(329)
Net increase in cash and cash equivalents	$831	$33,056	$(32,225)

Operating Activities
In the first and second quarter of 2023, our net cash provided by operating activities increased year over year primarily due to changes in working capital and lower property operating expenses.

Investing Activities
The increase in net cash used in investing activities was primarily due to increased capital expenditures related to new development at existing centers and the investment in our Nashville location, offset by proceeds from short-term investments.

Financing Activities
Net cash used in financing activities increased during the first six months of 2023 primarily due to an increase in dividends paid and a higher amount of net share settlements related to vesting of equity awards.

Financing Arrangements

As of June 30, 2023, unsecured borrowings represented 95% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our lines of credit and our term loan.

As of June 30, 2023, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of June 30, 2023 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

In May 2023, Fitch Ratings assigned a first-time ‘BBB’ long-term issuer default rating to the Company and the Operating Partnership, along with a Stable rating outlook. Fitch also assigned a ‘BBB’ rating to Operating Partnership’s senior unsecured debt, which includes our lines of credit, a term loan and senior notes. As a result, the applicable pricing margin on each of our unsecured lines of credit and our term loan was reduced by 25 basis points (including a 5 basis point reduction in the facility fee on the unsecured lines of credit).

Credit Ratings:
Agency	Rating	Outlook	Latest Action
Fitch	BBB	Stable	May 25, 2023
Moody’s Investors Services	Baa3	Stable	April 14, 2021
Standard & Poor’s Ratings Services	BBB-	Stable	February 19, 2021

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

As of June 30, 2023, the Company’s total liquidity was approximately $748.4 million, including cash and cash equivalents on the Company’s balance sheet, short-term investments and the full undrawn capacity under its $520.0 million unsecured lines of credit. We expect to have sufficient liquidity to meet our obligations for at least the next twelve months.

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

Equity Offerings under the ATM Offering Program
In February 2021, we established the ATM Offering program whereby we may offer and sell the Company's common shares having an aggregate gross sales price of up to $250.0 million. During 2022 and the first six months of 2023, we did not sell any shares under the ATM Offering program and $60.1 million remains available for sale under the ATM Offering program.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at June 30, 2023 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2023, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total consolidated debt to adjusted total assets	< 60%	40%
Total secured debt to adjusted total assets	< 40%	2%
Total unencumbered assets to unsecured debt	> 150%	242%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	38%
Secured Indebtedness to Adjusted Unencumbered Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.4	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	34%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2023 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$100.0	July 2028	4.27%	—%	$—
Columbus	71.0	October 2032	6.25%	—%	—
Galveston/Houston	58.0	June 2026	SOFR + 3.00%	17.2%	10.0
National Harbor	94.4	January 2030	4.63%	—%	—
Debt origination costs	(2.3)
	$321.1				$10.0

Galveston/Houston

In June 2023, the Galveston/Houston joint venture completed the refinance of its mortgage. The new $58.0 million loan has a maturity date of June 2026 and an interest rate of Daily SOFR + 3.00%. In conjunction with this refinance, the joint venture entered into a $29.0 million interest rate swap that fixes Daily SOFR at 4.44% until December 2025. The Company’s share of of the outstanding debt is $29.0 million.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2023.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$25,300	$20,819	$50,160	$42,281
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	24,952	25,615	50,124	51,276
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,615	2,791	5,285	5,545
FFO	52,867	49,225	105,569	99,102
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	(248)	—
Allocation of earnings to participating securities	(485)	(424)	(909)	(858)
FFO available to common shareholders (1)	$52,382	$48,801	$104,412	$98,244
As further adjusted for:
Compensation-related adjustments (2)	—	2,447	(806)	2,447
Gain on sale of non-real estate asset (3)	—	(2,418)	—	(2,418)
Impact of above adjustment to the allocation of earnings to participating securities	—	—	6	—
Core FFO available to common shareholders (1)	$52,382	$48,830	$103,612	$98,273
FFO available to common shareholders per share - diluted (1)	$0.47	$0.45	$0.95	$0.90
Core FFO available to common shareholders per share - diluted (1)	$0.47	$0.45	$0.94	$0.90

Weighted Average Shares:
Basic weighted average common shares	104,367	103,630	104,228	103,607
Effect of notional units	722	421	668	413
Effect of outstanding options and restricted common shares	773	703	758	720
Diluted weighted average common shares (for earnings per share computations)	105,862	104,754	105,654	104,740
Exchangeable operating partnership units	4,738	4,762	4,738	4,762
Diluted weighted average common shares (for FFO per share computations) (1)	110,600	109,516	110,392	109,502
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(2)For the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure. For the 2022 periods, represents executive severance costs.
(3)Represents gain on sale of the corporate aircraft.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio and total portfolio at pro rata share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$25,300	$20,819	$50,160	$42,281
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(1,706)	(2,227)	(3,641)	(4,740)
Interest expense	11,966	11,576	24,309	23,210
Other (income) expense	(2,324)	(2,576)	(5,124)	(2,759)
Depreciation and amortization	25,389	26,220	51,282	52,463
Other non-property (income) expense	(973)	63	(1,021)	234
Corporate general and administrative expenses	18,298	19,328	35,724	34,813
Non-cash adjustments (1)	481	(157)	1,301	1,363
Lease termination fees	(1)	(35)	(7)	(2,631)
Portfolio NOI - Consolidated	76,430	73,011	152,983	144,234
Non-same center NOI - Consolidated	(106)	(214)	40	(470)
Same Center NOI - Consolidated (2)	$76,324	$72,797	$153,023	$143,764
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$25,300	$20,819	$50,160	$42,281
Adjusted to exclude:
Interest expense, net (1)	9,522	11,430	19,301	22,963
Income tax expense (benefit)	164	129	(36)	152
Depreciation and amortization	25,389	26,220	51,282	52,463
Compensation-related adjustments (2)	—	2,447	(806)	2,447
Gain on sale of non-real estate asset (3)	—	(2,418)	—	(2,418)
Adjusted EBITDA	$60,375	$58,627	$119,901	$117,888

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$25,300	$20,819	$50,160	$42,281
Adjusted to exclude:
Interest expense, net (1)	9,522	11,430	19,301	22,963
Income tax expense (benefit)	164	129	(36)	152
Depreciation and amortization	25,389	26,220	51,282	52,463
Pro-rata share of interest expense, net - unconsolidated joint ventures (1)	2,195	1,577	4,326	3,034
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,615	2,791	5,285	5,545
EBITDAre	$65,185	$62,966	$130,318	$126,438
Compensation-related adjustments (2)	—	2,447	(806)	2,447
Gain on sale of non-real estate asset (3)	—	(2,418)	—	(2,418)
Adjusted EBITDAre	$65,185	$62,995	$129,512	$126,467
(1)In 2022, we revised our presentation of interest expense to show this net of interest income. Prior period results have been revised to conform with the current period presentation.
(2)For the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure. For the 2022 periods, represents executive severance costs.
(3)Represents gain on sale of the corporate aircraft.

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2023, approximately 1.9 million square feet, or 16% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of June 30, 2023, we had lease renewals executed or in process for 64.4% of the space scheduled to expire during 2023 compared to 64.5% of the space scheduled to expire during 2022 that was executed or in process as of June 30, 2022.

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

Our outlet centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of June 30, 2023 no one tenant (including affiliates) accounted for more than 8% of our square feet or 6% of our rental revenues.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 97.2% and 94.9% as of June 30, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2023 we have interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts made up of $300.0 million current swaps expiring February 1, 2024 and $100.0 million forward starting swaps with an effective date of February 1, 2024 and varying expirations between February 1, 2026 and August 1, 2026. In July 2023, we entered into an additional $25 million forward-starting interest rate swap with an effective date of February 1, 2024 and an adjusted SOFR rate of 3.79. The maturity of this swap is January 1, 2027. See Note 7 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of June 30, 2023, 5% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $767,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of June 30, 2023, there were no outstanding balances under our unsecured lines of credit. An increase in our credit rating would provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2023	December 31, 2022
Fair value of debt	$1,259,475	$1,268,362
Recorded value of debt	$1,427,391	$1,428,494

A 100 basis point increase from prevailing interest rates at June 30, 2023 and December 31, 2022 would result in a decrease in fair value of total consolidated debt of approximately $39.5 million and $44.3 million, respectively. Refer to Note 8 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Factory Outlet Centers, Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer) of Tanger Factory Outlet Centers, Inc., the sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2023, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) Issuer Purchases of Equity Securities

In May 2023, the Company’s Board of Directors authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company’s outstanding shares through May 31, 2023.

Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares for the three months ended June 30, 2023. The remaining amount authorized to be repurchased under the program as of June 30, 2023 was approximately $100.0 million.

For certain restricted common shares that vested during the three months ended June 30, 2023, we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 61,632 for the three months ended June 30, 2023. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1	Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and Restated as of May 19, 2023).
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Factory Outlet Centers, Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Factory Outlet Centers, Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 4, 2023

TANGER FACTORY OUTLET CENTERS, INC.
By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer, Chief Investment Officer and Secretary (Principal Financial Officer)

TANGER PROPERTIES LIMITED PARTNERSHIP
By: TANGER FACTORY OUTLET CENTERS, INC., its sole general partner
By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer, Chief Investment Officer and Secretary (Principal Financial Officer)