Form 10-K
period 2023-12-31
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2024-02-21
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 1-11986 (Tanger Inc.)
Commission file number 333-3526-01 (Tanger Properties Limited Partnership)

TANGER INC.
TANGER PROPERTIES LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

North Carolina	(Tanger Inc.)	56-1815473
North Carolina	(Tanger Properties Limited Partnership)	56-1822494
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Northline Avenue, Suite 360, Greensboro, NC 27408
(Address of principal executive offices)
(336) 292-3010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Tanger Inc.:
Title of each class	Trading Symbol (s)	Name of exchange on which registered
Common Shares, $.01 par value	SKT	New York Stock Exchange

Tanger Properties Limited Partnership:
None

Securities registered pursuant to Section 12(g) of the Act:
Tanger Inc.: None
Tanger Properties Limited Partnership: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Tanger Inc.	Yes	☒	No	☐
Tanger Properties Limited Partnership	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Tanger Inc.	Yes	☐	No	☒
Tanger Properties Limited Partnership	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Tanger Inc.	Yes	☒	No	☐
Tanger Properties Limited Partnership	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Tanger Inc.	Yes	☒	No	☐
Tanger Properties Limited Partnership	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Tanger Inc.
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

Tanger Inc.	☐
Tanger Properties Limited Partnership	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Tanger Inc.	☒
Tanger Properties Limited Partnership	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements
of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Tanger Inc.	Yes	☐	No	☒
Tanger Properties Limited Partnership	Yes	☐	No	☒

The aggregate market value of voting shares held by non-affiliates of Tanger Inc. was approximately $2,273,532,045 based on the closing price on the New York Stock Exchange for such shares on June 30, 2023.

The number of Common Shares of Tanger Inc. outstanding as of February 1, 2024 was 108,916,943.

Documents Incorporated By Reference

Portions of Tanger Inc.'s definitive proxy statement to be filed no later than 120 days after the end of the registrant’s fiscal year with respect to the 2024 Annual Meeting of Shareholders are incorporated by reference into Items 10 through 14 of this Annual Report on Form 10-K.

PART I

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2023 of Tanger Inc., a North Carolina corporation and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Inc. and its subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and its subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires. On November 16, 2023, the Company changed its legal name from Tanger Factory Outlet Centers, Inc. to Tanger Inc. We refer to Tanger Inc.’s current legal name throughout this Annual Report on Form 10-K (the "Annual Report").

The Company is one of the leading owner and operators of outlet and open-air retail centers in the United States and Canada. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT"), which, through its controlling interest in the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. The shopping centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and assets of the Company are also descriptions of the business, employees and assets of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

In November 2021, the Company was admitted as the sole general partner of the Operating Partnership. Prior to this administrative change, the Company owned the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controlled the Operating Partnership as its sole general partner and Tanger LP Trust held a limited partnership interest therein. Following the aforementioned change to the ownership structure, the Company replaced Tanger GP Trust as the sole general partner of the Operating Partnership and Tanger LP Trust retained its limited partnership interest in the Operating Partnership.

The Company, including Tanger LP Trust, owns the majority of the units of partnership interests issued by the Operating Partnership. As of December 31, 2023, the Company and its wholly owned subsidiaries owned 108,793,251 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

Management operates the Company and the Operating Partnership as one enterprise. The management of the Company consists of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership.

We believe combining the Annual Reports on Form 10-K of the Company and the Operating Partnership into this single Annual Report provides the following benefits:

•enhancing investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•creating time and cost efficiencies through the preparation of one combined Annual Report instead of two separate Annual Reports.

There are only a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this Annual Report. We believe it is important, however, to understand these differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company.

As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership, including through its wholly-owned subsidiary, Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company's income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this Annual Report.

The Operating Partnership holds all of the shopping centers and other assets, including the ownership interests in consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, its incurrence of indebtedness or through the issuance of partnership units.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this Annual Report presents the following separate sections for each of the Company and the Operating Partnership:

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

•Shareholders' Equity and Partners' Equity;

•Earnings Per Share and Earnings Per Unit;

•Accumulated Other Comprehensive Income of the Company and the Operating Partnership; and

•Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership in order to establish that the Principal Executive Officer and Principal Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and 18 U.S.C. §1350.

The separate sections in this Annual Report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this Annual Report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The separate discussions of the Company and the Operating Partnership in this Annual Report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Such forward-looking statements include, but are not limited to, risks related to pandemics, supply chain and labor issues and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; interest rates, the possibility of future asset impairments, development initiatives and strategic partnerships, the anticipated impact of the Company’s newly acquired assets in Huntsville and Asheville, as well as its newly opened Nashville development, compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should exercise caution in relying on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors which may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new retail centers or expand existing retail centers successfully; risks related to the economic performance and market value of our retail centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our acquisitions or dispositions of assets may not achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers; the diversification of our tenant mix and our entry into the operation of full price retail may not achieve our expected results; environmental regulations affecting our business; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to the impact of macroeconomic conditions, including rising interest rates and inflation, on our tenants and on our business, financial condition, liquidity, results of operations and compliance with debt covenants; our dependence on rental income from real property; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; increased costs and reputational harm associated with the increased focus on environmental, sustainability and social initiatives; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism on our systems; the uncertainties of costs to comply with regulatory changes (including potential costs to comply with proposed rules of the Securities and Exchange Commission (the “SEC”) to standardize climate-related disclosures).

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

ITEM 1.BUSINESS

The Company and the Operating Partnership

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of December 31, 2023, our consolidated portfolio consisted of 31 outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet, which were 97% occupied and contained over 2,400 stores representing approximately 660 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name.

Our shopping centers and other assets are held by, and all of our operations are conducted by, Tanger Properties Limited Partnership and its subsidiaries, which we refer to collectively as the Operating Partnership. The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership.

As of December 31, 2023, the Company and its wholly-owned subsidiaries owned 108,793,251 units of the Operating Partnership and the Non-Company LPs collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

Ownership of the Company's common shares is restricted to preserve the Company's status as a REIT for U.S. federal income tax purposes. Subject to certain exceptions, a person may not actually or constructively own more than 9.8% of our common shares. We also operate in a manner intended to enable us to preserve our status as a REIT, including, among other things, making distributions with respect to our then outstanding common shares and preferred shares, if applicable, equal to at least 90% of our taxable income each year, excluding net capital gains.

The Company is a North Carolina corporation that was incorporated in March 1993 and the Operating Partnership is a North Carolina limited partnership that was formed in May 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tanger.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with or furnish to the SEC.

Recent Developments

New Development

In October 2023, we opened a 291,000 square foot outlet center in Nashville, Tennessee. The open-air center offers shopping and dining across seven retail buildings and a unique, placemaking community space. Tanger Nashville reflects our commitment to diversify and enhance the shopping experience for our customers with nearly one quarter of the center’s dynamic assortment of retailers being new to our portfolio or first to the outlet channel.

Acquisitions

In November 2023, we acquired a 382,000-square-foot, open-air outlet center in Asheville, North Carolina for $70 million. The established center is occupied by a diverse mix of brands that includes leading home furnishings providers as well as iconic apparel, footwear and accessories brands.
In addition, in November 2023, we acquired Bridge Street Town Centre, an 825,000-square-foot, open-air lifestyle center in Huntsville, Alabama for $193.5 million. The center serves as the dominant shopping destination in its market and comprises over 80 retail stores, restaurants, and entertainment venues, including approximately 174,000 square feet ground leased to tenants.

Financing Transactions

ATM Equity Offerings
During 2023, we sold 3.5 million common shares under our at-the-market stock offering (“ATM Offering”) program at a weighted average price of $25.75 per share, generating gross proceeds of $90.0 million. As of December 31, 2023, we have a remaining authorization of $220.1 million under the ATM Offering.

Derivatives
Throughout 2023, we entered into $325.0 million of forward starting daily Secured Overnight Financing Rate (“Daily SOFR”) interest rate swaps at an average fixed pay rate of 3.9%. The swaps were effective February 1, 2024 and end at various dates from February 1, 2026 to January 1, 2027. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 as part of our interest rate risk management strategy.

Unconsolidated Real Estate Joint Ventures Financing Transactions

Houston/Galveston, Texas
In June 2023, the Galveston/Houston joint venture completed the refinance of its mortgage. The new $58.0 million loan has a maturity date of June 2026 and an interest rate of Daily SOFR + 3.00%. In conjunction with this refinance, the joint venture entered into a $29.0 million interest rate swap that fixes Daily SOFR at 4.44% until December 2025.

Organizational Changes

In July 2023, Bridget Ryan-Berman, who had been a member of the Company's board of directors ("Board") since January 1, 2009, was appointed lead independent director, a position previously held by Board member David B. Henry.

In September 2023, Jessica K. Norman joined the Company as the Executive Vice President, General Counsel and Secretary.

Effective January 1, 2024, Steven B. Tanger transitioned from his role as Executive Chair of the Board to Non-Executive Chair of the Board in connection with his retirement from the Company under the terms of his employment agreement.

Business Strategy

Our Company was built on a firm foundation of strong and enduring business relationships coupled with disciplined business practices. We partner with many of the world's best known and most respected brands and retailers. By fostering and maintaining strong relationships with these successful, high volume companies, we believe we have been able to solidify our position as a leader in the outlet and open-air retail industry for over thirty years. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with our brands and retailers. Our seasoned team of professionals with diverse sets of expertise utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet and open-air retail business.

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

Our Centers

Each of our centers, except one joint venture center, features the Tanger brand name. Additionally, we leverage the Tanger brand and platform to manage centers in Palm Beach, Florida. We believe that our tenants and consumers recognize the Tanger brand as one that provides retail centers where consumers can trust the brand, value and experience.

In addition to our Tanger branded outlet portfolio, we recently acquired our first open-air lifestyle center in Huntsville, Alabama which was a natural extension of our capabilities and consistent with our long-term strategy of investing in dominant open-air retail centers in markets that benefit from outsized residential and tourism growth.

As one of the original participants in the outlet industry and through key additions to our executive, leasing, operating and center teams, we have long-standing relationships with many of our tenants that we believe are critical in operating, managing, developing, and acquiring successful centers.

Our consolidated centers are typically located in a variety of geographical areas, including high frequency tourist destinations and suburbs of vibrant and fast-growing markets. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers.

We have a diverse tenant base throughout our consolidated portfolio comprising over 2,400 stores operated by more than 660 different brand name companies. Our centers offer shoppers a curated mix of retailers specializing in apparel, footwear, accessories, athletic wear, athleisure, home furnishings, health and beauty, and digitally-native brands. Additionally, we are adding food, beverage, and entertainment options, along with other services, at our centers to attract new shoppers, extend visitor dwell time and increase frequency of visits.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during the years ended 2023, 2022 or 2021. As of December 31, 2023, no single tenant accounted for more than 8% of our leasable square feet or 6% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2023, the components of rental revenues are as follows (in thousands):

2023
Rental revenues - fixed	$343,433
Rental revenues - variable (1)	95,456
Rental revenues	$438,889
(1)Primarily includes rents based on a percentage of tenant gross sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes, which are paid on a pro rata basis.

Business History

Stanley K. Tanger, the Company's founder, entered the outlet center business in 1981. Prior to founding the Company, Stanley K. Tanger and his son, Steven B. Tanger, our Non-Executive Chair, built and managed a successful family-owned apparel manufacturing business, Tanger/Creighton, Inc. In June 1993, we completed our initial public offering and subsequently grew our portfolio through the strategic development, expansion and acquisition of outlet and open-air retail centers. In April 2020, Stephen Yalof, a successful and proven retail and real estate executive, joined the Company as President and Chief Operating Officer, as part of an executive succession plan for the role of Chief Executive Officer. Mr. Yalof became the Chief Executive Officer of the Company effective January 1, 2021.

Growth Strategy

Our goal is to build shareholder value through a comprehensive, disciplined plan for sustained, long-term growth. We focus our efforts on increasing net operating income at our existing centers, renovating and optimizing selected centers and pursuing disciplined external growth in our current markets and potential new markets through selective ground-up development or the acquisition of retail real estate. Future retail real estate assets may be wholly-owned by us, owned through joint ventures or partnership arrangements, or through management agreements.

Increasing net operating income at existing centers

Our leasing team focuses on optimizing the use of our real estate to attract and engage best in class brands and retailers with a focus on maximizing consumer demand and rent. The majority of our leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. We have historically been able to renew many leases at higher base rents per square-foot and replace underperforming tenants with new or existing brands in our portfolio. Given the current retail environment, we may choose to execute leases with new tenants or renew certain tenants to enhance our tenant mix or maintain a high portfolio occupancy rate. In addition, we are focused on generating non-store revenues (other revenues), through marketing partnerships, media and return on investment ("ROI") driven sustainability initiatives, and actively managing property operating expenses and marketing expenses as a means of growing net operating income.

Developing new centers

We believe that there continue to be opportunities to introduce the Tanger brand in untapped or under-served markets across the United States and Canada in the long-term. We believe our expertise in the outlet and open-air retail industry, extensive development expertise and strong retail relationships give us a distinct competitive advantage.

In order to help ensure the viability of proceeding with a project, we first gauge the interest of our retail partners. We typically prefer to have signed leases or leases out for negotiation with tenants for at least 60% of the space in each center prior to acquiring the site and beginning construction; however, we may choose to proceed with construction with less than 60% of the space pre-leased under certain circumstances. Construction of a new center typically takes us 12 to 18 months from groundbreaking to the grand opening of the center.

Expanding and renovating existing centers

Keeping our centers vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premier shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our centers. Construction for expansion and renovation to existing properties typically takes less time, usually between six to nine months depending on the scope of the project.

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

Operating Strategy

Increasing cash flow to enhance the value of our properties and operations remains a primary business objective. Through targeted marketing and operational efficiencies, we strive to improve sales and profitability of our tenants and our centers as a whole. Achieving higher base and percentage rents and generating additional income from temporary leasing, media and other non-store sources also remains an important focus and goal.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, cash and cash equivalents, our short-term investments, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2024.

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

We believe our current balance sheet position is financially sound; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and our next significant debt maturity, which is our $350.0 million unsecured senior notes due September 2026.

As a result, our current primary focus is to continually strengthen our capital and liquidity position by controlling our capital expenditure levels, generating positive cash flows from operations to cover our distributions and maintaining appropriate leverage levels.

Competition

We carefully consider the degree of existing and planned competition in a proposed area before deciding to develop, acquire or expand a new retail center. Our centers compete for customers primarily with retail centers built and operated by different developers, traditional shopping malls, full- and off-price retailers and e-commerce retailers.

Because our revenues are ultimately linked to our tenants' success, we are affected by the same competitive factors, such as consumer spending habits, as our tenants.

We compete with institutional pension funds, private equity investors, other REITs, individual owners of retail centers, specialty stores and others who are engaged in the acquisition, development or ownership of retail centers and stores. In addition, the number of entities competing to acquire or develop retail centers has increased and may continue to increase in the future, which could increase demand for these retail centers and the prices we must pay to acquire or develop them.

Financial Information

We have one reportable operating segment. For financial information regarding our segment, see our consolidated financial statements.

Corporate and Regional Headquarters

We rent space in an office building in Greensboro, North Carolina where our corporate headquarters is located, as well as a regional office in New York, New York.

As of December 31, 2023, we maintain offices and employ on-site management at 34 consolidated and unconsolidated centers and one managed center. The managers closely monitor the operation, marketing and local relationships at each of their centers.

Insurance

We believe that as a whole our properties are covered by adequate comprehensive liability, fire, flood, earthquake and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles and limits. Northline Indemnity, LLC, a wholly-owned captive insurance subsidiary of the Operating Partnership, is responsible for losses up to certain levels for property damage (including wind damage from hurricanes) prior to third-party insurance coverage. Specified types and amounts of insurance are required to be carried by each tenant under their lease. There are, however, types of losses, like those resulting from wars or nuclear radiation, which may either be uninsurable or not economically insurable in some or all of our locations. An uninsured loss could result in a loss to us of both our capital investment and anticipated profits from the affected property.

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

Human Capital

As of December 31, 2023, we had 364 full-time employees, located at our corporate headquarters in North Carolina and 35 business offices. At that date, we also employed 43 part-time employees at various locations. In 2023, 41% of our full-time workforce have been employed by us for five years or longer. We believe our relations with our employees to be relatively good. None of our employees are represented by a union or parties to a collective bargaining agreement.

As of December 31, 2023, team members who identify as females made up 70% of field employees, 33% of our executive leadership team, and 71% of our total 407-person workforce. Racial minorities made up 16% of our total workforce in 2023. The Board's gender composition consisted of 22% members who identify as female and 22% of members with racial diversity.

We believe attracting, developing and retaining talent is critical to our long-term success. We focus on creating strategies that enhance an environment of high-performance engagement, and individual development, where employees are rewarded and recognized. We provide numerous training programs, which include topics such as operational training, leadership development, customer service and technology training. We recognize that motivation and rewards are different for individuals at various times in their careers, and a balanced blend of monetary and non-monetary rewards can generate valuable business results. We provide employee benefits on par or above industry standards. In addition, we support employees with 40 hours per year of paid volunteer time off to encourage volunteering for worthwhile activities in their local communities. Part-time employees are included in our 401(k) plans, which offer immediate vesting and dollar-for-dollar matches for employee contributions up to 3%, and $0.50 for every dollar contributed on the next 2% deferred. Part-time employees also participate in paid time off ("PTO") after five years of service and are eligible to participate in our accident and critical Illness voluntary benefits.

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

Reporting frameworks

Our goal is to utilize best practices in every aspect of our business, including our disclosures and ESG reporting. We have utilized the standards of the Global Reporting Initiative ("GRI") since 2016 and began integrating certain disclosures from the Sustainability Accounting Standards Board ("SASB," now the "Value Reporting Foundation") in 2019. Since 2021, we have disclosed our data to the Global Real Estate Sustainability Benchmark ("GRESB") and CDP (formerly, the "Carbon Disclosure Project"). In 2022, we became a signatory to the United Nations Global Compact, and aligned our reporting with the Task Force on Climate-related Financial Disclosures ("TCFD") framework. We continue to assess and improve our climate-related governance and strategy to remain apace with current regulatory landscape and framework reporting requirements.

ESG governance

Our ESG Executive Committee leads the governance of ESG matters at our Company and is chaired by our General Counsel. Consisting of executives from various functional areas of our Company, including, without limitation, Operations, Finance and People and Culture, the Executive Committee advises on the Company's approach to ESG. The Executive Committee monitors progress toward achievement of goals and communicates priority ESG issues to senior leadership. Our full Board provides oversight for the ESG function, and, as appropriate, certain matters are considered by a specific committee of the Board.

Priority ESG issues

Our ESG materiality process drives strategy on environmental, social, economic and governance topics. We begin by identifying opportunities and risks, and leverage external frameworks and engage stakeholders, executives and our Board members to help identify key ESG issues. These key issues are translated into operational priorities and processes across the Company. As a result of a robust materiality assessment conducted by a third party in 2021, we identified the following priority material issues that we believe are of greatest relevance to the Company and our stakeholders: Diversity, Equity and Inclusion; Energy Use and Efficiency; Community Involvement; Climate Change and Tenants' Environmental and Social Footprint.

For the avoidance of doubt, while certain matters discussed in our ESG Report, ESG Policies and other ESG-related disclosures may be significant, any significance should not be read as necessarily rising to the level of materiality as that concept is used for the purposes of our compliance and reporting pursuant to the U.S. federal securities laws and regulations. The concept of materiality used in our ESG disclosures, including as it is used above, is based on other definitions of materiality, some of which may require that we use a level of estimation and assumption that may make the resulting disclosures inherently uncertain. This is the case even where we use the word “material” or “materiality” in our ESG disclosures. Therefore, issues that we identify as “material” from an ESG perspective are not necessarily material to the Company under the U.S. federal securities laws and regulations. The contents of our ESG Report, ESG Policies and other ESG-related disclosures are not incorporated by reference into this Annual Report and do not form a part of this Annual Report.

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

ITEM 1A RISK FACTORS

Important risk factors that could materially affect our business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Additional information regarding forward-looking statements is included in the beginning of Part I in this Annual Report.

Risks Related to Real Estate Investments

The economic performance and the market value of our centers are dependent on risks associated with real property investments.

Real property investments are subject to varying degrees of risk. The economic performance and market values of our real property investments may be affected by many factors, including changes in the international, national, regional and local economic climate, inflation, deflation, interest rates, changes in government policies and regulations, including changes in tax laws, unemployment rates, consumer confidence, consumer shopping preferences, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, our ability to provide adequate maintenance and insurance, increased operating costs and increased costs to address environmental impacts related to climate change or natural disasters.

We may be unable to develop new centers or expand existing centers successfully.

We intend to continue to develop new centers and expand existing centers as opportunities arise. However, there are significant risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail properties. While we have policies in place designed to limit the risks associated with development, these policies do not mitigate all development risks associated with a project. These risks include, but are not limited to, the following:

•significant expenditure of money and time on projects that may be delayed or never be completed;

•higher than projected construction costs;

•shortage of construction materials and supplies;

•failure to obtain zoning, occupancy or other governmental approvals or to the extent required, tenant approvals;

•late completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals or other factors outside of our control; and

•development projects may have defects we do not discover through our inspection processes, including latent defects that may not reveal themselves until many years after we put a property in service.

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, our ability to pay dividends to our shareholders, the market price of our common shares, and our ability to satisfy our debt service obligations.

Real property investments are relatively illiquid.

Our centers represent a substantial portion of our total consolidated assets. These assets are relatively illiquid. As a result, our ability to sell one or more of our centers in response to any changes in economic or other conditions is limited. If we want to sell a center, there can be no assurance that we will be able to dispose of it in the desired time period or that the sales price will exceed the cost of our investment.

Properties have been in the past and may be in the future subject to impairment charges, which can adversely affect our financial results.

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

In recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, one of our centers has an estimated fair value significantly less than its recorded carrying value of approximately $111.1 million. However, based on our current plan with respect to that center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

We face competition for the acquisition and development of centers, and we may not be able to complete acquisitions or developments that we have identified.

We intend to grow our business in part through acquisitions and new developments. We compete with institutional pension funds, private equity investors, other REITs, small owners of outlet centers, specialty stores and others who are engaged in the acquisition, development or ownership of centers and stores. These competitors may succeed in acquiring or developing centers themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirers because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. If we pay higher prices for centers, our profitability may be reduced. We may also have to accept less favorable terms to acquire a center. For example, we may acquire assets subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for the remediation of undisclosed environmental contamination; claims by tenants, vendors, or other persons dealing with the former owners of the assets; and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the assets. Also, once we have identified potential acquisitions, such acquisitions are subject to the successful completion of due diligence, the negotiation of definitive agreements and the satisfaction of customary closing conditions. We cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied. The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, our ability to pay dividends to our shareholders, the market price of our common shares, and our ability to satisfy our debt service obligations.

We may be subject to environmental regulation.

Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property and may be responsible for paying for the disposal or treatment of hazardous or toxic substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to pay dividends to shareholders.

We may incur significant costs to comply with the Americans With Disabilities Act and fire, safety and other regulations.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that could adversely affect our cash flows. Compliance with the Americans with Disabilities Act (the “ADA”) requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government, awards of damages to private litigants, or both. While the tenants to whom our portfolio is leased are obligated to comply with ADA provisions, within their leased premises, we are required to comply with ADA requirements within the common areas of the properties in our portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. In addition, we are required to operate the properties in compliance with fire and safety regulations and applicable building codes, as they may be adopted by governmental agencies and bodies and become applicable to our portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements and to comply with the provisions of the ADA. The resulting expenditures and restrictions could have a material adverse effect on our financial condition and operating results.

Risks Related to our Business

Conditions that adversely affect the general retail environment could materially and adversely affect us

Our primary source of revenue is derived from retail tenants, which means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

•domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income as well as from actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, and civil unrest and terrorism;

•levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;

•supply chain disruptions and labor shortages;

•consumer perceptions of the safety, convenience and attractiveness of our centers, including due to a heightened level of concern in public places due to risks associated with the transmission of disease, random acts of violence or consumer perception of increased risk of criminal activity;

•the impact on our retail tenants and demand for retail space at our centers from the increasing use of the Internet by retailers and consumers, which accelerated during the COVID-19 pandemic;

•the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;

•the willingness of retailers to lease space in our properties at attractive rents, or at all;

•changes in applicable laws and regulations, including tax, environmental, safety and zoning;

•changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;

•increased costs of maintenance, insurance and operations (including real estate taxes); and

•epidemics, pandemics or other public health crises, like the COVID-19 pandemic, and the governmental reaction thereto.

To the extent that any or a portion of these conditions occur, they are likely to impact the retail industry, our retail tenants, the emergence of new tenants, the demand for retail space, market rents and rent growth, the vacancy levels at our properties, the value of our properties, which could directly or indirectly materially and adversely affect our financial condition, operating results and overall asset value. Additionally, a portion of our lease income is derived from overage rents based on sales over a stated base amount that directly depend on the sales volume of our retail tenants. Accordingly, declines in our tenants’ sales performance could reduce the income produced by our properties. Over time, declines in our tenants’ sales performance can also negatively impact our ability to sign new and renewal leases at desired rents.

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

Our operations are subject to the results of operations of our retail tenants. As noted above, a portion of our rental revenues are derived from percentage rents that directly depend on the sales volume of certain tenants.

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have voluntarily closed all or certain of their stores in recent years. The bankruptcy of a major tenant or number of tenants may result in the closing of certain affected stores or reduction of rent for stores that remain operating. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, as amended, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such tenant for uncollectible future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease.

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has remained stable at 97% at December 31, 2023 and 2022, respectively. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Re-leasing this space may take longer than our historical experience. In addition, we may be unable to replace the space at equal or greater rent, and/or we may incur significant tenant allowances to induce tenants to enter into leases. As such, the closings of a significant amount of stores could have a material adverse effect on our results of operations and could result in a lower level of funds for distribution to our shareholders.

Significant inflation could negatively impact our business.

Substantial inflationary pressures can adversely affect us by increasing the costs of materials, labor and other costs needed to operate our business. Higher construction costs could adversely impact our investments in real estate assets and our expected yields on development projects. The majority of our leases are negotiated to provide for inflation-based contractual rent increases or periodic fixed contractual rent increases and percentage rents. However, if we are unable to increase our rental prices to offset the effects of inflation, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, interest rate increases enacted to combat inflation have caused market disruption and could prevent us from acquiring or disposing of assets on favorable terms.

Inflation may also cause increased volatility in financial markets, which could affect our ability to access the capital markets or impact the cost or timing at which we are able to do so. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs, which will adversely affect our cash flows.

There is no guarantee that we will be able to mitigate the effects of inflation and related impacts, and the duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.

Certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in our best interests and our shareholders' interests.

We own partial interests in centers with various joint venture partners. The approval or consent of the other members of these joint ventures is required before we may sell, finance, expand or make other significant changes in the operations of these properties. We also may not have control over certain major decisions, including approval of the annual operating budgets, selection or termination of the property management company, leasing and the timing and amount of distributions, which could result in decisions that do not fully reflect our interests. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, property management, on-going operations, financing (for example, decisions as to whether to refinance or obtain financing, when and whether to pay down principal of any loan and whether and how to cure any defaults under loan documents) or other similar transactions with respect to such properties.

Further, these investments, and other future similar investments, could involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. If one of our partners or other owners in these investments were to become bankrupt, we may be precluded from taking certain actions regarding our investments without prior court approval, which at a minimum may delay the actions we would or might want to take.

Disputes between us and partners or other owners might result in litigation or arbitration that could increase our expenses and prevent us from focusing our time and efforts on our business. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our partners or other owners.

We face risks associated with climate change and severe weather.

To the extent climate change causes changes in weather patterns, our properties in certain markets could experience, among other impacts, severe weather, rising sea levels and other natural disasters. Approximately, 42% of the square footage of our consolidated portfolio are located in coastal areas, which are at risk to be impacted by storms intensity and 14% of the square footage of our consolidated portfolio are in areas that are at risk to be impacted by rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Changes in federal, state, and local legislation and regulation based on concerns about climate change, including compliance with “green” building codes, could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) or increased taxes and fees assessed on us or our properties, and in our and our tenants’ increased compliance and other costs, without a corresponding increase in revenue, which may result in adverse impacts to our and our tenants’ operating results. There can be no assurance that climate change and severe weather, or the potential impacts of these events on our tenants, will not have a material adverse effect on our properties, operations, or business.

An uninsured loss or a loss that exceeds our insurance policies on our centers or the insurance policies of our tenants could subject us to lost capital and revenue on those centers.

Some of the risks to which our centers are subject, including risks of terrorist attacks, war, earthquakes, hurricanes and other natural disasters, are not insurable or may not be insurable in the future. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the insurance policies noted above or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in and anticipated revenue from one or more of our centers, which could adversely affect our results of operations and financial condition, as well as our ability to pay dividends to our shareholders.

Under the terms and conditions of our leases, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons and contamination of air, water, land or property, on or off the premises, due to activities conducted in the leased space, except for claims arising from negligence or intentional misconduct by us or our agents. Additionally, tenants generally are required, at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies acceptable to us. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the leased space. All of these policies may involve substantial deductibles and certain exclusions. Therefore, an uninsured loss or loss that exceeds the insurance policies of our tenants could also subject us to lost capital and revenue. We cannot predict the future availability of insurance coverage against any risk of loss. Insurance companies may discontinue coverage for certain risks, or, if offered, such coverage may become excessively expensive.

Our Canadian investments may subject us to different or greater risk from those associated with our domestic operations.

As of December 31, 2023, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in two centers located in Canada. Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

The Company's operations are conducted by the Operating Partnership, and the Company's only significant asset is its interest in the Operating Partnership. As a result, the Company depends upon distributions or other payments from the Operating Partnership in order to meet its financial obligations, including its obligations under any guarantees or to pay dividends to its common shareholders. As a result, these obligations are effectively subordinated to existing and future liabilities of the Operating Partnership. The Operating Partnership is a party to loan agreements with various bank lenders that require the Operating Partnership to comply with various financial and other covenants before it may make distributions to the Company. Although the Operating Partnership presently is in compliance with these covenants, there is no assurance that the Operating Partnership will continue to be in compliance and that it will be able to make distributions to the Company.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire and develop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public debt and/or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt and/or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stakeholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2023, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $10.0 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise.

Adverse changes in our credit ratings could negatively affect our financing ability.

Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain and/or improve our current credit ratings. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which in turn would have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity.

Our interest rate hedging arrangements may not effectively limit our interest rate risk exposure.

As of December 31, 2023, we had approximately $389.7 million of outstanding indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. As of December 31, 2023, we had interest rate hedging agreements in place for $300.0 million of variable rate cash flows which expired on February 1, 2024. In addition, we had $325.0 million of forward starting interest rate swap agreements as of December 31, 2023, which became effective on February 1, 2024. We manage our exposure to interest rate risk by periodically entering into interest rate hedging agreements to effectively fix a portion of our variable rate debt. Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including that a counterparty to a hedging arrangement may fail to honor its obligations. We enter into swaps that are exempt from the requirements of central clearing and/or trading on a designated contract market or swap execution facility pursuant to the applicable regulations and rules, and thus there may be more counterparty risk relative to others who do not utilize such exemption. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to a variety of factors, many of which are beyond our control, including, but not limited to:

•    the availability and cost of debt and/or equity capital;

•    the condition of our balance sheet;

•    actual or anticipated capital requirements;

•    the condition of the financial and banking industries;

•    actual or anticipated variations in our quarterly operating results or dividends;

•    the amount and timing of debt maturities and other contractual obligations;

•    changes in our net income, funds from operations, or guidance;

•    the publication of research reports and articles (or false or misleading information) about us, our tenants, the real estate industry, or the retail industry;

•    the general reputation of REITs and the attractiveness of their equity securities in comparison to other debt or equity securities (including securities issued by other real estate-based companies);

•    general stock and bond market conditions, including changes in interest rates on fixed-income securities, that may lead prospective shareholders to demand a higher annual yield from future dividends;

•    changes in our analyst ratings;

•    changes in our corporate credit ratings or credit ratings of our debt or other securities;

•    changes in market valuations of similar companies;

•    adverse market reaction to any additional debt we incur or equity we raise in the future;

•    additions, departures, or other announcements regarding our key management personnel and/or the Board;

•    actions by institutional shareholders;

•    speculation in the press or investment community;

•    short selling of our common shares;

•    the publication or dissemination of opinions, characterizations, or disinformation that are intended to create negative market momentum, including through the use of social media;

•    risks associated with generative artificial intelligence tools and large language models and the conclusions that these tools and models may draw about our business and prospects in connection with the dissemination of negative opinions, characterizations, or disinformation;

•    terrorist activity adversely affecting the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•    government regulatory action and changes in tax laws;

•    fiscal policies or inaction at the U.S. federal government level that may lead to federal government shutdowns or negative impacts on the U.S. economy;

•    fluctuations due to general market volatility;

•    disruptions in the banking sector or failures of financial institutions that we or our tenants may or may not have business relationships with;

•    global market factors adversely affecting the U.S. and Canadian economic and political environments;

•    general market and economic conditions; and

•    the realization of any of the other risk factors included in this annual report on Form 10-K.

These factors may cause the market price of our common shares to decline, regardless of our financial condition, results of operations, business, or prospects.

Risks Related to Federal Income Tax Laws

If we fail to qualify as a REIT, our operations and distributions to shareholders would be adversely affected.

We have elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. We believe that we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). However, there can be no assurance that we have qualified or will continue to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•we would not be allowed to deduct our distributions to shareholders when computing our taxable income;

•we would be subject to federal income tax on our taxable income at regular corporate rates;

•for tax years beginning after December 31, 2022, we could also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, such as the nondeductible one percent excise tax on certain stock repurchases;

•we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•our cash available for distributions to shareholders would be reduced; and

•we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

We may need to incur additional borrowings to meet the REIT minimum distribution requirement and to avoid excise tax.

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our shareholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so. We may need to borrow funds to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and per share trading price of our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT's net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, or is held through a taxable REIT subsidiary, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction does not constitute "gross income" for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

For non-corporate taxpayers the maximum tax rate applicable to “qualified dividend income” paid by regular C corporations to U.S. shareholders generally is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual shareholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

We cannot predict whether, when, or to what extent any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

General Risks

Cyber-attacks or acts of cyber-terrorism could disrupt our or our third-party providers' business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Our information technology systems may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. While we maintain some of our own critical information technology systems, we also depend on third-party providers for important information technology software, products and services relating to several key business functions, such as payroll, electronic communications and certain accounting and finance functions, among others. Many of these providers have likewise experienced and expect to continue to experience cyberattacks and other security incidents.

A security compromise of our or our critical providers' information technology systems or business operations could occur through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization, due to malicious conduct, human error, negligence, and social engineering, as well as due to bugs, coding misconfigurations or other software vulnerabilities. Like many companies, we have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our centers and other business processes. Disruption of those systems, for example, due to ransomware, could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been attacked, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs of remediation and compliance (particularly in light of increased regulation of corporate data privacy and cybersecurity practices) and expose us to material legal claims and liability by private litigants (including class actions) and regulatory agencies. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could also be adversely affected.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive data. While we have implemented security measures designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risks, there can be no assurance that these measures will be effective. We take steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

We also have policies and procedures in place for the identification of cybersecurity incidents and technology vulnerabilities, and their timely elevation to executive management for remediation. Additionally, we take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Undetected and/or unremediated critical vulnerabilities that are exploited could pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Moreover, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems, which in turn may impact our business and operations. We expect the frequency and intensity of cyberattacks to escalate in the future, particularly as threat actors become more sophisticated, for example, by deploying tools and techniques that are specifically designed to circumvent controls, to evade detection, and even to remove or obfuscate forensic evidence, all of which impedes our ability to detect, identify, investigate and remediate against cyberattacks. Continued remote and hybrid working arrangements also present additional cybersecurity risks given the prevalence of social engineering and vulnerabilities that are inherent in many non-corporate and home networks.

It may not always be possible to anticipate, detect, or recognize threats to our systems, or to implement effective preventive measures against all security incidents. We may not be able to immediately address the consequences of a security incident. A successful breach of our computer systems, software, networks, or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

•    the breadth of our operations and the high volume of transactions that our systems process;

•    the wide breadth of software required to run our business, and the increase in supply chain attacks by advanced persistent threats;

•    the large number of our business partners;

•    the frequency and wide variety of sources from which a cyberattack can originate;

•    the severity of cyberattacks; and

•    the proliferation and increasing sophistication and types of cyberattacks.

Furthermore, the extent of a particular cyberattack and the steps that we may need to take to investigate the attack may not be immediately clear. Therefore, in the event of an attack, it may take a significant amount of time before such an investigation can be completed. During an investigation, we may not necessarily know the extent of the damage incurred or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, which could further increase the costs and consequences of a cyberattack. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such disclosure requirements could lead to adverse consequences.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive information of the Company or our tenants could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence technologies.

Even if we are not targeted directly, cyberattacks on the U.S. or Canadian governments, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties upon which we rely, may occur, and such events could disrupt our normal business operations and networks in the future.

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

An increased focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. In addition, the SEC is currently evaluating potential rule making that could mandate additional ESG disclosure and impose other requirements on us. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our shares, which could adversely impact our share price.

Our success depends, in part, on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, including our CEO, some of whom operate without the existence of employment agreements or similar employment and severance arrangements. Many of our senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities and partnering with tenants. Our ability to attract, retain and motivate talented employees, and develop talent internally, could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract, retain and/or develop other highly qualified individuals for these positions in the future. Additionally, the compensation and benefits packages we may need to offer to remain competitive for these individuals could increase the cost of replacement and retention. Losing any one or more of these persons could adversely affect our business, disrupt short-term operational performance, diminish our opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and others, which could have a material adverse effect on us.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the SEC for either the Company or the Operating Partnership.

ITEM 1C.    CYBERSECURITY

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our tenant relationships, for internal communications, for accounting to operate our record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our technology department continuously identifies, evaluates and manages material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and tenant data in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties include regular monitoring, threat assessments, and consultation on security enhancements. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company or the Operating Partnership, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this Annual Report, including the risk factor entitled “Cyber-attacks or acts of cyber-terrorism could disrupt our or our third-party providers' business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information”, for additional discussion about cybersecurity-related risks.

Governance

The Board is focused on the critical nature of managing risks associated with cybersecurity threats. The Board has delegated to its Audit Committee oversight of management's processes for identifying and mitigating risks, including cybersecurity-related risks, to help align our risk exposure with our strategic objectives.

Board of Directors Oversight

The Audit Committee of the Board oversees our annual enterprise risk assessment, where we assess key material risks within our Company, including technology risks and cybersecurity threats. The Audit Committee engages in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. These discussions include the Company’s risk assessment and risk management policies.

Management’s Role Managing Risk

Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management ("ERM") process. Cybersecurity related risks are included in the population that the ERM function evaluates to assess the top risks to the enterprise on a quarterly basis. To the extent the ERM process identifies a heightened cybersecurity related risk, management develops risk mitigation plans to minimize the risk. The ERM annual risk assessment is presented to the Audit Committee of the Board.

Monitor Cybersecurity Incidents

The Senior Vice President of Information Technology ("SVP IT") is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The SVP IT implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we believe we have a well-defined incident response plan governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident.

Depending on the nature and severity of an incident, this process provides for evaluation by an executive management group to determine if the incident is material to us by evaluating the impact on our financial condition, reputation and potential litigation risk and regulatory impact. The management group is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Accounting Officer and the SVP IT to determine if escalation is necessary by the Chief Executive Officer to the Board (specifically our Lead Independent Director and the Audit Committee Chair).

Reporting to Board of Directors

The SVP IT plays a pivotal role in informing the Audit Committee on cybersecurity-related risks. The Audit Committee holds quarterly meetings and the SVP IT provides periodic reports, on at least a quarterly basis, to the Audit Committee.

These reports cover a broad range of topics, including:

•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards

The SVP IT regularly informs our executive management group of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity environment and potential risks facing us. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit Committee, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

As of the date of this Annual Report, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

ITEM 2.PROPERTIES

As of December 31, 2023, our consolidated portfolio consisted of 31 outlet centers and one open-air lifestyle center, totaling 12.7 million square feet located in 18 states. We own interests in six other outlet centers totaling approximately 2.1 million square feet through unconsolidated joint ventures, including two outlet centers located in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name. Our consolidated centers range in size from 181,687 to 739,148 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

We believe that our centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. No property comprises more than 10% or more of our consolidated total assets as of December 31, 2023. Our asset in Deer Park represented more than 10% of our consolidated total assets in 2022. With the addition of Nashville, Asheville and Huntsville, Deer Park's total assets now fall below 10% of our consoliated total assets. No property comprises more than 10% of our consolidated revenues for the year ended December 31, 2023.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2023, of the 32 centers in our consolidated portfolio, we own the land underlying 26 and have ground leases on all or a portion of six centers. The following table sets forth information about such land leases:

Center	Acres	Expiration	Expiration including renewal terms at our option
Myrtle Beach Hwy 17, SC	40.0	2027	2096
Atlantic City, NJ	21.3	2100	2101
Sevierville, TN	43.6	2086	2086
Riverhead, NY	47.0	2024	2039
Mashantucket, CT (Foxwoods)	8.1	2039	2089
Rehoboth Beach, DE	2.7	2044	2064

Generally, our leases with our center tenants typically have an initial term that ranges from 5 to 10 years and provide for the payment of fixed monthly rent in advance. There are often contractual base rent increases during the initial term of the lease. In addition, the rental payments are customarily subject to upward adjustments based upon tenant sales volume. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in operating expenses resulting from inflation.

The following table summarizes certain information with respect to our consolidated centers as of December 31, 2023:

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	5	1,605,812	13
New York	2	1,468,428	12
Alabama	2	1,205,760	9
Georgia	3	1,140,579	9
Pennsylvania	3	999,762	8
Texas	2	823,650	6
Tennessee	2	740,624	6
North Carolina	2	701,362	5
Michigan	2	671,571	5
Delaware	1	547,937	4
New Jersey	1	484,748	4
Arizona	1	410,753	3
Florida	1	351,691	3
Missouri	1	329,861	3
Mississippi	1	324,801	3
Louisiana	1	321,066	3
Connecticut	1	311,229	2
New Hampshire	1	250,558	2
Total	32	12,690,192	100

The following table summarizes certain information with respect to our consolidated centers in which we have an ownership interest as of December 31, 2023. Except as noted, all properties are fully owned:

Location	Legal Ownership %	Square Feet (4)	% Occupied (4)
Consolidated Centers
Deer Park, New York	100	739,148	100
Riverhead, New York (1)	100	729,280	94
Huntsville, Alabama	100	651,024	88
Foley, Alabama	100	554,736	97
Rehoboth Beach, Delaware (1)	100	547,937	99
Atlantic City, New Jersey (1) (3)	100	484,748	89
San Marcos, Texas	100	471,816	98
Sevierville, Tennessee (1)	100	449,968	100
Savannah, Georgia	100	448,089	99
Myrtle Beach Hwy 501, South Carolina	100	426,523	99
Glendale, Arizona (Westgate)	100	410,753	100
Myrtle Beach Hwy 17, South Carolina (1)	100	404,710	100
Charleston, South Carolina	100	386,328	100
Asheville, North Carolina	100	381,600	96
Lancaster, Pennsylvania	100	376,203	100
Pittsburgh, Pennsylvania	100	373,863	100
Commerce, Georgia	100	371,408	100
Grand Rapids, Michigan	100	357,133	98
Fort Worth, Texas	100	351,834	100
Daytona Beach, Florida	100	351,691	100
Branson, Missouri	100	329,861	100
Southaven, Mississippi (2) (3)	50	324,801	100
Locust Grove, Georgia	100	321,082	100
Gonzales, Louisiana	100	321,066	100
Mebane, North Carolina	100	319,762	100
Howell, Michigan	100	314,438	86
Mashantucket, Connecticut (Foxwoods) (1)	100	311,229	89
Nashville, Tennessee	100	290,656	97
Tilton, New Hampshire	100	250,558	92
Hershey, Pennsylvania	100	249,696	100
Hilton Head II, South Carolina	100	206,564	100
Hilton Head I, South Carolina	100	181,687	100
Total		12,690,192	97	(5)
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 8 and 9 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.
(5)Total excludes the Nashville, TN center which opened in October 2023 and has yet to stabilize.

Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte, North Carolina (1)	50	398,726	99
Ottawa, Ontario	50	357,213	96
Columbus, Ohio (1)	50	355,245	99
Texas City, Texas (Galveston/Houston) (1)	50	352,705	99
National Harbor, Maryland (1)	50	341,156	99
Cookstown, Ontario	50	307,883	98
Total		2,112,928	98
(1)Property encumbered by mortgage. See Note 6 to the consolidated financial statements for further details of our joint ventures' debt obligations.

Location	Square Feet
Managed Properties
Palm Beach, Florida	758,156

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated centers:

	2023	2022	2021	2020 (2)	2019
Occupancy	97%	97%	95%	92%	97%
Average annual base rent per square foot	$26.07	$25.25	$23.79	$21.10	$25.35
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by United States Generally Accepted Accounting Principles ("GAAP") and the effects of inducements and rent concessions divided by the weighted average total square feet of the consolidated portfolio. Average annual base rent excludes common area maintenance and reimbursements.
(2)The decline in the average annual base rent per square foot in 2020 compared to previous years reflects the decline in occupancy from 97% in 2019 to 92% in 2020 and rent modifications primarily due to a number of tenants filing bankruptcy during 2020.

Lease Expirations

The following table sets forth, as of December 31, 2023, scheduled lease expirations for our consolidated centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2024	453	2,117	$28.34	$60,002	19
2025	429	2,152	27.68	59,571	19
2026	358	1,654	29.58	48,935	15
2027	253	1,346	31.23	42,049	13
2028	254	1,582	28.09	44,445	14
2029	102	407	35.23	14,350	5
2030	66	395	32.70	12,922	4
2031	31	213	26.06	5,545	2
2032	62	465	27.11	12,610	4
2033	64	263	36.64	9,619	3
2034 and after	35	197	35.46	6,998	2
	2,107	10,791	$29.38	$317,046	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, vacant space, leases that have turned over but are not open, and temporary leases, totaling in the aggregate approximately 1.9 million square feet of our consolidated centers.
(2)Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents that are based on a percentage of gross sales in lieu of fixed contractual rents and ground lease rents.

Changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases or renewals of existing leases will increase from current levels, if at all.

Expiring leases

The following table sets forth information regarding the expiring leases for our consolidated centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year (1)	Square Feet (in 000's)	% of Total Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2023	1,766	17	1,642	93
2022	1,968	17	1,559	79
2021	1,728	15	1,359	79
2020	1,526	13	1,096	72
2019	1,320	11	1,020	81
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

The following table sets forth leasing activity for each of the calendar years for comparable space for executed leases for consolidated centers.(1)

	Renewals of Existing Leases			Stores Re-leased to New Tenants
		Initial Rent (2)			Initial Rent (2)
		($ per sq. ft.)			($ per sq. ft.)
Year	Square Feet (in 000's)	New	Rent Spread %(3)	Square Feet (in 000's)	New	Rent Spread %(3)
2023	1,711	$37.78	12	157	$46.58	37
2022	1,693	$30.72	9	122	$43.47	28
2021	978	$31.08	—	192	$29.27	(4)
2020	1,077	$22.90	(8)	91	$30.02	(5)
2019	967	$25.36	(7)	385	$28.34	(21)
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

Occupancy Costs

We believe that our ratio of average tenant occupancy cost (which includes base rent, common area maintenance, real estate taxes, insurance, advertising and promotions) to average sales per square foot is one of the lowest in the retail industry. The following table sets forth for tenants that report sales, for each of the last five calendar years, tenant occupancy costs per square foot as a percentage of reported tenant sales per square foot for our consolidated centers:

Year	Occupancy Costs as a % of Tenant Sales
2023	9.3
2022	8.6
2021	8.1
2020	N/A (1)
2019	10.0
(1)As a result of the COVID-19 pandemic, retailers' stores were closed for much of the second quarter of 2020 due to mandates by order of local and state authorities. Given the fewer than twelve months of sales reported by our tenants for 2020, an average tenant occupancy cost is not provided for this period.

As of December 31, 2023, our occupancy cost ratio increased to 9.3%. The increase from 2022 predominantly relates to higher tenant occupancy costs.

Tenants

The following table sets forth certain information for our consolidated centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2023 (1) :

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Athleta, Banana Republic, Gap, Old Navy	90	949,229	7.5%	5.7%
SPARC Group	Aéropostale, Boardriders Outlet, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brands, Nautica, Reebok, Vince, Volcom	94	550,322	4.3%	3.9%
KnitWell Group LLC; Lane Bryant Brands Opco LLC	Ann Taylor, Lane Bryant, LOFT, Talbots	79	418,633	3.3%	3.5%
Under Armour, Inc.	Under Armour, Under Armour Kids	31	280,232	2.2%	3.2%
Tapestry, Inc.	Coach, Kate Spade	51	239,312	1.9%	3.2%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters, Offline by Aerie	48	318,394	2.5%	3.1%
PVH Corp.	Calvin Klein, Tommy Hilfiger	37	282,975	2.2%	2.7%
Nike, Inc.	Converse, Nike	32	397,580	3.1%	2.5%
Signet Jewelers Limited	Banter by Piercing Pagoda, Jared, Kay Jewelers, Zales	52	112,473	0.9%	2.2%
Columbia Sportswear Company	Columbia Sportswear	23	178,334	1.4%	2.1%
Carter’s, Inc.	Carter's, OshKosh B'gosh	41	180,420	1.4%	2.0%
Capri Holdings Limited	Michael Kors, Michael Kors Men’s	28	142,986	1.1%	1.9%
Luxottica Group S.p.A.	Lenscrafters, Oakley, Sunglass Hut	62	98,282	0.8%	1.9%
Skechers USA, Inc.	Skechers	29	160,163	1.3%	1.8%
Rack Room Shoes, Inc.	Off Broadway Shoes, Rack Room Shoes	25	178,348	1.4%	1.7%
Hanesbrands Inc.	Champion, Hanesbrands, Maidenform	34	166,204	1.3%	1.7%
Express Inc.	Express Factory	26	182,114	1.4%	1.7%
V. F. Corporation	Dickies, The North Face, Timberland, Vans	28	149,287	1.2%	1.7%
Adidas AG	Adidas	24	170,501	1.3%	1.6%
Levi Strauss & Co.	Levi's	29	121,946	1.0%	1.6%
Chico’s, FAS Inc.	Chicos, Soma Intimates, White House/Black Market	37	109,369	0.9%	1.6%
H & M Hennes & Mauritz LP.	H&M	19	406,125	3.2%	1.5%
Ralph Lauren Corporation	Polo Children, Polo Ralph Lauren, Polo Ralph Lauren Big & Tall	31	352,490	2.8%	1.5%
Caleres Inc.	Famous Footwear	25	148,489	1.2%	1.3%
Rue 21, LLC	Rue 21	19	114,559	0.9%	1.3%
Total of Top 25 tenants		994	6,408,767	50.5%	56.9%
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, leases that have turned over but are not open and temporary leases. Includes all retail concepts of each tenant group for consolidated centers; tenant groups are determined based on leasing relationships.
(2)Annualized base rent is defined as the minimum monthly payments due as of the end of the reporting period annualized, excluding periodic contractual fixed increases. Includes rents that are based on a percentage of gross sales in lieu of fixed contractual rents and ground lease rents.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT THE EXECUTIVE OFFICERS OF TANGER INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

NAME	AGE	POSITION
Stephen J. Yalof	61	Director, President and Chief Executive Officer
Michael J. Bilerman	48	Executive Vice President - Chief Financial Officer and Chief Investment Officer
Leslie A. Swanson	53	Executive Vice President - Chief Operating Officer
Jessica K. Norman	41	Executive Vice President - General Counsel and Secretary
Justin C. Stein	44	Executive Vice President - Leasing

The following is a biographical summary of the experience of our executive officers:

Stephen J. Yalof. Mr. Yalof has served as a director of the Company since July 2020, and as President and Chief Executive Officer since January 2021. Mr. Yalof joined the Company in April 2020 as President and Chief Operating Officer, bringing with him over 25 years of experience in the commercial real estate industry, primarily in the retail space. Prior to joining the Company, Mr. Yalof spent six years as the Chief Executive Officer of Simon Premium Outlets of the Simon Property Group, Inc., a commercial real estate company and mall operator, from September 2014 to April 2020, where he drove forward the expansion and development of their real estate portfolio. He previously served as Senior Vice President of Real Estate for Ralph Lauren Corporation and Senior Director of Real Estate for The Gap, Inc. Mr. Yalof serves as a Trustee of the International Council of Shopping Centers (ICSC), as well as on the advisory boards of HeadCount and the Center for Real Estate & Urban Analysis (CREUA) at George Washington University, his alma mater, where he earned a B.S. in Business Administration.

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

Leslie A. Swanson. Ms. Swanson was named Executive Vice President – Chief Operating Officer in December 2021. She joined the Company in October 2020 as Executive Vice President of Operations. Since that time, she has led a corporate and field organization, implementing practices that cultivate corporate growth and fostering a people-first approach to culture. Her focus on asset management and corporate operating procedures has enabled the Company to create new revenue levers that complement its core business, strengthening revenue generation and operating capacities at all levels. Respected as a thought leader in the industry, Ms. Swanson has more than three decades of experience in shopping center operations, management and marketing. Prior to joining the Company, she spent the majority of her career with Simon Premium Outlets, most recently as Executive Vice President of Property Management guiding eight straight years of NOI growth. She is a graduate of Illinois State University, where she earned her Bachelor of Arts and Science degree in Public Relations and Organizational Communication Psychology.

Jessica K. Norman. Ms. Norman joined the Company in September 2023 as Executive Vice President - General Counsel and Secretary. Prior to joining the Company, she served as Chief Legal Officer of Independence Realty Trust ("IRT"), a publicly traded REIT that owns and operates multifamily apartment properties across non-gateway U.S. markets. Prior to joining IRT in 2016, she served for two years as Managing Director, Corporate Counsel for IRT's external advisor, RAIT Financial Trust, where she was primarily responsible for overseeing legal matters affecting IRT. Since 2021, Ms. Norman has also served as a board member and co-chair for the Nominating and Governance Committee for the Ronald McDonald House Charities® of the Philadelphia Region, which supports families on their children's medical journeys with a community of comfort and hope. Ms. Norman holds a Bachelor of Science in Business and Economics from the University of Pittsburgh, as well as a Juris Doctorate and a Master of Business Administration from Temple University.

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

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tanger Inc. Market Information

The Company's common shares commenced trading on the New York Stock Exchange on May 28, 1993, and are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 1, 2024, there were approximately 337 common shareholders of record.

Share Repurchases

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares subsequent to the authorization of the repurchase plan in May 2023. The remaining amount authorized to be repurchased under the program as of December 31, 2023 was $100.0 million.

The following table summarizes our common share repurchases for the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2023 to October 31, 2023	—	$—	—	$100.0
November 1, 2023 to November 30, 2023	—	—	—	100.0
December 1, 2023 to December 31, 2023	—	—	—	100.0
Total	—	$—	—	$100.0

For certain restricted common shares that vested during the three months ended December 31, 2023, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 11,736 for the three months ended December 31, 2023.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the debt agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. During the years ended 2023 and 2022, the Company paid dividends aggregating $0.97 and $0.8025 per share, respectively. On January 17, 2024, the Board declared a quarterly dividend of $0.26 per share, which were paid on February 15, 2024. The Board continues to evaluate the potential for future dividend payments on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2023 tax year.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is set forth in Part III, Item 12 of this Annual Report.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following share price performance chart compares our performance to an index of U.S. equity REITs and an index of U.S. retail REITs, both prepared by S&P Global Market Intelligence.

Equity REITs are defined as those that derive more than 75% of their income from equity investments in real estate assets. The Dow Jones U.S. Real Estate Retail index is designed to track the performance of REITs and other companies that invest directly or indirectly in real estate through development, management, or ownership, including property agencies.

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2023, is not necessarily indicative of future results.

Tanger Inc.
Total Return Performance
Index Value
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Tanger Inc.
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Retail Index
S&P 500 Index

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Tanger Inc.	100.00	78.67	57.21	115.32	112.66	182.58
Dow Jones Equity All REIT Index	100.00	128.74	122.57	173.07	129.79	144.46
Dow Jones U.S. Real Estate Retail Index	100.00	105.79	67.47	105.75	91.16	100.72
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2023, the Company and its wholly-owned subsidiary, Tanger LP Trust, owned 108,793,251 units of the Operating Partnership and the Non-Company LPs owned 4,707,958 Class A limited partnership units of the Operating Partnership. We made distributions per common unit during the year ended 2023 as follows:

2023
First Quarter	$0.2200
Second Quarter	0.2450
Third Quarter	0.2450
Fourth Quarter	0.2600
Distributions per unit	$0.9700

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of December 31, 2023, we had 31 consolidated centers and one open-air lifestyle center in 18 states totaling 12.7 million square feet. We also had 6 unconsolidated centers totaling 2.1 million square feet, including 2 outlet centers located in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that impacted our results of operations and liquidity from January 1, 2021 to December 31, 2023:

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet (in thousands)	Number of Centers	Square Feet (in thousands)	Number of Centers	Square Feet (in thousands)	Number of Centers
As of December 31, 2020		11,873	31	2,212	7	—	—
Dispositions:
Jeffersonville, Ohio	First Quarter	(412)	(1)	—	—	—	—
Saint Sauveur, Quebec	First Quarter	—	—	(99)	(1)	—	—
Other		(8)	—	—	—	—	—
As of December 31, 2021		11,453	30	2,113	6	—	—
Dispositions:
Blowing Rock, North Carolina	Fourth Quarter	(104)	(1)	—	—	—	—
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	457	1
Other		4	—	—	—
As of December 31, 2022		11,353	29	2,113	6	457	1
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	301	1
Nashville, Tennessee	Fourth Quarter	291	1	—	—	—	—
Asheville, North Carolina	Fourth Quarter	382	1	—	—	—	—
Huntsville, Alabama	Fourth Quarter	651	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2023		12,690	32	2,113	6	758	2

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the years ended December 31, 2023 and 2022, respectively:

Comparable Space for Executed Leases (1) (2) (3)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2023	391	1,868	$38.52	14.2%	$5.81	3.41
2022	350	1,815	$31.58	10.1%	$2.22	3.67

Comparable and Non-Comparable Space for Executed Leases (1) (2) (3)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2023	461	2,131	$38.48	$10.23	3.79
2022	404	2,021	$32.08	$6.87	4.10
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
(3)Leasing activity for commenced leases, or leases for new stores that opened or renewals that began during the respective trailing twelve months ended December 31, were as follows:

Leasing Activity for Commenced Leases
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Comparable Space(2)
Total space
2023	306	1,596	$34.33	14.1%	$1.87	3.49
2022	295	1,449	$31.35	11.7%	$5.76	3.76
Comparable and Non-comparable Space(2)
Total space
2023	370	1,863	$34.23		$7.75	3.98
2022	344	1,644	$31.96		$13.64	4.18
(4)Represents average initial cash rent (base rent and CAM).
(5)Represents change in average initial and expiring cash rent (base rent and CAM).
(6)Tenant allowance includes other landlord costs.

Results of Operations

2023 Compared to 2022

Net income
Net income increased $18.1 million in the 2023 period to a net income of $103.9 million as compared to net income of $85.8 million for the 2022 period. The increase in net income is primarily due to the following:

•increase in average portfolio occupancy rate from 95% to 97%,
•higher property management and leasing responsibilities for two centers in Palm Beach, Florida,
•increase in other revenues from marketing partnership programs,
•higher investment income

•lower depreciation expense

These increases were partially offset by:

•lower termination fees,
•gain on sale of assets in the 2022 period of $3.2 million from the sale of our Blowing Rock, North Carolina center,
•higher general and administrative expenses in 2023

In the tables below, information set forth for properties disposed includes the Blowing Rock, NC center sold in December 2022. New developments and acquired properties relates to the Nashville, TN; Asheville, NC; and Huntsville, AL centers all of which were opened or acquired in the fourth quarter of 2023.

Rental Revenues
Rental revenues increased $17.5 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2023	2022	Increase/(Decrease)
Rental revenues from existing properties	$434,901	$419,139	$15,762
Rental revenues from new developments and acquired properties	5,950	—	5,950
Rental revenues from properties disposed	—	2,144	(2,144)
Straight-line rent adjustments	(2,229)	(1,689)	(540)
Lease termination fees	542	2,871	(2,329)
Amortization of above and below market rent adjustments, net	(275)	(1,046)	771
	$438,889	$421,419	$17,470
Rental revenues from existing properties increased primarily due to growth in occupancy and rental rates in 2023. Our average occupancy increased from 95% to 97% from 2022 to 2023. The 2022 period included significant termination rents from certain tenants. The 2023 period did not have termination rents at that level.

Management, Leasing and Other Services
Management, leasing and other services increased $1.5 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2023	2022	Increase/(Decrease)
Management and marketing	$3,165	$2,531	$634
Leasing and other fees	614	194	420
Expense reimbursements from unconsolidated joint ventures and managed properties	4,881	4,432	449
Total Fees	$8,660	$7,157	$1,503

Management, leasing and other service revenue increased in the 2023 period due to the addition of property management responsibilities for two centers in Palm Beach, Florida during 2022 and 2023.

Other Revenues
Other revenues increased $2.8 million in the 2023 period as compared to the 2022 period. The following table sets forth the changes in other revenues (in thousands):

	2023	2022	Increase/(Decrease)
Other revenues from existing properties	$16,171	$13,861	$2,310
Other revenues from new developments and acquired properties	687	—	687
Other revenues from property disposed	—	176	(176)
	$16,858	$14,037	$2,821

Other revenues from existing properties increased in the 2023 period due an increase in other revenue streams, such as EV charging, paid media, sponsorships and onsite signage, on a local and national level.

Property Operating Expenses
Property operating expenses increased $1.6 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2023	2022	Increase/(Decrease)
Property operating expenses from existing properties	$136,381	$137,428	$(1,047)
Property operating expenses from new developments and acquired properties	3,593	—	3,593
Property operating expenses from property disposed	—	962	(962)
Expenses related to unconsolidated joint ventures and managed properties	4,881	4,432	449
Other property operating expense	692	1,114	(422)
	$145,547	$143,936	$1,611

Property operating expenses at existing properties decreased in the 2023 period compared to the 2022 period primarily due to decreases in snow removal expense from a mild winter in 2023.

General and Administrative Expenses
General and administrative expenses increased $4.6 million in the 2023 period compared to the 2022 period. The 2023 period includes higher compensation costs due to the addition of certain executives and other key employees during 2022 and 2023 to drive operational and growth initiatives. In addition, the 2023 period includes increases in share-based compensation and other employee benefit costs. Finally, 2023 and 2022 includes executive compensation adjustments, totaling ($806,000) and $2.4 million, respectively.

Depreciation and Amortization
Depreciation and amortization expense decreased $3.0 million in the 2023 period compared to the 2022 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2022 period to the 2023 period (in thousands):

	2023	2022	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$104,000	$111,017	$(7,017)
Depreciation and amortization from new developments and acquired properties	4,889	—	4,889
Depreciation and amortization from disposed property	—	887	(887)
	$108,889	$111,904	$(3,015)

Depreciation and amortization expense from existing properties decreased as certain assets became fully depreciated during the 2022 and 2023 periods. In addition, during the year ended 2022, we changed our useful depreciable lives of our solar assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets that previously averaged 20 years were decreased to an average of ten years. The effect of this change in estimate was to increase 2022 depreciation expense by $4.4 million.

Interest Expense
Interest expense increased $1.0 million in the 2023 period compared to the 2022 period primarily because starting in the second quarter of 2022, interest rates began to rise significantly which impacted our debt that is based on variable rates. In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million, and the maturity date was extended to January 2027 plus a one-year extension option. Also, in October 2022, the Southaven, Mississippi consolidated joint venture amended and restated its variable interest rate secured term loan, increasing the outstanding balance to $51.7 million from
$40.1 million.

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

Gain on Sale of Assets
In December 2022, we sold a non-core center in Blowing Rock, North Carolina for net proceeds of $12.4 million, which resulted in a gain on sale of assets of $3.2 million.

Other Income (Expense)
Other income (expense) increased approximately $3.7 million in the 2023 period compared to the 2022 period, primarily due to higher returns on our cash and cash equivalents and short-term investments from opportunities available in the rising interest rate environment. This was partially offset by the 2022 period including a $2.4 million gain on sale of a non-real estate asset.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings (losses) of unconsolidated joint ventures decreased approximately $354,000 in the 2023 period compared to the 2022 period. The decrease is primarily due to the increase in variable interest rates which began in 2022 and continued through 2023 and negatively impacted two of our joint ventures, from the refinancing of those two joint ventures mortgages.

In June 2023, the Galveston/Houston joint venture completed the refinance of its mortgage. The new $58.0 million loan has a maturity date of June 2026 and an interest rate of Daily SOFR + 3.00%. In conjunction with this refinance, the joint venture entered into a $29.0 million interest rate swap agreement that fixes Daily SOFR at 4.44% until December 2025.

In September 2022, the Columbus joint venture completed the refinance of its existing $71.0 million mortgage with an interest rate of LIBOR + 1.85% which had a maturity date of November 2022. The refinanced mortgage remained $71.0 million but became a non-recourse loan with a maturity date in October 2032 and a fixed interest rate of 6.25%.

2022 Compared to 2021

For a discussion of our results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term, the "Company", refers only to Tanger Inc. on an unconsolidated basis, excluding the Operating Partnership.

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

We are a well-known seasoned issuer with a shelf registration that expires in December 2026, which allows us to register various unspecified classes of equity securities and the Operating Partnership to register various unspecified classes of debt securities. As circumstances warrant, we may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, develop new or existing properties, make acquisitions of properties or portfolios of properties, invest in existing or newly created joint ventures, or for general corporate purposes.

Our liquidity is dependent on the Operating Partnership's ability to make sufficient distributions to us. The Operating Partnership is a party to loan agreements with various bank lenders that require the Operating Partnership to comply with various financial and other covenants before it may make distributions to us. We also also guarantee some of the Operating Partnership's debt. If the Operating Partnership fails to fulfill its debt requirements, which would trigger our guarantee obligations, then we may be required to fulfill our cash payment commitments under such guarantees. However, our only material asset is our investment in the Operating Partnership.

We believe the Operating Partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to us and, in turn, for us to make dividend payments to our shareholders and to finance our continued operations, investment and growth strategy and additional expenses we expect to incur. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to us. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to us, which will in turn, adversely affect our ability to pay cash dividends to our shareholders.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code. In order for us to maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our taxable income. While historically we have satisfied this distribution requirement by making cash distributions to our shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our own shares.

For tax reporting purposes, we distributed approximately $101.0 million during 2023. If in any taxable year, we were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. We may need to continue to raise capital in the equity markets to fund the Operating Partnership's working capital needs, as well as potential developments of new or existing properties, acquisitions or investments in existing or newly created joint ventures.

We currently consolidate the Operating Partnership because we have (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. We do not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and we have guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because we consolidate the Operating Partnership, the section entitled "Liquidity and Capital Resources of the Operating Partnership" should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

Under our ATM Offering, which commenced in February 2021, and was reinstated with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million. We may sell the Common Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Common Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of Common Shares pursuant to the ATM Offering for working capital and general corporate purposes. As of December 31, 2023, we had approximately $220.1 million remaining available for sale under our ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	2023	2022	2021
Number of common shares settled during the period	3,494,919	—	10,009,263
Average price per share	$25.75	$—	$18.97
Aggregate gross proceeds (in thousands)	$89,986	$—	$189,868
Aggregate net proceeds after commissions and fees (in thousands)	$88,861	$—	$186,969

In May 2023, the Board authorized the repurchase of up to $100.0 million of our outstanding Common Shares through May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring Common Shares. We intend to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of our Common Shares under this authorization. We did not repurchase any Common Shares during the years ended December 31, 2023, 2022 and 2021. The remaining amount of Common Shares authorized to be repurchased under the program as of December 31, 2023 was $100.0 million.

In January 2024, the Board declared a $0.26 cash dividend per Common Share payable on February 15, 2024 to each shareholder of record on January 31, 2024, and a $0.26 cash distribution per general and limited partnership unit to the Operating Partnership's unitholders.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the years ended December 31, 2023 and 2022, respectively (in thousands):

	2023	2022	Change
Capital expenditures analysis:
New center developments and expansions (1)	$123,175	$39,967	$83,208
Renovations	10,688	369	10,319
Second generation tenant allowances (2)	12,516	9,336	3,180
Other capital expenditures (3)	51,275	39,137	12,138
	197,654	88,809	108,845
Conversion from accrual to cash basis	(9,458)	(11,499)	2,041
Additions to rental property-cash basis	$188,196	$77,310	$110,886
(1)New center developments and expansions in both periods primarily due to development costs at our site in Nashville, TN.
(2)In the 2023 and 2022 periods, second generation tenant allowances are presented net of $1.1 million and $1.5  million tenant allowance reversals respectively, which were the result of a lease modifications.
(3)The increase in other capital expenditures in 2023 was primarily related to our ongoing solar initiatives. Other capital expenditures includes capital expenditures related to recurring and value-enhancing capital activities.

We expect total capital expenditures for 2024 to be approximately $100.0 million as compared to capital expenditures of $188.2 million in 2023. The higher 2023 amount was driven primarily by the expenditures for our Nashville, TN development, which opened in October 2023. We expect to maintain sufficient liquidity to fund these capital expenditures.

Acquisitions
In November 2023, we acquired a 382,000-square-foot, open-air outlet center in Asheville, North Carolina for $70 million in an all-cash transaction. The established center is occupied by a diverse mix of brands that includes leading home furnishings providers as well as iconic apparel, footwear and accessories brands.

In addition, in November 2023, we acquired Bridge Street Town Centre, an 825,000-square-foot, open-air lifestyle center in Huntsville, Alabama for $193.5 million with cash. proceeds from our ATM program and amounts available under our unsecured lines of credit. The center comprises over 80 retail stores, restaurants, and entertainment venues and serves as the dominant shopping destination in the market.

Potential Future Developments, Acquisitions and Dispositions
As of the date of the filing of this Annual Report, we are not in the pre-development period for any potential new developments. We may use joint venture arrangements to develop potential sites. We expect to maintain sufficient liquidity to fund existing capital expenditures.

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

We intend to continue to grow our portfolio by developing, expanding or acquiring additional retail real estate assets. Future retail real estate assets may be wholly-owned by us, owned through joint ventures or partnership arrangements, or through management agreements. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or FFO. See the section "Non-GAAP Supplemental Earnings Measures" - "Funds From Operations" below for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or that is subject to a letter of intent may not be consummated, or if consummated, may not result in an increase in earnings or liquidity.

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop or acquire centers. As of December 31, 2023, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers located in Canada. See Note 6 to the Consolidated Financial Statements for details of our individual joint ventures, including, but not limited to, the carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests in the joint venture), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during the year ended 2024 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance all or portion of their debt obligations, including the ability to exercise upcoming extensions of near-term maturities.

Our joint ventures are typically encumbered by a mortgage on the joint venture property. We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. A default by a joint venture under its debt obligations may expose us to liability under the guaranty. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty. The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

Our joint ventures are generally subject to buy-sell provisions, which are customary for joint venture agreements in the real estate industry. Either partner may initiate these provisions (subject to any applicable lock up period), which could result in either the sale of our interest or the use of available cash or additional borrowings to acquire the other party's interest. Under these provisions, one partner sets a price for the property, then the other partner has the option to either (1) purchase their partner's interest based on that price or (2) sell its interest to the other partner based on that price. Since the partner other than the partner who triggers the provision has the option to be the buyer or seller, we do not consider this arrangement to be a mandatory redeemable obligation.

Future Debt Obligations
As described further in Note 9 to the Consolidated Financial Statements, as of December 31, 2023, scheduled maturities and principal amortization of our existing debt for 2024, 2025, 2026 and 2027 are $5.1 million, $14.5 million, $407.4 million and $625.0 million, respectively. As of December 31, 2023, scheduled maturities after 2027 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2023, these interest obligations total approximately $220.7 million and range from approximately $11.0 million to $55.2 million on an annual basis over the next five years. Our variable rate debt agreements are based on Daily SOFR so the Daily SOFR rate at December 31, 2023 was used to calculate future interest expense.

Operating Lease Obligations
As described further in Note 21 to the Consolidated Financial Statements, as of December 31, 2023, we had a total of $232.6 million of minimum operating lease obligations. These minimum lease payments range from approximately $4.9 million to $5.9 million on an annual basis over the next five years.

Other Contractual Obligations
Other contractual obligations totaled $5.9 million as of December 31, 2023. These obligations range from approximately $1.3 million to $1.7 million on an annual basis over the next five years.

Cash Flows

The following table sets forth our changes in cash flows from 2023 and 2022 (in thousands):

	2023	2022	Change
Net cash provided by operating activities	$229,515	$213,950	$15,565
Net cash used in investing activities	(409,561)	(98,817)	(310,744)
Net cash used in financing activities	(19,278)	(64,163)	44,885
Effect of foreign currency rate changes on cash and equivalents	(115)	(111)	(4)
Net increase/(decrease) in cash and cash equivalents	$(199,439)	$50,859	$(250,298)

Operating Activities
The increase in net cash provided by operating activities was primarily due to the addition of three centers during the fourth quarter of 2023, changes in working capital and an increase in rental revenues at existing centers primarily driven by an increase in occupancy rates and increase in rental rates.

Investing Activities
The increase in net cash used in investing activities was primarily driven by the acquisition in November 2023 of two centers in Asheville, NC and Huntsville, AL, for a net total of $259.7 million. In addition, during 2023, we completed the development of our new center in Nashville, TN, which opened in October 2023.

Financing Activities
The primary cause for the decrease in net cash used in financing activities was the issuance of approximately 3.5 million Common Shares under our ATM Offering Program during 2023, which generated approximately $88.4 million of net proceeds. This increase was partially offset by higher dividends paid during 2023 compared to 2022 primarily driven by an increase in our dividend rate.

Financing Arrangements

See Notes 8 and 9 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2023, unsecured borrowings represented 96% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2023, 6% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in December 2026, that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, property management opportunities, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short and long-term. Although we receive most of our rental payments on a monthly basis, dividends and distributions to shareholders and unitholders, respectively, are typically made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing unsecured lines of credit or invested in short-term money market or other suitable instruments.

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the current macroeconomic environment, including rising interest rates and inflation, and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our $350.0 million senior notes due September 2026.

Equity Offerings under the ATM Offering Program
During 2023, we sold 3.5 million shares under our at-the-market stock offering ("ATM Offering") program at a weighted average price of $25.75 per share, generating gross proceeds of $87.3 million. As of December 31, 2023, we have a remaining authorization of $220.1 million under the ATM Offering Program.

Our ATM Offering Program also provides that we may sell Common Shares through forward sale contracts. Actual sales under the ATM Offering Program will depend on a variety of factors including market conditions, the trading price of our Common Stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

Derivatives
Throughout 2023, we entered into $325 million of forward starting Daily SOFR interest rate swaps at average fixed pay rate of 3.90%. The swaps were effective February 1, 2024 and end at various dates from February 1, 2026 to January 1, 2027. These swaps replace $300.0 million of existing swaps that expired on February 1, 2024 as part of our interest rate risk management strategy.

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

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, totaling $250.0 million in aggregate principal outstanding. The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write-off of approximately $1.9 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. The remaining net proceeds were used for general corporate purposes.

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the balance outstanding to $300.0 million. In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million, and the maturity date was extended to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted SOFR + 0.95% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds. The outstanding balance as of December 31, 2023 was $325.0 million.

Unsecured Lines of Credit Amendments and Extension
In October 2022 we amended the debt agreements for our unsecured lines of credit to change the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.

Other Financing Activity

In October 2022, the Southaven, Mississippi consolidated joint venture amended and restated its secured mortgage, increasing the outstanding balance to $51.7 million from $40.1 million, extending the maturity date to October 2026 plus a one-year extension option, from April 2023, with an interest rate of Adjusted SOFR plus 200 basis points.

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the debt agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

Debt Covenants

We have historically been, and at December 31, 2023 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, we may be restricted from paying dividends to our shareholders in excess of dividends required to maintain our REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of December 31, 2023, we were in compliance with all financial and non-financial covenants related to our debt obligations, as detailed below:

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	<60%	38%
Total Secured Debt to Adjusted Total Assets	<40%	2%
Total Unencumbered Assets to Unsecured Debt	>150%	251%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	<60%	38%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.5
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	<60%	33%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.9

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2023 (dollars in millions):

Joint Venture	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	$99.4	July 2028	4.27%	—%	$—
Columbus	71.0	October 2032	6.25%	—%	—
Galveston/Houston	58.0	June 2026	Daily SOFR + 3.00%	17.2%	10.0
National Harbor	93.6	January 2030	4.63%	—%	—
Debt origination costs	(2.0)
	$320.0				$10.0

Houston/Galveston, Texas
In June 2023, the Galveston/Houston joint venture completed the refinance of its mortgage. The new $58.0 million loan has a maturity date of June 2026 and an interest rate of Daily SOFR + 3.00%. In conjunction with this refinancing, the joint venture entered into a $29.0 million interest rate swap that fixes Daily SOFR at 4.44% until December 2025.

Columbus, Ohio
In September 2022, the joint venture that owns the Columbus, Ohio center completed the refinance of its existing $71.0 million mortgage, which had an interest rate of LIBOR + 1.85% and a maturity date of November 2022. The refinanced mortgage remained $71.0 million, but became a non-recourse loan with a maturity date in October 2032 and a fixed interest rate of 6.25%.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. Management believes the Company’s critical accounting estimates are those related to impairment of long-lived assets, impairment of investments, revenue recognition and collectability of operating lease receivables. Management considers these estimates critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board.

Evaluation of Impairment of long-lived assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization and discount rates, and estimated holding periods for the applicable assets. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions or holding periods, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2023, and no impairments were identified.

One of our centers has an estimated fair value less than its recorded carrying value of approximately $111.1 million. However, based on our current plan with respect to that center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If in the future we reduce our estimate of cash flow projections, we may need to impair some of these assets. We have not materially changed the assumptions used in the analysis during the year ended December 31, 2023, and we have not taken any impairments of our assets during the year ended December 31, 2023.

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

Acquisitions of Real Estate

In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we account for the transaction as an asset acquisition and therefore capitalize transaction costs. We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business.

We allocate the purchase price of asset acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which range up to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships are amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists. As a part of acquisition accounting, the amount by which the fair value of our previously held equity method investment exceeds the carrying book value is recorded as a gain on previously held interest in acquired joint venture.

During the fourth quarter of 2023, we acquired two centers for a total purchase price of $265.1 million, including capitalized transaction costs, that were accounted for as asset acquisitions. Using the above guidance, we allocated the purchase price of asset acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. Approximately $7.0 million and $6.4 million, respectively, were allocated to above and below market rents.

Revenue recognition and collectibility of operating lease receivables

We, as a lessor, retain substantially all of the risks and benefits of ownership of our centers and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases, when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Our assessment of collectability requires the exercise of considerable judgment and incorporates available operational performance measures such as sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources. When a tenant seeks to reorganize its operations through bankruptcy proceedings, we assess the collectability of receivable balances including, among other things, the timing of a tenant’s bankruptcy filing and our expectations of the assumption by the tenant in bankruptcy proceeding of leases at our properties on substantially similar terms. In the event that we determine accrued receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against lease income in the period of the change in our collectability determination.

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

FFO is intended to exclude historical cost depreciation of real estate as required by GAAP, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization of real estate assets, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income (loss).

We present FFO because we consider it an important supplemental measure of our operating performance. In addition, a portion of cash bonus compensation to certain members of management is based on our FFO or Core FFO, which is described in the section below. We believe it is useful for investors to have enhanced transparency into how we evaluate our performance and that of our management. In addition, FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is also widely used by us and others in our industry to evaluate and price potential acquisition candidates. We believe that FFO payout ratio, which represents regular distributions to common shareholders and unitholders of the Operating Partnership expressed as a percentage of FFO, is useful to investors because it facilitates the comparison of dividend coverage between REITs. Nareit has encouraged its member companies to report their FFO as a supplemental, industry-wide standard measure of REIT operating performance.

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

Core Funds From Operations

We present Core FFO (formerly referred to as Adjusted Funds from Operations "AFFO") as a supplemental measure of our performance. We define Core FFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below, if applicable. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Core FFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Core FFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	2023	2022
Net income	$103,882	$85,831
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	106,450	109,513
Depreciation and amortization of real estate assets - unconsolidated joint ventures	10,514	11,018
Gain on sale of assets	—	(3,156)
FFO	220,846	203,206
FFO attributable to noncontrolling interests in other consolidated partnerships	(248)	—
Allocation of earnings to participating securities	(2,151)	(1,683)
FFO available to common shareholders (1)	$218,447	$201,523
As further adjusted for:
Compensation-related adjustments (2)	(806)	2,447
Gain on sale of non-real estate asset (3)	—	(2,418)
Loss on early extinguishment of debt (4)	—	222
Impact of above adjustments to the allocation of earnings to participating securities	6	(2)
Core FFO available to common shareholders (1)	$217,647	$201,772
FFO available to common shareholders per share - diluted (1)	$1.96	$1.83
Core FFO available to common shareholders per share - diluted (1)	$1.96	$1.83
Weighted Average Shares:
Basic weighted average common shares	104,682	103,687
Effect of notional units	1,052	1,240
Effect of outstanding options and restricted common shares	798	709
Diluted weighted average common shares (for earnings per share computations)	106,532	105,636
Exchangeable operating partnership units	4,734	4,759
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	111,266	110,395
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for Common Shares. Each Class A common limited partnership unit is exchangeable for one Common Share, subject to certain limitations to preserve the Company's REIT status.
(2)For the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure. For the 2022 period, represents executive severance costs.
(3)Represents gain on sale of the corporate aircraft.
(4)In October 2022, we refinanced our term loan to add $25.0 million of borrowing capacity and extend the maturity to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + a spread of 0.75% to 1.65% to Adjusted SOFR + a spread of 0.70% to 1.60% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.

Portfolio Net Operating Income and Same Center NOI

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income, which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, impairment charges, loss on early extinguishment of debt, and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods, and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2023	2022
Net income	$103,882	$85,831
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(8,240)	(8,594)
Interest expense	47,928	46,967
Gain on sale of assets	—	(3,156)
Loss on early extinguishment of debt (1)	—	222
Other (income) expense	(9,729)	(6,029)
Depreciation and amortization	108,889	111,904
Other non-property expenses	(1,119)	312
Corporate general and administrative expenses	76,299	71,657
Non-cash adjustments (2)	2,895	3,132
Lease termination fees	(542)	(2,870)
Portfolio NOI - Consolidated	320,263	299,376
Non-same center NOI - Consolidated	(3,014)	(1,296)
Same Center NOI - Consolidated (3)	$317,249	$298,080
(1)In October 2022, we refinanced our term loan to add $25.0 million of borrowing capacity and extend the maturity to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + a spread of 0.75% to 1.65% to Adjusted SOFR + a spread of 0.70% to 1.60% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.
(2)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(3)Centers excluded from Same Center NOI Cash Basis:

Center	Date	Event
Nashville, TN	October 2023	New Development
Asheville, NC	November 2023	Acquired
Huntsville, AL	November 2023	Acquired
Blowing Rock, NC	December 2022	Sold

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related adjustments, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
We determine EBITDAre based on the definition set forth by Nareit, which is defined as net income computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.

Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on early extinguishment of debt, net, casualty gains and losses, compensation related adjustments, gains and losses on sale of outparcels, and other items that that we do not consider indicative of the Company's ongoing operating performance.
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	2023	2022
Net income	$103,882	$85,831
Adjusted to exclude:
Interest expense, net	38,149	43,372
Income tax expense (benefit)	(408)	138
Depreciation and amortization	108,889	111,904
Gain on sale of assets	—	(3,156)
Compensation-related adjustments (1)	(806)	2,447
Gain on sale of non-real estate asset (2)	—	(2,418)
Loss on early extinguishment of debt (3)	—	222
Adjusted EBITDA	$249,706	$238,340

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	2023	2022
Net income	$103,882	$85,831
Adjusted to exclude:
Interest expense, net	38,149	43,372
Income tax expense (benefit)	(408)	138
Depreciation and amortization	108,889	111,904
Gain on sale of assets	—	(3,156)
Pro-rata share of interest expense, net - unconsolidated joint ventures	8,779	6,972
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	10,514	11,018
EBITDAre	$269,805	$256,079
Compensation-related adjustments (1)	(806)	2,447
Gain on sale of non-real estate asset (2)	—	(2,418)
Loss on early extinguishment of debt (3)	—	222
Adjusted EBITDAre	$268,999	$256,330
(1)For the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure. For the 2022 period, represents executive severance costs.
(2)Represents gain on sale of the corporate aircraft.
(3)In October 2022, we refinanced our term loan to add $25.0 million of borrowing capacity and extend the maturity to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + a spread of 0.75% to 1.65% to Adjusted SOFR + a spread of 0.70% to 1.60% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.

Economic Conditions and Outlook

We are closely monitoring the impact of supply chain and labor issues, inflationary and deflationary pressures, changes in interest rates and the overall macroeconomic environment on all aspects of our business and geographies, including how it will impact our tenants and business partners.

The majority of our leases contain provisions designed to mitigate the impact of inflation. Such provisions include clauses for the escalation of base rent and clauses enabling us to receive percentage rentals based on tenants’ gross sales (above predetermined levels), which generally increase as prices rise. A component of most leases includes a pro-rata share or escalating fixed contributions by the tenant for property operating expenses, including common area maintenance, real estate taxes, insurance and advertising and promotion, thereby reducing exposure to increases in costs and operating expenses resulting from inflation.

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

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants' contractual ability to pay reduced rents, which in turn may negatively impact our results of operations. Our occupancy at our consolidated centers was 97% at the end of the years ended December 31, 2023 and 2022, respectively.

Our centers typically include well-known, national, branded companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. During the year ended December 31, 2023, no one tenant (including affiliates) accounted for more than 8% of our square feet or 6% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2024, approximately 2.6 million square feet, or 19% to the total portfolio including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of January 31, 2024, we had lease renewals executed or in process for 23.8% of the space scheduled to expire during 2024 compared to 41.0% of the space scheduled to expire during 2023 that was executed or in process as of January 31, 2022. As of January 31, 2024, we had lease renewals executed or in process for approximately 93.0% of the space that came up for renewal in 2023.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy at our consolidated centers was 97.3% and 96.9% as of December 31, 2023 and 2022, respectively.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2023, we had interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $300.0 million, which expired on February 1, 2024. Over the course of 2023, we entered into $325.0 million of new forward starting interest rate swap agreements that became effective on February 1, 2024, replacing the aforementioned swaps as part of our interest rate risk management strategy. See Note 10 to the Consolidated Financial Statements for additional details related to our outstanding derivatives.

As of December 31, 2023, 6% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $897,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our three investment grade credit ratings. As of December 31, 2023, we had $13.0 million of outstanding balances under our unsecured lines of credit. An upgrade or downgrade to our credit rating could decrease or increase, respectively, our interest expense depending on the level of change.

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
The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2023	December 31, 2022
Fair value of debt	$1,319,700	$1,268,362
Recorded value of debt	$1,439,203	$1,428,494

A 100 basis point increase from prevailing interest rates at December 31, 2023 and December 31, 2022 would result in a decrease in fair value of total consolidated debt of approximately $40.1 million and $44.3 million, respectively. Refer to Note 11 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

Foreign Currency Risk

We are also exposed to foreign currency risk on investments in centers that are located in Canada. Our currency exposure is concentrated in the Canadian Dollar. To mitigate some of the risk related to changes in foreign currency, cash flows received from our Canadian joint ventures are either reinvested to fund ongoing Canadian development activities, if applicable, or converted to US dollars and utilized to repay amounts outstanding under our unsecured lines of credit, if any. Accordingly, cash held in Canadian Dollars at any point in time is insignificant. We generally do not hedge currency translation exposures.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth on the pages indicated in Item 15(a) below.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Tanger Inc.

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer) of Tanger Inc., the sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) and concluded that, as of December 31, 2023, the Operating Partnership's disclosure controls and procedures were effective.

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

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and the board of directors of Tanger Inc., as the Operating Partnership's sole general partner; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2023 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Operating Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2023 was reported.

Disclosure of 10b5-1 plans

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Inc.”

The information concerning our Company Code of Business Conduct and Ethics required by this Item, which is posted on our website at www.tanger.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders.

The table below provides information as of December 31, 2023 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of limited partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,007,341	(1)	$18.15	3,800,000	(2)
Equity compensation plans not approved by security holders	1,000,000	(3)	7.15	—
Total	3,007,341		$11.53	3,800,000
(1)Includes (a) 605,000 common shares issuable upon the exercise of outstanding options (268,400 of which are vested and exercisable), (b) 479,097 restricted common shares that may be issued under the 2021 Performance Share Plan (the "2021 PSP") upon the satisfaction of certain conditions, (c) 423,548 restricted common shares that may be issued under the 2022 Performance Share Plan (the "2022 PSP") upon the satisfaction of certain conditions and (d) 499,696 restricted common shares that may be issued under the 2023 Performance Share Plan (the "2023 PSP") upon the satisfaction of certain conditions. Because there is no exercise price associated with the 2021, 2022 and 2023 PSP awards, such restricted common shares are not included in the weighted average exercise price calculation.
(2)Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award stock options, restricted common shares, restricted share units, performance awards, dividend equivalents, deferred shares, deferred share units, share payments profit interests, and share appreciation rights.
(3)Includes 1,000,000 common shares issuable upon the exercise of outstanding options that were issued to our Chief Executive Officer, Stephen J. Yalof, as an inducement to his entering into employment with the Company and were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options to purchase common shares have an exercise price of $7.15. One-fourth of the options vested on each of December 31, 2020, 2021, 2022, and 2023, respectively. The vested options became exercisable once the fair market value of the Common Shares underlying the options became at least equal to 110% of the exercise price of the options.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2024 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-57

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

3.Exhibits
The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

Exhibit Index

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

3.1I
Articles of Amendment to Amended and Restated Articles of Incorporation of Tanger Factory Outlet Centers, Inc., dated November 6, 2023 and effective November 16. 2023. (Incorporated by reference to Exhibit 3.1 to the Company's and Operating Partnership's Report on Form 8-K dated November 7, 2023.)

3.2
By-laws of Tanger Factory Outlet Centers, Inc. restated to reflect all amendments through May 18, 2012. (Incorporated by reference to Exhibit 3.2 to the Company's and Operating Partnership's Form S-3 dated June 7, 2012.)

3.2A	Amended and Restated Bylaws of Tanger Factory Outlet Centers, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's and Operating Partnership's Report on Form 8-K dated November 7, 2023.)
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

4.1I
Tanger Properties Limited Partnership Libor Transition Amendment to the Fourth Amended and Restated Credit Agreement dated as of July 23, 2021. (incorporated by reference to Exhibit 4.1I to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 27, 2023).

4.1J
Tanger Properties Limited Partnership Third Amended to Restated Term Loan Agreement dated as of October 12, 2022 (Incorporated by reference to exhibit 10.01 filed with the Company's and Operating Partnership's Report on form 8-K dated October 12, 2022).

4.1K
Tanger Properties Limited Partnership Libor Transition Amendment to Fourth Amended and Restated Liquidity Credit Agreement dated as of July 13, 2021. (incorporated by reference to Exhibit 4.1K to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 27, 2023).

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

10.21A*
Second Amendment to Employment Agreement of Stephen Yalof Dated December 13, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated December 18, 2023.)

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

10.27*	Offer Letter of Leslie A. Swanson, dated September 28, 2020 (incorporated by reference to Exhibit 10.47 to the Company and Operating Partnership's Annual Report on Form 10-K dated February 23, 2021).
10.28*	Offer Letter of Justin Stein, dated October 13, 2021 (incorporated by reference to Exhibit 10.28 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
10.29*
Offer Letter of Michael Bilerman, dated September 15, 2022. (incorporated by reference to Exhibit 10.30 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 27, 2023).

10.31
Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and restated as of May 19, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 4, 2023).

10.32	Offer Letter of Jessica Norman, dated July 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated November 7, 2023).
10.33
Letter Agreement with Steven B. Tanger, dated September 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated November 7, 2023).

10.34	Second Amendment to Employment Agreement with Stephen Yalof, dated December 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2023)
21.1	List of Subsidiaries of the Company.
21.2	List of Subsidiaries of the Operating Partnership.
23.1	Consent of Deloitte & Touche LLP (Tanger Inc.)
23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
32.3	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
97.1	Clawback Policy of Tanger Inc.
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.
** Submitted herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES of Tanger Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER INC.

By:	/s/ Stephen J. Yalof
Stephen J. Yalof
President and Chief Executive Officer

February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Yalof		February 21, 2024
Stephen J. Yalof	Director, President, Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 21, 2024

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024

/s/ Steven B. Tanger
Steven B. Tanger	Non-Executive Chair of the Board	February 21, 2024

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Lead Director	February 21, 2024

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 21, 2024

/s/ David B. Henry
David B. Henry	Director	February 21, 2024

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 21, 2024

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 21, 2024

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 21, 2024

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 21, 2024

SIGNATURES of Tanger Properties Limited Partnership

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGER PROPERTIES LIMITED PARTNERSHIP

By:	TANGER INC., its sole general partner

By:	/s/ Stephen J. Yalof
Stephen J. Yalof
President and Chief Executive Officer

February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tanger Inc. in its capacity as General Partner of Tanger Properties Limited Partnership and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Yalof
Stephen J. Yalof	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 21, 2024

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 21, 2024

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024

/s/ Steven B. Tanger
Steven B. Tanger	Non-Executive Chair of the Board	February 21, 2024

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Lead Director	February 21, 2024

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 21, 2024

/s/ David. B. Henry
David B. Henry	Director	February 21, 2024

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 21, 2024

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 21, 2024

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 21, 2024

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Inc. (formerly Tanger Factory Outlet Centers, Inc.) and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Rental property, net - Impairment of Long-Lived Assets – Refer to Note 2 to the financial statements

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

Given the Company’s cash flow estimates used for determining recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, and capitalization rates, and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort.

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
February 21, 2024

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Inc. (formerly Tanger Factory Outlet Centers, Inc.) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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
February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

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

Rental property, net - Impairment of Long-Lived Assets – Refer to Note 2 to the financial statements

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

Given the Operating Partnership’s cash flow estimates used for determining recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, and capitalization rates, and estimated holding periods, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis required a high degree of auditor judgment and an increased extent of effort.

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
February 21, 2024

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Operating Partnership and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 21, 2024

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Rental property:
Land	$303,605	$275,079
Buildings, improvements and fixtures	2,938,434	2,553,452
Construction in progress	29,201	27,340
	3,271,240	2,855,871
Accumulated depreciation	(1,318,264)	(1,224,962)
Total rental property, net	1,952,976	1,630,909
Cash and cash equivalents	12,778	212,124
Short-term investments	9,187	52,450
Investments in unconsolidated joint ventures	71,900	73,809
Deferred lease costs and other intangibles, net	91,269	58,574
Operating lease right-of-use assets	77,400	78,636
Prepaids and other assets	108,609	111,163
Total assets	$2,324,119	$2,217,665
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,039,840	$1,037,998
Unsecured term loans, net	322,322	321,525
Mortgages payable, net	64,041	68,971
Unsecured lines of credit	13,000	—
Total debt	1,439,203	1,428,494
Accounts payable and accrued expenses	118,505	104,741
Operating lease liabilities	86,076	87,528
Other liabilities	89,022	82,968
Total liabilities	1,732,806	1,703,731
Commitments and contingencies (Note 22)
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 108,793,251 and 104,497,920 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,088	1,045
Paid in capital	1,079,387	987,192
Accumulated distributions in excess of net income	(490,171)	(485,557)
Accumulated other comprehensive loss	(23,519)	(11,037)
Equity attributable to Tanger Inc.	566,785	491,643
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	24,528	22,291
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	591,313	513,934
Total liabilities and equity	$2,324,119	$2,217,665

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2023	2022	2021
Revenues:
Rental revenues	$438,889	$421,419	$407,766
Management, leasing and other services	8,660	7,157	6,411
Other revenues	16,858	14,037	12,348
Total revenues	464,407	442,613	426,525
Expenses:
Property operating	145,547	143,936	140,736
General and administrative	76,130	71,532	65,817
Impairment charges	—	—	6,989
Depreciation and amortization	108,889	111,904	110,008
Total expenses	330,566	327,372	323,550
Other income (expense):
Interest expense	(47,928)	(46,967)	(52,866)
Loss on early extinguishment of debt	—	(222)	(47,860)
Gain on sale of assets	—	3,156	—
Other income (expense)	9,729	6,029	(1,595)
Total other income (expense)	(38,199)	(38,004)	(102,321)
Income before equity in earnings of unconsolidated joint ventures	95,642	77,237	654
Equity in earnings of unconsolidated joint ventures	8,240	8,594	8,904
Net income	103,882	85,831	9,558
Noncontrolling interests in Operating Partnership	(4,483)	(3,768)	(440)
Noncontrolling interests in other consolidated partnerships	(248)	—	—
Net income attributable to Tanger Inc.	$99,151	$82,063	$9,118

Basic earnings per common share:
Net income	$0.94	$0.78	$0.08

Diluted earnings per common share:
Net income	$0.92	$0.77	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2023	2022	2021
Net income	$103,882	$85,831	$9,558
Other comprehensive income (loss):
Foreign currency translation adjustments	1,491	(5,070)	3,883
Change in fair value of cash flow hedges	(14,534)	12,093	5,383
Other comprehensive income (loss)	(13,043)	7,023	9,266
Comprehensive income	90,839	92,854	18,824
Comprehensive income attributable to noncontrolling interests	(3,922)	(4,067)	(882)
Comprehensive income attributable to Tanger Inc.	$86,917	$88,787	$17,942

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
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

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	$1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	82,063	—	82,063	3,768	—	85,831
Other comprehensive income	—	—	—	6,724	6,724	299	—	7,023
Compensation under Incentive Award Plan	—	13,160	—	—	13,160	—	—	13,160
Issuance of 15,500 common shares upon exercise of options	—	88	—	—	88	—	—	88
Grant of 613,933 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 239,824 common shares for employee income taxes	(2)	(3,922)	—	—	(3,924)	—	—	(3,924)
Adjustment for noncontrolling interests in Operating Partnership	—	(182)	—	—	(182)	182	—	—
Exchange of 23,577 Operating Partnership units for 23,577 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.8025 per share)	—	—	(84,211)	—	(84,211)	—	—	(84,211)
Distributions to noncontrolling interests	—	—	—	—	—	(3,822)	—	(3,822)
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	99,151	—	99,151	4,483	248	103,882
Other comprehensive loss	—	—	—	(12,482)	(12,482)	(561)	—	(13,043)
Compensation under Incentive Award Plan	—	12,766	—	—	12,766	—	—	12,766
Issuance of 85,500 common shares upon exercise of options	1	1,235	—	—	1,236	—	—	1,236
Issuance of of 3,494,919 common shares	35	88,407	—	—	88,442	—	—	88,442
Grant of 1,064,400 restricted common share awards, net of forfeitures	10	(10)	—	—	—	—	—	—
Withholding of 379,512 common shares for employee income taxes	(3)	(7,287)	—	—	(7,290)	—	—	(7,290)
Adjustment for noncontrolling interests in Operating Partnership	—	(2,916)	—	—	(2,916)	2,916	—	—
Exchange of 30,024 Operating Partnership units for 30,024 common shares			—	—	—	—	—
Common dividends ($0.9700 per share)	—	—	(103,765)	—	(103,765)	—	—	(103,765)
Distributions to noncontrolling interests	—	—	—	—	—	(4,601)	(248)	(4,849)
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2023	2022	2021
Operating Activities
Net income	$103,882	$85,831	$9,558
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,889	111,904	110,008
Impairment charges	—	—	6,989
Amortization of deferred financing costs	3,196	3,126	4,018
Gain on sale of assets	—	(3,156)	—
Loss on early extinguishment of debt	—	222	47,860
Equity in earnings of unconsolidated joint ventures	(8,240)	(8,594)	(8,904)
Equity-based compensation expense	12,511	12,969	12,752
Amortization of debt discounts, net	622	509	442
Amortization of market rent rate adjustments, net	646	1,417	293
Straight-line rent adjustments	2,229	1,689	1,973
Distributions of cumulative earnings from unconsolidated joint ventures	8,377	8,711	9,249
Other non-cash	599	(2,418)	3,638
Changes in other asset and liabilities:
Other assets	3,410	276	5,140
Accounts payable and accrued expenses	(6,513)	1,474	14,702
Net cash provided by operating activities	229,608	213,960	217,718
Investing Activities
Additions to rental property	(188,196)	(77,310)	(45,187)
Additions to investments in unconsolidated joint ventures	(2,580)	(313)	(7,000)
Net proceeds from sale of real estate assets	—	12,400	8,129
Acquisition of real estate assets	(259,689)	—	—
Proceeds on sale of non-real estate assets	—	14,610	—
Additions to short-term investments	(7,679)	(52,450)	—
Proceeds from short-term investments	50,942	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,184	12,037	19,574
Additions to non-real estate assets	(10,773)	(7,442)	(3,173)
Additions to deferred lease costs	(3,101)	(2,570)	(5,115)
Payments for other investing activities	(2,181)	(7,288)	—
Proceeds from other investing activities	6,512	9,509	10,033
Net cash used in investing activities	(409,561)	(98,817)	(22,739)
Financing Activities
Cash dividends paid	(103,765)	(84,211)	(72,423)
Distributions to noncontrolling interests in Operating Partnership	(4,601)	(3,822)	(3,428)
Proceeds from revolving credit facility	83,000	—	—
Repayments of revolving credit facility	(70,000)	—	—
Proceeds from notes, mortgages and loans	—	36,556	394,208
Repayments of notes, mortgages and loans	(4,773)	(4,440)	(567,050)
Payment of make-whole premium related to early extinguishment of debt	—	—	(44,872)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,290)	(3,924)	(2,147)
Distributions to noncontrolling interests in other consolidated partnerships	(248)	—	—
Additions to deferred financing costs	(131)	(3,262)	(8,754)
Proceeds from exercise of options	1,236	88	266
Proceeds from issuance of common shares	88,442	—	186,969
Payment for other financing activities	(1,148)	(1,148)	(1,148)
Net cash used in financing activities	(19,278)	(64,163)	(118,379)
Effect of foreign currency rate changes on cash and cash equivalents	(115)	(111)	(177)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(199,346)	50,869	76,423
Cash and cash equivalents, beginning of year	212,124	161,255	84,832
Cash and cash equivalents, end of year	$12,778	$212,124	$161,255

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2023	2022
Assets
Rental property:
Land	$303,605	$275,079
Buildings, improvements and fixtures	2,938,434	2,553,452
Construction in progress	29,201	27,340
	3,271,240	2,855,871
Accumulated depreciation	(1,318,264)	(1,224,962)
Total rental property, net	1,952,976	1,630,909
Cash and cash equivalents	12,572	212,011
Short-term investments	9,187	52,450
Investments in unconsolidated joint ventures	71,900	73,809
Deferred lease costs and other intangibles, net	91,269	58,574
Operating lease right-of-use assets	77,400	78,636
Prepaids and other assets	108,157	110,622
Total assets	$2,323,461	$2,217,011
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,039,840	$1,037,998
Unsecured term loans, net	322,322	321,525
Mortgages payable, net	64,041	68,971
Unsecured lines of credit	13,000	—
Total debt	1,439,203	1,428,494
Accounts payable and accrued expenses	117,847	104,087
Operating lease liabilities	86,076	87,528
Other liabilities	89,022	82,968
Total liabilities	1,732,148	1,703,077
Commitments and contingencies (Note 22)
Equity
Partners' Equity:
General partner, 1,150,000 and 1,100,000 units outstanding at December 31, 2023 and December 31, 2022, respectively	5,776	4,516
Limited partners, 4,707,958 and 4,737,982 Class A common units, and 107,643,251 and 103,397,920 Class B common units outstanding at December 31, 2023 and December 31, 2022, respectively	610,330	521,168
Accumulated other comprehensive loss	(24,793)	(11,750)
Total partners' equity	591,313	513,934
Noncontrolling interests in consolidated partnerships	—	—
Total equity	591,313	513,934
Total liabilities and equity	$2,323,461	$2,217,011

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2023	2022	2021
Revenues:
Rental revenues	$438,889	$421,419	$407,766
Management, leasing and other services	8,660	7,157	6,411
Other revenues	16,858	14,037	12,348
Total revenues	464,407	442,613	426,525
Expenses:
Property operating	145,547	143,936	140,736
General and administrative	76,130	71,532	65,817
Impairment charges	—	—	6,989
Depreciation and amortization	108,889	111,904	110,008
Total expenses	330,566	327,372	323,550
Other income (expense):
Interest expense	(47,928)	(46,967)	(52,866)
Loss on early extinguishment of debt	—	(222)	(47,860)
Gain on sale of assets	—	3,156	—
Other income (expense)	9,729	6,029	(1,595)
Total other income (expense)	(38,199)	(38,004)	(102,321)
Income before equity in earnings of unconsolidated joint ventures	95,642	77,237	654
Equity in earnings of unconsolidated joint ventures	8,240	8,594	8,904
Net income	103,882	85,831	9,558
Noncontrolling interests in consolidated partnerships	(248)	—	—
Net income available to partners	103,634	85,831	9,558
Net income available to limited partners	102,588	84,971	9,458
Net income available to general partner	$1,046	$860	$100

Basic earnings per common unit:
Net income	$0.94	$0.78	$0.08

Diluted earnings per common unit:
Net income	$0.92	$0.77	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2023	2022	2021
Net income	$103,882	$85,831	$9,558
Other comprehensive income (loss):
Foreign currency translation adjustments	1,491	(5,070)	3,883
Change in fair value of cash flow hedges	(14,534)	12,093	5,383
Other comprehensive income (loss)	(13,043)	7,023	9,266
Comprehensive income	90,839	92,854	18,824
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	(248)	—	—
Comprehensive income attributable to the Operating Partnership	$90,591	$92,854	$18,824

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2020	$3,334	$383,588	$(28,039)	$358,883	$—	$358,883
Net income	100	9,458	—	9,558	—	9,558
Other comprehensive income	—	—	9,266	9,266	—	9,266
Compensation under Incentive Award Plan	—	12,845		12,845	—	12,845
Issuance of 42,100 common units upon exercise of options	—	266	—	266	—	266
Grant of restricted 569,779 common share awards by the Company	—	—	—	—	—	—
Issuance of 100,000 general partner units and 9,909,263 limited partner units	1,874	185,095	—	186,969	—	186,969
Withholding of 139,293 common units for employee income taxes	—	(2,147)	—	(2,147)	—	(2,147)
Common distributions $0.7150 per common unit)	(769)	(75,082)	—	(75,851)	—	(75,851)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	860	84,971	—	85,831	—	85,831
Other comprehensive income	—	—	7,023	7,023	—	7,023
Compensation under Incentive Award Plan	—	13,160	—	13,160	—	13,160
Grant of 613,933 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 15,500 common units upon exercise of options	—	88	—	88	—	88
Withholding of 239,824 common units for employee income taxes	—	(3,924)	—	(3,924)	—	(3,924)
Common distributions ($0.8025 per common unit)	(883)	(87,150)	—	(88,033)	—	(88,033)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	1,046	102,588	—	103,634	248	103,882
Other comprehensive loss	—	—	(13,043)	(13,043)	—	(13,043)
Compensation under Incentive Award Plan	—	12,766	—	12,766	—	12,766
Grant of 1,064,400 restricted common share awards by the Company	—	—	—	—	—	—
Issuance of 85,500 common units upon exercise of options	—	1,236	—	1,236	—	1,236
Issuance of 50,000 general partner units and 3,444,919 limited partner units	1,283	87,159	—	88,442	—	88,442
Withholding of 379,512 common units for employee income taxes	—	(7,290)	—	(7,290)	—	(7,290)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($0.9700 per common unit)	(1,069)	(107,297)	—	(108,366)	—	(108,366)
Distributions to noncontrolling interests	—	—	—	—	(248)	(248)
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2023	2022	2021
Operating activities
Net income	$103,882	$85,831	$9,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,889	111,904	110,008
Impairment charges	—	—	6,989
Amortization of deferred financing costs	3,196	3,126	4,018
Gain on sale of assets	—	(3,156)	—
Loss on early extinguishment of debt	—	222	47,860
Equity in earnings of unconsolidated joint ventures	(8,240)	(8,594)	(8,904)
Equity-based compensation expense	12,511	12,969	12,752
Amortization of debt discounts, net	622	509	442
Amortization of market rent rate adjustments, net	646	1,417	293
Straight-line rent adjustments	2,229	1,689	1,973
Distributions of cumulative earnings from unconsolidated joint ventures	8,377	8,711	9,249
Other non-cash	599	(2,418)	3,638
Changes in other assets and liabilities:
Other assets	3,320	594	4,881
Accounts payable and accrued expenses	(6,516)	1,146	14,940
Net cash provided by operating activities	229,515	213,950	217,697
Investing activities
Additions to rental property	(188,196)	(77,310)	(45,187)
Additions to investments in unconsolidated joint ventures	(2,580)	(313)	(7,000)
Net proceeds on sale of assets	—	12,400	8,129
Proceeds on sale of non-real estate assets	—	14,610	—
Acquisition of real estate assets	(259,689)	—	—
Additions to short-term investments	(7,679)	(52,450)	—
Proceeds from short-term investments	50,942	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,184	12,037	19,574
Additions to non-real estate assets	(10,773)	(7,442)	(3,173)
Additions to deferred lease costs	(3,101)	(2,570)	(5,115)
Payments for other investing activities	(2,181)	(7,288)	—
Proceeds from other investing activities	6,512	9,509	10,033
Net cash used in investing activities	(409,561)	(98,817)	(22,739)
Financing activities
Cash distributions paid	(108,366)	(88,033)	(75,851)
Proceeds from revolving credit facility	83,000	—	—
Repayments of revolving credit facility	(70,000)	—	—
Proceeds from notes, mortgages and loans	—	36,556	394,208
Repayments of notes, mortgages and loans	(4,773)	(4,440)	(567,050)
Payment of make-whole premium related to early extinguishment of debt	—	—	(44,872)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,290)	(3,924)	(2,147)
Distributions to noncontrolling interests in other consolidated partnerships	(248)	—	—
Additions to deferred financing costs	(131)	(3,262)	(8,754)
Proceeds from exercise of options	1,236	88	266
Proceeds from the Company’s common share offering	88,442	—	186,969
Proceeds from other financing activities	—	—	—
Payment for other financing activities	(1,148)	(1,148)	(1,148)
Net cash used in financing activities	(19,278)	(64,163)	(118,379)
Effect of foreign currency rate changes on cash and cash equivalents	(115)	(111)	(177)
Net increase in cash, cash equivalents and restricted cash	(199,439)	50,859	76,402
Cash and cash equivalents, beginning of year	212,011	161,152	84,750
Cash and cash equivalents, end of year	$12,572	$212,011	$161,152

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.Organization of the Company

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air shopping centers in the United States and Canada. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing retail centers. As of December 31, 2023, we owned and operated 31 consolidated centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These centers were 97% occupied and contained over 2,400 stores, representing approximately 660 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. The portfolio also includes two managed centers. Each of our centers, except one joint venture center, features the Tanger brand name.

Our centers and other assets are held by, and all of our operations are conducted by the Operating Partnership. Accordingly, the descriptions of our business, employees and assets are also descriptions of the business, employees and assets of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires. On November 16, 2023, we changed our legal name from Tanger Factory Outlet Centers, Inc. to Tanger Inc. We refer to Tanger Inc.’s current legal name throughout this Annual Report on Form 10-K.

In November 2021, the Company was admitted as the sole General Partner of the Operating Partnership. Prior to this administrative change, the Company owned the majority of the units of partnership interest issued by the Operating Partnership through its two wholly-owned subsidiaries, Tanger GP Trust and Tanger LP Trust. Tanger GP Trust controlled the Operating Partnership as its sole general partner and Tanger LP Trust held a limited partnership interest therein. Following the aforementioned change to the ownership structure, the Company has replaced Tanger GP Trust as the sole general partner of the Operating Partnership and Tanger LP Trust retains its limited partnership interest in the Operating Partnership.

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2023, the Company and its wholly owned subsidiaries owned 108,793,251 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2023, we did not have a joint venture that was a VIE.

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

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the calculations of impairment losses, costs capitalized to originate operating leases, costs incurred for the construction and development of properties, and the values of deferred lease costs and other intangibles related to the acquisition of properties. Actual results could differ from those estimates.

Operating Segments - We focus on developing, acquiring, owning, operating, and managing shopping centers. We aggregate the financial information of all centers into one reportable operating segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers and tenants.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Payroll and related costs capitalized	$3,843	$2,924	$1,526
Interest costs capitalized	$2,509	$862	$—

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 33 years for buildings and improvements, 15 years for land improvements and 7 years for equipment. Tenant finishing allowances are amortized over the life of the associated lease. Capitalized interest costs are amortized over lives which are consistent with the constructed assets. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis. During the year ended 2022, this review indicated that the actual lives of our solar assets were shorter than the estimated useful lives used for depreciation purposes in the our financial statements. As a result, we changed our useful lives of our solar assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets that previously averaged 20 years were decreased to an average of ten years. The effect of this change in estimate was to increase 2022 depreciation expense by $4.4 million, decrease net income by $4.4 million, and decrease basic and diluted earnings per share by $0.04.

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Depreciation expense related to rental property	$97,636	$97,916	$96,990

We allocate the purchase price of asset acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which range up to 33 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships are amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists. As a part of acquisition accounting, the amount by which the fair value of our previously held equity method investment exceeds the carrying book value is recorded as a gain on previously held interest in acquired joint venture.

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

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Deferred lease costs capitalized- payroll and related costs	$1,696	$1,338	$1,233
Total deferred lease costs capitalized	$3,101	$2,570	$5,115

Deferred financing costs - Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement, which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is included as a component of net interest expense. See Note 9.

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

If our expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. For example, the Foxwoods center, which is part of a casino property, continues to face leasing challenges that could lead to further declines in occupancy, rental revenues and cash flows in the future. Such challenges, or a change in our expected holding period, could result in additional impairment charges recognized for the Foxwoods property. In addition, one of our centers has an estimated fair value less than its recorded carrying value of approximately $111.1 million. We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

Rental Properties Held For Sale - Rental properties designated as held for sale are stated at the lower of their carrying value or their fair value less costs to sell. We classify rental property as held for sale when our Board of Directors (the "Board") approves the sale of the assets and it meets the requirements of current accounting guidance. Subsequent to this classification, no further depreciation is recorded on the assets.

Impairment of Joint Venture Investments - On a periodic basis or if circumstances exist, we assess whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investments, and such decline in value is deemed to be other than temporary. To the extent an other than temporary impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Our estimates of value for each joint venture investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, estimated hold period, demand for space, competition for tenants, discount and capitalization rates, changes in market rental rates and operating costs of the property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the values estimated by us in our impairment analysis may not be realized.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for U.S. federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for U.S. federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2019 through 2022 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2023, 2022 and 2021 were taxable as follows:

Common dividends per share:	2023	2022	2021
Ordinary income	$0.8464	$0.8025	$—
Capital gain	0.1236	—	—
Return of capital	—	—	0.7150
	$0.9700	$0.8025	$0.7150

The following reconciles net income available to the Company's shareholders to taxable income (loss) available to common shareholders for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net income available to the Company's shareholders	$99,151	$82,063	$9,118
Book/tax difference on:
Depreciation and amortization	(13,386)	3,688	21,750
Sale of assets and interests in unconsolidated entities	(3,236)	5,328	(92,998)
Equity in earnings from unconsolidated joint ventures	2,668	12,511	(4,461)
Share-based payment compensation	4,655	11,822	6,797
Other differences	6,239	1,851	8,914
Taxable income (loss) available to common shareholders	$96,091	$117,263	$(50,880)

Revenue Recognition - As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We utilized the practical expedient in Accounting Standards Update ("ASU") 2018-11 to account for lease and non-lease components as a single component which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. Base rentals are recognized on a straight-line basis over the term of the lease. Tenant expense reimbursements are recognized in the period the applicable expenses are incurred. As a result of combining all components of a lease, all fixed contractual payments, including consideration received from certain executory costs, are now recognized on a straight-line basis. Straight-line rent adjustments are recorded as a receivable in other assets on the consolidated balance sheets. Common area maintenance expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses for the property.

As a provision of a tenant lease, if we make a cash payment to the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as a lease incentive. We amortize lease incentives as a reduction of base rental revenue over the term of the lease. The majority of our leases contain provisions that provide additional rents based on tenants' sales volume (“percentage rentals”) and reimbursement of the tenants' share of advertising and promotion, common area maintenance, insurance and real estate tax expenses. Percentage rentals are recognized when specified targets that trigger the contingent rent are met. Payments received from the early termination of leases are recognized as revenue from the time the payment is receivable until the tenant vacates the space.

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

We receive development, leasing, loan guarantee, management and marketing fees from third parties and unconsolidated affiliates for services provided to properties held in joint ventures and managed properties. Development and leasing fees received from unconsolidated affiliates are recognized as revenue when earned to the extent of the third party partners' ownership interest. Development and leasing fees earned to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate. Loan guarantee fees are recognized over the term of the guarantee. Management fees and marketing fees are recognized as revenue when earned. Fees recognized from these activities are shown as management, leasing and other services in our consolidated statements of operations. Our share of fees received from consolidated joint ventures are eliminated in consolidation. Expense reimbursements from unconsolidated joint ventures are recognized in the period the applicable expenses are incurred.

Operating Lease Receivable - Our accounts receivable from tenants, which is recorded in prepaids and other assets on the consolidated balance sheets, has increased from approximately $8.6 million at December 31, 2022 to approximately $8.9 million at December 31, 2023. Straight-line rent adjustments recorded as a receivable in prepaid and other assets on the consolidated balance sheets were approximately $48.9 million and $51.1 million as of December 31, 2023 and December 31, 2022, respectively.

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements.

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental revenues or gross leasable area during 2023, 2022 or 2021.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Costs relating to construction included in accounts payable and accrued expenses	$29,193	$20,084	$11,663

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Interest paid, net of interest capitalized	$46,923	$40,839	$45,114

Accounting for Equity-Based Compensation - We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership (Amended and Restated as of May 19, 2023) (the "Plan"), which covers our independent directors, officers and our employees. We may issue non-qualified options and other equity-based awards under the Plan. We account for our equity-based compensation plan under the fair value provisions of the relevant accounting guidance and we estimate expected forfeitures in determining compensation cost.

Foreign Currency Translation - We entered into a co-ownership agreement with RioCan Real Estate Investment Trust to develop and acquire centers in Canada for which the functional currency is the local currency. The assets and liabilities related to our investments in Canada are translated from their functional currency into U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income statement accounts are translated using the average exchange rate for the period. Our share of unrealized gains and losses resulting from the translation of these financial statements are reflected in equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

Recently issued accounting standards

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. This ASU was effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 and clarified some of its guidance. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments are effective immediately for all entities. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848, which defers the sunset date on the topic of reference rate reform from December 31, 2022, to December 31, 2024. An entity may elect to apply the amendments on a full retrospective basis. In October 2022, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. This was done as we modified all of our current interest rate derivative contracts, changing the indexes from LIBOR to Adjusted SOFR. We have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other applicable elections as additional changes in the market and with respect to our debt and derivative instruments occur.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The ASU also makes several other changes to income tax disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance should be applied prospectively; however, retrospective application is permitted. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

3.    Rental Property Acquisitions

2023 Acquisitions

Asheville

In November 2023, we purchased Asheville Outlets in Asheville, North Carolina, a 382,000 square foot outlet center, for net purchase price of $70 million using cash. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $295,000 in transaction costs once the acquisition was deemed probable.

Huntsville

In November 2023, we purchased Bridge Street Town Centre in Huntsville, Alabama, an 825,000 square foot lifestyle center (including approximately 174,000 square feet ground leased to tenants), for $193.5 million using cash, proceeds from our ATM Offering Program, and amounts available under our unsecured lines of credit. At closing, we received a $5.4 million credit for unpaid tenant allowances. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $1.3 million in transaction costs once the acquisition was deemed probable.

The assets acquired were recorded at relative fair value as determined by management, with the assistance of third party valuation specialists, based on information available at the acquisition dates and on current assumptions as to future operations (See Note 2). The consideration transferred to complete these rental property acquisitions and the purchase price allocation amongst the identifiable assets acquired and liabilities assumed was as follows:

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$28,524
Buildings, improvements and fixtures	202,276	31.33
Deferred lease costs and other intangibles:
Above market lease value	6,992	3.62
Below market lease value	(6,433)	3.31
Lease in place value	26,438	3.62
Lease and legal costs	7,259	3.83
Total deferred lease costs and other intangibles, net	34,256
Total fair value of assets acquired	$265,056

There was no contingent consideration associated with these acquisitions.

4.    Development of Consolidated Rental Properties

2023 Developments

In October 2023, we opened a 291,000 square foot center in Nashville, Tennessee that was 96.5% occupied. As of December 31, 2023 we had incurred $143.4 million in construction costs.

5. Disposition of Properties

The following table sets forth the properties sold during the years ended 2023, 2022 and 2021 (in thousands).

Property	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2022 Dispositions: (1)
Blowing Rock	Blowing Rock, North Carolina	December 2022	104	$12,400	$3,156

2021 Dispositions: (1)
Jeffersonville	Jeffersonville, Ohio	January 2021	412	$8,100	$—

			516	$20,500	$3,156
(1)The rental properties sold did not meet the criteria to be reported as discontinued operations.

6. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2023
Joint Venture	Center Locations	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$71.9	—
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(20.8)	$99.2
National Harbor (2)	National Harbor, MD	50.0%	341	(13.7)	93.3
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.0)	57.1
Columbus	Columbus, OH	50.0%	355	(3.4)	70.4
				$(50.9)	$320.0

As of December 31, 2022
Joint Venture	Center Locations	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$73.8	—
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(18.8)	$99.7
National Harbor (2)	National Harbor, MD	50.0%	341	(12.8)	94.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(15.5)	64.5
Columbus	Columbus, OH	50.0%	355	(2.4)	70.3
				$(49.5)	$329.0
(1)Net of debt origination costs of $2.1 million and $1.5 million as of December 31, 2023 and 2022, respectively.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fees:
Management and marketing	$2,196	$2,207	$2,347
Leasing and other fees	330	194	228
Expense reimbursements from unconsolidated joint ventures	4,881	4,432	3,836
Total Fees	$7,407	$6,833	$6,411

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in bases (totaling $2.8 million and $3.2 million as of December 31, 2023 and 2022, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. In June 2018, the joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the existing $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to its partners. Our partner provides property management, marketing and leasing services to the joint venture.

Columbus

In June 2016, we opened an approximately 355,000 square foot center in Columbus, Ohio. The development was initially fully funded with equity contributed to the joint venture by the Company and its partner. In September 2022, the joint venture refinanced its mortgage. The $71.0 million non-recourse loan has a maturity date of October 2032 and a fixed interest rate of 6.25%. We provide property management, marketing and leasing services to the joint venture.

Galveston/Houston

In October 2012, we opened an approximately 353,000 square foot center in Texas City, Texas that was developed through, and is owned by, a joint venture formed in June 2011. In February 2021, the Galveston/Houston joint venture amended its mortgage loan to extend the maturity date to June 2023, which required a reduction in principal balance from $80.0 million to $64.5 million. The amendment also changed the interest rate from LIBOR + 1.65% to LIBOR + 1.85%. Each partner made a capital contribution of $7.0 million to fund the reduction in principal balance.

In June 2023, the joint venture completed the refinance of its mortgage, resulting in a reduction in principal balance from $64.5 million to $58.0 million. The new loan has a maturity date of June 2026 and an interest rate of Daily SOFR + 3.00%. In conjunction with this refinancing, the joint venture entered into a $29.0 million interest rate swap agreement that fixes Daily SOFR at 4.44% until December 2025. We provide property management, marketing and leasing services to the joint venture.

National Harbor

In November 2013, we opened an approximately 341,000 square foot center at National Harbor in the Washington, D.C. Metro area that was developed through, and is owned by, a joint venture formed in May 2011. In December 2018, the joint venture closed on a $95.0 million mortgage loan with a fixed interest rate of approximately 4.6% and a maturity date of January 2030. The proceeds from the loan were used to pay off the $87.0 million construction loan with an interest rate of LIBOR + 1.65%, which had an original maturity date of November 2019. The joint venture distributed the incremental net loan proceeds of $7.4 million equally to its partners. We provide property management, marketing and leasing services to the joint venture.

RioCan Canada

We have a 50/50 co-ownership agreement with RioCan Real Estate Investment Trust to operate and manage centers in Canada. We provide leasing and marketing services for the centers and RioCan provides development and property management services.

In October 2014, the co-owners opened Tanger Outlets Ottawa, the first ground up development of a Tanger Center in Canada. In 2016, the co-owners commenced construction on an approximately 39,000 square foot expansion, which opened during the second quarter of 2017 to bring the total square feet of the center to approximately 357,000. In November 2020, the RioCan joint venture closed on the sale of an outparcel located at Tanger Outlets Ottawa for net proceeds of approximately $5.5 million, at a gain of approximately $2.0 million. Our share of the net proceeds was approximately $2.8 million, and our share of the gain was approximately $1.0 million.
In addition, the RioCan Canada co-owners own Tanger Outlets Cookstown, which is approximately 308,000 square feet.

In March 2021, the joint venture closed on the sale of its approximately 116,000 square foot center in Saint-Sauveur, for net proceeds of approximately $9.4 million. Our share of the net proceeds was approximately $4.7 million. As a result of this transaction, we recorded a loss on the sale of $3.7 million. This includes a $3.6 million charge related to the foreign currency effect of the sale recorded in other income (expense), which had been previously recorded in other comprehensive income.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2023	2022
Assets
Land	$82,962	$81,716
Buildings, improvements and fixtures	466,496	458,190
Construction in progress	223	681
	549,681	540,587
Accumulated depreciation	(203,395)	(182,731)
Total rental property, net	346,286	357,856
Cash and cash equivalents	14,040	17,372
Deferred lease costs, net	2,637	2,895
Prepaids and other assets	11,616	10,612
Total assets	$374,579	$388,735
Liabilities and Owners' Equity
Mortgages payable, net	$319,957	$329,009
Accounts payable and other liabilities	16,013	15,374
Total liabilities	335,970	344,383
Owners' equity	38,609	44,352
Total liabilities and owners' equity	$374,579	$388,735

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2023	2022	2021
Revenues	$90,616	$87,709	$88,120
Expenses:
Property operating	35,212	34,297	35,111
General and administrative	334	257	278
Depreciation and amortization	20,728	21,749	22,947
Total expenses	56,274	56,303	58,336
Other income (expense):
Interest expense	(18,107)	(14,174)	(11,715)
Gain on sale of assets	—	—	503
Other non-operating income	549	230	160
Total other income (expense)	$(17,558)	$(13,944)	$(11,052)
Net income	$16,784	$17,462	$18,732
The Company and Operating Partnership's share of:
Net income	$8,240	$8,594	$8,904
Depreciation, amortization and asset impairments (real estate related)	$10,514	$11,018	$11,618

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2023 and 2022, consist of the following (in thousands):

	2023	2022
Deferred lease costs	$98,933	$89,103
Intangible assets:
Above market leases	41,535	36,085
Lease in place value	74,486	52,280
Tenant relationships	29,623	32,912
Other intangibles	40,458	40,651
	285,035	251,031
Accumulated amortization	(193,766)	(192,457)
Deferred lease costs and other intangibles, net	$91,269	$58,574

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022 were $18.1 million and $13.3 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2023, 2022 and 2021 was $8.8 million, $11.6 million and $10.7 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2023, 2022 and 2021 was $(275,000), $(1.0) million and $78,000, respectively.
Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Lease Cost Intangibles (2)
2024	$121	$17,144
2025	(255)	12,072
2026	(544)	8,178
2027	(642)	5,779
2028	(718)	3,447
Total	$(2,038)	$46,620
(1)These net amounts are recorded as a reduction (increase) of base rentals.
(2)These amounts are recorded as an increase in depreciation and amortization.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $520.0 million as of the date of this Annual Report. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Unsecured lines of credit	$13,000	$—
Unsecured term loan	$325,000	$325,000

9.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2023 and 2022 consisted of the following (in thousands):

					2023		2022
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$348,467	$350,000	$347,894
Senior notes	3.875%			July 2027	300,000	298,546	300,000	298,142
Senior notes	2.750%			September 2031	400,000	392,827	400,000	391,962
Unsecured term loan	Adj SOFR	+	0.95%	January 2027	325,000	322,322	325,000	321,525

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	12,336	12,613	17,109	17,625
Southaven	Adj SOFR	+	2.00%	October 2026	51,700	51,428	51,700	51,346
Unsecured lines of credit	Adj SOFR	+	1.00%	July 2025	13,000	13,000	—	—
Total					$1,452,036	$1,439,203	$1,443,809	$1,428,494
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $12.8 million and $12.8 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, excludes $2.1 million of unamortized debt origination costs related to unsecured lines of credit, recorded in prepaids and other assets in the Consolidated Balance Sheet. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2023, 2022 and 2021 was $3.2 million, $3.1 million and $4.0 million, respectively.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $140.5 million at December 31, 2023, serve as collateral for mortgages payable. As of December 31, 2023, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of December 31, 2023 included a $20.0 million liquidity line and a $500.0 million syndicated line. As of December 31, 2023, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of December 31, 2023, we believe we were in compliance with all of our debt covenants.

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

2022 Transactions

Memphis Consolidated Joint Venture
In October 2022, the Southaven, Mississippi joint venture amended and restated its secured term loan, increasing the outstanding balance to $51.7 million from $40.1 million, extending the maturity date from April 2023 to October 2026 plus a one year extension option, with an interest rate of Adjusted SOFR + 2.00%.

Unsecured Term Loan
In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million and the maturity date was extended to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted SOFR + 1.20% based on our credit rating at that time. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds.

Amendment of Unsecured Line of Credit
In October 2022, we amended our unsecured lines of credit to change the interest rate index from LIBOR to Adjusted SOFR. All other terms remained unchanged.

2021 Transactions

Unsecured term loan
In March 2021 and June 2021, we paid down a total of $50.0 million of borrowings under our $350.0 million unsecured term loan with cash on hand, reducing the outstanding balance to $300.0 million as of December 31, 2023.

Redemption of the 2023 and 2024 Senior Notes and public offering of aggregate $400.0 Million Unsecured Senior Notes due 2031
In April 2021, we completed a partial redemption of $150.0 million aggregate principal amount of our $250.0 million 3.875% senior notes due December 2023, for $163.0 million in cash, which includes a make-whole premium of $13.0 million and the write-off of approximately $1.0 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and debt origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. Subsequent to this redemption, $100.0 million aggregate principal amount of the senior notes remained outstanding, until the redemption in August 2021, described below.

In August 2021, we completed a public offering of $400.0 million in senior notes due 2031. The senior notes were priced at 98.552% of the principal amount to yield 2.917% to maturity. The senior notes pay interest semi-annually at a rate of 2.750% per annum and mature on September 1, 2031. The aggregate net proceeds from the offering, after deducting the underwriting discount and offering expenses, were approximately $390.7 million. We used the net proceeds from the sale of the senior notes to redeem all remaining 3.875% senior notes due 2023, $100.0 million in aggregate principal amount outstanding, and all 3.750% senior notes due 2024, $250.0 million in aggregate principal outstanding. The redemptions occurred in September 2021 and included a make-whole premium of $31.9 million and the write-off of approximately $1.9 million of debt discount and debt origination costs. The make-whole premium and the write-off of debt discount and origination costs was recorded as a loss on early extinguishment of debt within the consolidated statements of operations. The remaining net proceeds were used for general corporate purposes.

Unsecured Lines of Credit Extension
In July 2021, we amended our unsecured lines of credit and extended the maturity date from October 2021 to July 2025, which may be extended by an additional year by exercising two six-month extension options. The amendment eliminated the LIBOR floor, which was previously 0.25%, and entitles us to a one basis point annual reduction in the interest rate if we meet certain sustainability thresholds. Other pricing terms remained the same. The lines provide for borrowings of up to $520.0 million, including a $20.0 million liquidity line and a $500.0 million syndicated line. A 0.20% facility fee is due annually on the entire committed amount of each facility. In certain circumstances, total line capacity may be increased to $1.2 billion through an accordion feature in the syndicated line.

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

Southaven Mortgage
In October 2021, the joint venture that owns the Southaven, Mississippi center exercised its option to extend the maturity of the Southaven, Mississippi mortgage to April 2023 and paid down the principal balance by $11.3 million to $40.1 million. The interest rate remained LIBOR + 1.80%. The center is consolidated for financial reporting purposes and we funded the entire $11.3 million.

Debt Maturities

Maturities and principal amortization of our consolidated existing debt as of December 31, 2023 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2024	$5,130
2025	14,501
2026	407,405
2027	625,000
2028	—
Thereafter	400,000
Subtotal	1,452,036
Net discount and debt origination costs	(12,833)
Total	$1,439,203

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

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2023 and 2022 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Average Fixed Pay Rate	2023	2022
Assets (Liabilities) (1):
Current Derivatives
July 1, 2019	February 1, 2024	$25,000	Daily SOFR	1.7%	$88	$853
January 1, 2021	February 1, 2024	150,000	Daily SOFR	0.5%	692	6,966
January 1, 2021	February 1, 2024	100,000	Daily SOFR	0.2%	497	5,043
March 1, 2021	February 1, 2024	25,000	Daily SOFR	0.2%	124	1,256
Total		$300,000			$1,401	$14,118

Forward Starting Derivatives
February 1, 2024 (2)	February 1, 2026	$75,000	Daily SOFR	3.5%	$670	$—
February 1, 2024 (2)	August 1, 2026	75,000	Daily SOFR	3.7%	54
February 1, 2024 (2)	January 1, 2027	175,000	Daily SOFR	4.2%	(2,435)	—
Total		$325,000			$(1,711)	$—
(1)Asset balances are recorded in prepaids and other assets on the consolidated balance sheets and liabilities are recorded in other liabilities on the consolidated balance sheets.
(2)During 2023, we entered into $325.0 million of forward-starting interest rate swap agreements at an average fixed pay rate of 3.9% with an effective date of February 1, 2024 and maturity dates ranging from February 1, 2026 to January 1, 2027.

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	2023	2022	2021
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$(14,534)	$12,092	$5,383

11.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2023:
Asset:
Interest rate swaps (prepaids and other assets)	2,708	—	2,708	—
Total assets	$2,708	$—	$2,708	$—

Liabilities:
Interest rate swaps (other liabilities)	$(3,018)	$—	$(3,018)	$—
Total liabilities	$(3,018)	$—	$(3,018)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2022:
Assets:
Interest rate swaps (prepaids and other assets)	14,118	—	14,118	—
Total assets	$14,118	$—	$14,118	$—

Liabilities:
Interest rate swaps (other liabilities)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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
Fair value as of December 31, 2023:
Asset:
Long-lived assets	$—	$—	$—	$—

Fair value as of December 31, 2022:
Asset:
Long-lived assets	$—	$—	$—	$—

Fair value as of December 31, 2021:
Asset:
Long-lived assets	$29,460	$—	$—	$29,460

Foxwoods Impairments

During the fourth quarter of 2021, due to a decrease in the estimated hold period and declining operating results, we recorded an additional impairment charge of $7.0 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods outlet center over its estimated fair value. The estimated fair value was based on the income approach.

Discount rates and terminal capitalization rates utilized in the approach above were derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant unobservable inputs in determining the fair value. These inputs are classified under Level 3 in the fair value hierarchy above. Our assumptions during our asset impairment reviews during 2023 remained consistent. Should the significant assumptions utilized above to determine fair value continue to deteriorate, additional impairments in the future could be possible.

The table below summarizes the terminal capitalization rate and discount rate used:

December 31, 2021
Terminal capitalization rate	8.3
Discount rate	9.3

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	918,091	876,542
Level 3 Significant Unobservable Inputs	401,609	391,820
Total fair value of debt	$1,319,700	$1,268,362

Recorded value of debt	$1,439,203	$1,428,494

Our senior unsecured notes are publicly-traded, which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the hierarchy. Our other debt is classified as Level 3 given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all SOFR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

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

12.    Shareholders' Equity of the Company

As discussed in Note 13, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Exchange of Class A limited partnership units	30,024	23,577	33,084

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced February 2021, and was reinstated with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million. We may sell the Common Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Common Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering program for working capital and general corporate purposes. The Company sold 3.5 million Common Shares in 2023 under the ATM Offering program. As of December 31, 2023, we had approximately $220.1 million of Common Shares remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	2023	2022	2021
Number of Common Shares settled during the period	3,494,919	—	10,009,263
Average price per Common Share	$25.75	$—	$18.97
Aggregate gross proceeds (in thousands)	$89,986	$—	$189,868
Aggregate net proceeds after commissions and fees (in thousands)	$88,861	$—	$186,969

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company has not repurchased any shares under this plan. The remaining amount authorized to be repurchased under the program as of December 31, 2023 was $100.0 million of common shares.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2023, 2022 and 2021:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2020	1,000,000	4,794,643	92,569,801	97,364,444
Units withheld for employee income taxes	—	—	(139,293)	(139,293)
Exchange of Class A limited partnership units	—	(33,084)	33,084	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	569,779	569,779
Issuance of units	100,000	—	9,909,263	9,909,263
Options exercised	—	—	42,100	42,100
Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Units withheld for employee income taxes	—	—	(239,824)	(239,824)
Exchange of Class A limited partnership units	—	(23,577)	23,577	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	613,933	613,933
Options exercised	—	—	15,500	15,500
Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Units withheld for employee income taxes	—	—	(379,512)	(379,512)
Exchange of Class A limited partnership units	—	(30,024)	30,024	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,064,400	1,064,400
Issuance of units	50,000	—	3,444,919	3,444,919
Options exercised	—	—	85,500	85,500
Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209

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

In 2023 and 2022, adjustments to the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of Common Shares under the ATM Offering program and upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 13, for the years ended December 31, 2023 and 2022, Non-Company LPs exchanged 30,024 and 23,577 Class A common limited partnership units of the Operating Partnership, respectively, for an equal number of common shares of the Company. The Company did not repurchase any common shares in 2023 and 2022.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2023	2022
Net income attributable to Tanger Inc.	$99,151	$82,063
Decrease in Tanger Inc. paid-in-capital adjustments to noncontrolling interests	(2,916)	(182)
Changes from net income attributable to Tanger Inc. and transfers from noncontrolling interest	$96,235	$81,881

15.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Numerator
Net income attributable to Tanger Inc.	$99,151	$82,063	$9,118
Less allocation of earnings to participating securities	(1,186)	(869)	(804)
Net income available to common shareholders of Tanger Inc.	$97,965	$81,194	$8,314
Denominator
Basic weighted average common shares	104,682	103,687	100,418
Effect of notional units	1,052	1,240	809
Effect of outstanding options	798	709	752
Diluted weighted average common shares	106,532	105,636	101,979
Basic earnings per common share:
Net income	$0.94	$0.78	$0.08
Diluted earnings per common share:
Net income	$0.92	$0.77	$0.08

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the year ended December 31, 2021, approximately 506,000 units were excluded from the computation because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. There were no units excluded from the computation for the years ended December 31, 2023 and 2022, respectively.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2023, 2022 and 2021, approximately 451,000, 513,000 and 332,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

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

16.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per unit amounts):

	2023	2022	2021
Numerator
Net income attributable to partners of the Operating Partnership	$103,634	$85,831	$9,558
Allocation of earnings to participating securities	(1,186)	(869)	(804)
Net income available to common unitholders of the Operating Partnership	$102,448	$84,962	$8,754
Denominator
Basic weighted average common units	109,416	108,446	105,208
Effect of notional units	1,052	1,240	809
Effect of outstanding options	798	709	752
Diluted weighted average common units	111,266	110,395	106,769
Basic earnings per common unit:
Net income	$0.94	$0.78	$0.08
Diluted earnings per common unit:
Net income	$0.92	$0.77	$0.08

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the year ended December 31, 2021, approximately 506,000 units were excluded from the computation because these units would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. There were no units excluded from the computation for the years ended December 31, 2023 and 2022, respectively.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2023, 2022 and 2021, approximately 451,000, 513,000 and 332,000 options were excluded from the computation, respectively.

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

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Effective May 19, 2023, the Plan was amended and restated to, among other things, increase the number of shares authorized for issuance under the plan to 21.3 million shares and extend the term of the plan by an additional ten years. As of December 31, 2023, common shares remaining available for future issuance totaled approximately 3.8 million common shares. The amount and terms of the awards granted under the Plan are determined by the Board (or the Compensation Committee of the Board).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively, as follows (in thousands):

	2023	2022	2021
Restricted common shares	$7,598	$7,654	$7,980
Notional unit performance awards	4,437	4,987	4,406
Options	476	328	366
Total equity-based compensation	$12,511	$12,969	$12,752

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2023	2022	2021
Equity-based compensation expense capitalized	$255	$191	$94

As of December 31, 2023, there was $15.5 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Common Share and Restricted Share Unit Awards

During the years ended 2023, 2022 and 2021, the Company granted approximately 345,000, 513,000 and 485,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The non-employee directors' restricted common shares generally vest ratably over periods ranging from one to three year periods and the senior executive officers' restricted common shares generally vest ratably over periods ranging from three to five years. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2023, 2022 and 2021:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2020	1,120,388	$13.91
Granted (1)	485,105	15.40
Vested	(575,688)	15.90
Forfeited	—	—
Outstanding at December 31, 2021	1,029,805	$13.51
Granted (2)	512,957	17.32
Vested	(545,788)	14.01
Forfeited	(26,591)	15.87
Outstanding at December 31, 2022	970,383	$15.18
Granted (3)	345,297	17.85
Vested	(480,036)	13.21
Forfeited	(31,803)	15.89
Outstanding at December 31, 2023	803,841	$17.47
(1)Includes 68,494 restricted share units.
(2)Includes 36,102 restricted share units.
(3)Includes 22,819 restricted share units.

The table above excludes restricted common shares earned under the 2018, 2019 and 2020 Performance Share Plan. In connection with the 2018 Performance Share Plan, we issued approximately 76,000 restricted common shares in February 2021, with approximately 49,000 vesting during 2021 and the remaining 27,000 vesting in February 2022. In connection with the 2019 Performance Share Plan, we issued approximately 97,000 restricted common shares in February 2022, with approximately 59,000 vesting during 2022 and the remaining 38,000 vesting in February 2023. In connection with the 2020 Performance Share Plan, we issued approximately 759,000 restricted common shares in February 2023, with approximately 444,000 vesting during 2023 and the remaining 315,000 to vest in February 2024. All performance share plan vesting is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The total value of restricted common shares vested during the years ended 2023, 2022 and 2021 was $18.2 million, $10.6 million and $9.4 million, respectively. During the years ended 2023, 2022 and 2021, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 380,000, 240,000 and 139,000 for the years ended 2023, 2022 and 2021, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $7.3 million, $3.7 million and $2.1 million for the years ended 2023, 2022 and 2021, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

Notional Unit Performance Awards

Performance Share Plan

Each year, the Compensation Committee of the Company approves the terms and the number of awards to be granted under the Tanger Inc. Performance Share Plan (the “PSP"), formerly titled the "Outperformance Plan". The PSP is a long-term incentive compensation plan. Recipients may earn units that may convert, subject to the achievement of the goals described below, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. For all recipients, any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The following table sets forth PSP performance targets and other relevant information about each plan:

	2023 PSP(1)				2022 PSP(1)				2021 PSP(1)				2020 PSP(1)
Performance targets
Absolute portion of award:
Percent of total award	33%				33%				33%				33%
Absolute total shareholder return range	26%		-	41%	26%		-	41%	26%		-	41%	37%		-	52%
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Relative portion of award:
Percent of total award	67%				67%				67%				67%
Percentile rank of peer group range	30	th	-	80th	30	th	-	80th	30	th	-	80th	30	th	-	80th
Percentage of units to be earned	20%		-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Maximum number of restricted common shares that may be earned	499,696				555,349				688,824				902,167
Grant date fair value per share	$12.08				$11.68				$9.65				$7.30
April 2020 grant date fair value per share (2)	N/A				N/A				N/A				$3.11
August 2021 grant date fair value per share (3)	N/A				N/A				$12.44				N/A
(1)The number of restricted common shares received under the 2023, 2022, 2021 and 2020 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE Nareit Equity Retail Index.
(2)In April 2020, Mr. Yalof was awarded 205,480 notional units under the 2020 PSP. These awards have the same terms as the awards our executive officers received in February 2020.
(3)In August of 2021, additional awards under the 2021 PSP were granted to recently hired senior executive officers whereby a maximum of approximately 26,000 restricted common shares may be earned.

The fair values of the PSP awards granted during the years ended December 31, 2023, 2022 and 2021 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	PSP	PSP	PSP
	2023	2022	2021
Risk free interest rate (1)	3.90%	1.70%	0.20%
Expected dividend yield (2)	4.6%	5.7%	6.5%
Expected volatility (3)	62%	65%	61%
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

The following table sets forth PSP activity for the years ended December 31, 2023, 2022 and 2021:

Unvested PSP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2020	1,709,774	$9.17
Awarded	668,824	9.76
Earned (1)	(76,478)	12.42
Forfeited	(475,854)	11.03
Outstanding as of December 31, 2021	1,826,266	$8.82
Awarded	556,794	11.68
Earned (1)	(96,592)	12.42
Forfeited	(475,061)	11.44
Outstanding as of December 31, 2022	1,811,407	$8.84
Awarded	499,696	12.08
Earned (1)	(758,814)	7.30
Forfeited	(149,948)	9.87
Outstanding as of December 31, 2023	1,402,341	$10.29
(1)Represents the units under the 2018, 2019 and 2020 PSP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2023 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$5.73	153,700	$5.73	6.69	67,100	$5.73
$7.15	1,000,000	$7.15	6.37	1,000,000	$7.15
$19.37	250,000	$19.37	8.91	—	$—
$21.94	118,000	$21.94	4.20	118,000	$21.94
$32.02	83,300	$32.02	0.01	83,300	$32.02
	1,605,000	$11.30	6.31	1,268,400	$10.08

A summary of option activity under the Plan for the years ended December 31, 2023, 2022 and 2021 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2020	1,805,700	$11.69
Granted	—	—
Exercised	(42,100)	6.31
Forfeited	(168,000)	22.84
Outstanding as of December 31, 2021	1,595,600	$10.68	7.64	$—
Granted	250,000	19.37
Exercised	(15,500)	5.73
Forfeited	(113,300)	17.66
Outstanding as of December 31, 2022	1,716,800	$11.53	6.79	$—
Granted	—	—
Exercised	(85,500)	14.45
Forfeited	(26,300)	16.55
Outstanding as of December 31, 2023	1,605,000	$11.30	6.31	$26,719

Vested and Expected to Vest as of
December 31, 2023	1,597,633	$11.32	6.31	$26,557

Exercisable as of December 31, 2023	1,268,400	$10.08	5.77	$22,728

In November 2022, Michael Bilerman became the Executive Vice President, Chief Financial Officer and Chief Investment Officer of the Company. Mr. Bilerman was granted 250,000 options that have an exercise price of $19.37 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. The options expire 10 years from the date of grant and 50% of the options become exercisable on November 29, 2024, 25% of the options become exercisable on November 29, 2025 and 25% of the options become exercisable on November 29, 2026, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.13 and included the following weighted-average assumptions: expected dividend yield of 5.10%; expected life of 6.8 years; expected volatility of 48%; a risk-free rate of 3.96%; and forfeiture rate of 0.0%.

In September 2020, the Company granted 334,500 options to non-executive employees of the Company. The exercise price of the options granted was $5.73 per share, which equaled the closing market price of the Company's common shares on the day prior to the grant date. The options expire 10 years from the date of grant and 20% of the options become exercisable in each of the first 5 years commencing one year from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $1.03 and included the following weighted-average assumptions: expected dividend yield of 4.93%; expected life of 6.5 years; expected volatility of 34.39%; a risk-free rate of 0.48%; and forfeiture rate of 7.2% dependent upon the employee's position within the Company.

In April 2020, Stephen Yalof became the President and Chief Operating Officer of the Company. Mr. Yalof was granted 1.0 million options that have an exercise price of $7.15 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. As an inducement to his entering into employment with the Company, the options were granted outside of the Company’s shareholder approved equity plan pursuant to New York Stock Exchange rules. The options expire 10 years from the date of the grant and 25% of the options became exercisable on December 31, 2020 with the remaining options vesting ratably on each December 31st through 2023, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $0.42 and included the following weighted-average assumptions: expected dividend yield of 9.86%; expected life of 7.9 years; expected volatility of 30%; a risk-free rate of 0.60%; and forfeiture rate of 0.0%.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2023, 2022 and 2021, we contributed approximately $1.2 million, $968,000 and $867,000, respectively, to the 401(k) Retirement Savings Plan.

18. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2020	$(23,399)	$(3,186)	$(26,585)	$(1,281)	$(173)	$(1,454)
Other comprehensive income (loss) before reclassifications	223	3,776	3,999	30	179	209
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,463	1,362	4,825	167	66	233
Balance December 31, 2021	(19,713)	1,952	(17,761)	(1,084)	72	(1,012)
Other comprehensive income (loss) before reclassifications	(4,803)	14,997	10,194	(267)	725	458
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(3,470)	(3,470)	—	(159)	(159)
Balance December 31, 2022	(24,516)	13,479	(11,037)	(1,351)	638	(713)
Other comprehensive income (loss) before reclassifications	1,431	—	1,431	58	—	58
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(13,913)	(13,913)	—	(619)	(619)
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.1 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2023.

19. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2020	$(24,680)	$(3,359)	$(28,039)
Other comprehensive income (loss) before reclassifications	253	3,955	4,208
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	3,630	1,428	5,058
Balance December 31, 2021	(20,797)	2,024	(18,773)
Other comprehensive income (loss) before reclassifications	(5,070)	15,722	10,652
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(3,629)	(3,629)
Balance December 31, 2022	(25,867)	14,117	(11,750)
Other comprehensive income (loss) before reclassifications	1,491	—	1,491
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(14,534)	(14,534)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.1 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2023.

20.    Supplementary Income Statement Information

The following amounts are included in property operating expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Advertising and promotion	$20,526	$19,848	$20,632
Common area maintenance	61,721	61,106	62,175
Real estate taxes	31,832	31,713	29,592
Other operating expenses	31,468	31,269	28,337
	$145,547	$143,936	$140,736

21.    Lease Agreements

Lessor

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We account for lease and non-lease components as a single component, which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021 we recorded a straight-line rent adjustment of $2.2 million, $1.7 million and $1.9 million, respectively, as an increase to rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized; however, indirect internal leasing costs are expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

As of December 31, 2023, we were the lessor to over 2,400 stores in our 32 consolidated centers, under operating leases with initial terms that expire from 2024 to 2039, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the years ended December 31, 2023, 2022 and 2021, the components of rental revenues are as follows (in thousands):

	2023	2022	2021
Rental revenues - fixed	$343,433	$319,219	$298,095
Rental revenues - variable (1)	95,456	102,200	109,671
Rental revenues	$438,889	$421,419	$407,766
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2023, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

2024	$274,169
2025	215,542
2026	166,269
2027	125,307
2028	83,122
Thereafter	208,304
$1,072,713

Lessee

As of December 31, 2023 and 2022 we have operating lease right-of-use assets $77.4 million and $78.6 million, respectively, and operating lease liabilities of $86.1 million, and $87.5 million, respectively. In 2021, we recorded an impairment charge of $7.0 million in our consolidated statement of operations which equaled the excess of the carrying value of our Foxwoods center over its estimated fair value of which $563,000 of the impairment charge was allocated to the right-of-use asset.

Our non-cancelable operating leases, with terms in excess of one year, have terms, including certain extension options, that expire from 2028 to 2101. Certain extension options, which are reasonably certain at inception, are used in the calculation of our operating lease right-of-use assets based on the economic life of the asset. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The majority of our operating lease expense is related to ground leases at the following centers: Myrtle Beach Hwy 17, Atlantic City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina.

For the years ended December 31, 2023, 2022 and 2021, the components of lease costs are as follows (in thousands):

	2023	2022	2021
Operating lease costs	$5,493	$5,495	$5,511
Short-term lease costs	1,221	1,330	1,465
Variable lease costs (1)	738	948	276
Total lease costs	$7,452	$7,773	$7,252
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

2023
Weighted - average remaining lease term (years)	47.83
Weighted - average discount rate	5.0%

Cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Operating cash outflows related to operating leases	$5,709	$5,669	$5,613

Maturities of lease liabilities as of December 31, 2023 for the next five years and thereafter are as follows (in thousands):

2024	$5,765
2025	5,816
2026	5,854
2027	5,893
2028	4,946
Thereafter	204,366
Total lease payments	$232,640
Less imputed interest	146,564
Present value of lease liabilities	$86,076

22.    Commitments and Contingencies

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

Lease Agreements

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has remained at 97% at December 31, 2022 and 97% at December 31, 2023. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances. We are also party to an executive severance plan with certain other executives that provide for severance payments under certain circumstances.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty. The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2023, the maximum amount of joint venture debt guaranteed by the Company is $10.0 million.

23.    Subsequent Events

Dividends

In January 2024, the Board declared a $0.26 quarterly cash dividend per common share payable on February 15, 2024 to each shareholder of record on January 31, 2024, and a $0.26 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2023 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2023 (2)
Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Asheville	Asheville, NC	$—	$6,092	$56,326	$—	$—	$6,092	$56,326	$62,418	$523	2023 (5)
Atlantic City	Atlantic City, NJ	12,613	—	125,988	—	18,435	—	144,423	144,423	56,067	2011 (5)
Branson	Branson, MO	—	4,407	25,040	396	27,932	4,803	52,972	57,775	39,241	1994
Charleston	Charleston, SC	—	10,353	48,877	—	23,141	10,353	72,018	82,371	41,578	2006
Commerce	Commerce, GA	—	1,262	14,046	707	39,569	1,969	53,615	55,584	41,022	1995
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	9,989	9,913	90,399	100,312	32,478	2016
Deer Park	Deer Park, NY	—	82,413	173,044	—	32,765	82,413	205,809	288,222	76,385	2013 (5)
Foley	Foley, AL	—	4,400	82,410	693	41,094	5,093	123,504	128,597	73,460	2003 (5)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	2,214	11,157	89,239	100,396	28,188	2017
Foxwoods (6)	Mashantucket, CT	—	—	130,941	—	(96,392)	—	34,549	34,549	3,829	2015
Gonzales	Gonzales, LA	—	679	15,895	—	34,897	679	50,792	51,471	40,361	1992
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	4,740	8,180	80,160	88,340	33,016	2015
Hershey	Hershey, PA	—	3,673	48,186	—	16,898	3,673	65,084	68,757	24,985	2011(5)
Hilton Head I	Bluffton, SC	—	4,753	—	—	34,183	4,753	34,183	38,936	20,620	2011
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	18,608	5,128	39,276	44,404	24,350	2003 (5)
Howell	Howell, MI	—	2,250	35,250	—	18,383	2,250	53,633	55,883	33,890	2002 (5)
Huntsville	Huntsville, AL	—	22,432	145,990	—	—	22,432	145,990	168,422	1,427	2023 (5)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	66,253	10,347	86,160	96,507	44,323	1994 (5)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	35,739	2,615	47,540	50,155	33,423	1994
Mebane	Mebane, NC	—	8,821	53,362	—	9,590	8,821	62,952	71,773	37,819	2010
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	—	33,414	—	114,147	114,147	53,115	2009 (5)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	44,565	8,781	101,363	110,144	60,868	2003 (5)
Nashville	Nashville, TN	—	8,772	133,641	—	—	8,772	133,641	142,413	1,390	2023

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2023 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2023(2)
Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	18,086	5,531	109,374	114,905	76,811	2008
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,876	67,860	22,476	142,069	164,545	74,123	2003 (5)
Riverhead	Riverhead, NY	—	—	36,374	6,152	144,602	6,152	180,976	187,128	125,084	1993
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	66,925	4,102	76,365	80,467	52,230	1993
Savannah	Pooler, GA	—	8,432	167,780	—	19,313	8,432	187,093	195,525	47,734	2016 (5)
Sevierville	Sevierville, TN	—	—	18,495	—	57,470	—	75,965	75,965	50,809	1997 (5)
Southaven	Southaven, MS	51,428	14,959	50,511	—	(1,669)	14,959	48,842	63,801	26,034	2015
Tilton	Tilton, NH	—	1,800	24,838	28	17,732	1,828	42,570	44,398	24,692	2003 (5)
Westgate	Glendale, AZ	—	19,037	140,337	2,558	24,746	21,595	165,083	186,678	37,214	2016 (5)
Other	Various	—	306	1,495	—	28	306	1,523	1,829	1,175	Various
		$64,041	$282,178	$2,136,525	$21,427	$831,110	$303,605	$2,967,635	$3,271,240	$1,318,264
(1)Includes impairment charges that reduce the asset value.
(2)Aggregate cost for federal income tax purposes is approximately $3.4 billion.
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

TANGER INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2023
(in thousands)

The changes in total real estate for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, beginning of year	$2,855,871	$2,800,758	$2,793,372
Improvements	188,863	92,828	37,218
Impairment charges	—	—	(8,574)
Acquisitions	230,840	—	—
Dispositions and other	(4,334)	(37,715)	(21,258)
Balance, end of year	$3,271,240	$2,855,871	$2,800,758

The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, beginning of year	$1,224,962	$1,145,388	$1,054,993
Depreciation for the period	97,636	97,916	96,990
Impairment charges	—	—	(2,160)
Dispositions and other	(4,334)	(18,342)	(4,435)
Balance, end of year	$1,318,264	$1,224,962	$1,145,388