Form 10-Q
period 2024-03-31
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2024-05-01
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 1-11986 (Tanger Inc.)
Commission file number: 333-3526-01 (Tanger Properties Limited Partnership)

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

As of April 29, 2024, there were 109,352,636 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2024 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

The Company is one of the leading owners and operators of outlet and open-air retail centers in the United States and Canada. The Company is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), which, through its controlling interest in the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. The shopping centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and properties of the Company are also descriptions of the business, employees and properties of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we are required to present a separate set of financial statements for this entity.

The Company, including Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2024, the Company and its wholly owned subsidiaries owned 109,366,452 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

Management operates the Company and the Operating Partnership as one enterprise. The management of the Company consists of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership.

We believe combining the Quarterly Reports on Form 10-Q of the Company and the Operating Partnership into this single Quarterly Report provides the following benefits:

•enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•creating time and cost efficiencies through the preparation of one combined Quarterly Report instead of two separate Quarterly Reports.

There are only a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this Quarterly Report. We believe it is important, however, to understand these differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company.

As stated above, the Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership, including through its wholly-owned subsidiary, Tanger LP Trust. As a result, the Company does not conduct business itself, other than issuing public equity from time to time and incurring expenses required to operate as a public company. However, all operating expenses incurred by the Company are reimbursed by the Operating Partnership, thus the only material item on the Company’s income statement is its equity in the earnings of the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. The Company itself does not hold any indebtedness but does guarantee certain debt of the Operating Partnership, as disclosed in this Quarterly Report.
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

To help investors understand the significant differences between the Company and the Operating Partnership, this Quarterly Report presents the following separate sections for each of the Company and the Operating Partnership:

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

•Shareholders’ Equity and Partners’ Equity;

•Earnings Per Share and Earnings Per Unit;

•Accumulated Other Comprehensive Income of the Company and the Operating Partnership; and

•Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and Exhibit 32 certifications for each of the Company and the Operating Partnership in order to establish that the Principal Executive Officer and the Principal Financial Officer of each entity have made the requisite certifications and that the Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

The separate sections in this Quarterly Report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this Quarterly Report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The separate discussions of the Company and the Operating Partnership in this Quarterly Report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Rental property:
Land	$303,605	$303,605
Buildings, improvements and fixtures	2,944,077	2,938,434
Construction in progress	39,249	29,201
	3,286,931	3,271,240
Accumulated depreciation	(1,347,011)	(1,318,264)
Total rental property, net	1,939,920	1,952,976
Cash and cash equivalents	8,137	12,778
Short-term investments	7,739	9,187
Investments in unconsolidated joint ventures	71,701	71,900
Deferred lease costs and other intangibles, net	86,436	91,269
Operating lease right-of-use assets	77,082	77,400
Prepaids and other assets	110,151	108,609
Total assets	$2,301,166	$2,324,119
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,040,310	$1,039,840
Unsecured term loan, net	322,537	322,322
Mortgages payable, net	62,772	64,041
Unsecured lines of credit	46,000	13,000
Total debt	1,471,619	1,439,203
Accounts payable and accrued expenses	77,922	118,505
Operating lease liabilities	85,757	86,076
Other liabilities	86,145	89,022
Total liabilities	1,721,443	1,732,806
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 109,366,452 and 108,793,251 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,094	1,088
Paid in capital	1,073,313	1,079,387
Accumulated distributions in excess of net income	(497,330)	(490,171)
Accumulated other comprehensive loss	(21,280)	(23,519)
Equity attributable to Tanger Inc.	555,797	566,785
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	23,926	24,528
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	579,723	591,313
Total liabilities and equity	$2,301,166	$2,324,119
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Rental revenues	$117,809	$103,582
Management, leasing and other services	2,278	1,914
Other revenues	3,284	3,447
Total revenues	123,371	108,943
Expenses:
Property operating	35,465	33,148
General and administrative	19,490	17,434
Depreciation and amortization	33,860	25,893
Total expenses	88,815	76,475
Other income (expense):
Interest expense	(14,353)	(12,343)
Other income (expense)	587	2,800
Total other income (expense)	(13,766)	(9,543)
Income before equity in earnings of unconsolidated joint ventures	20,790	22,925
Equity in earnings of unconsolidated joint ventures	2,516	1,935
Net income	23,306	24,860
Noncontrolling interests in Operating Partnership	(973)	(1,071)
Noncontrolling interests in other consolidated partnerships	80	(248)
Net income attributable to Tanger Inc.	$22,413	$23,541

Basic earnings per common share:
Net income	$0.20	$0.22
Diluted earnings per common share:
Net income	$0.20	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2024	2023
Net income	$23,306	$24,860
Other comprehensive income (loss):
Foreign currency translation adjustments	(874)	162
Change in fair value of cash flow hedges	3,209	(3,426)
Other comprehensive income (loss)	2,335	(3,264)
Comprehensive income	25,641	21,596
Comprehensive income attributable to noncontrolling interests	(1,069)	(248)
Comprehensive income attributable to Tanger Inc.	$24,572	$21,348
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	23,541	—	23,541	1,071	248	24,860
Other comprehensive loss	—	—	—	(3,122)	(3,122)	(142)	—	(3,264)
Compensation under Incentive Award Plan	—	2,323	—	—	2,323	—	—	2,323
Issuance of 2,600 common shares upon exercise of options	—	15	—	—	15	—	—	15
Grant of 1,116,372 restricted common share awards, net of forfeitures	11	(11)	—	—	—	—	—	—
Withholding of 300,639 common shares for employee income taxes	(3)	(5,646)	—	—	(5,649)	—	—	(5,649)
Adjustment for noncontrolling interests in Operating Partnership	—	381	—	—	381	(381)	—	—
Common dividends ($0.22 per share)	—	—	(24,623)	—	(24,623)	—	—	(24,623)
Distributions to noncontrolling interests	—	—	—	—	—	(1,042)	(248)	(1,290)
Balance, March 31, 2023	$1,053	$984,254	$(486,639)	$(14,159)	$484,509	$21,797	$—	$506,306

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	22,413	—	22,413	973	(80)	23,306
Other comprehensive income	—	—	—	2,239	2,239	96	—	2,335
Compensation under Incentive Award Plan	—	3,571	—	—	3,571	—	—	3,571
Issuance of 24,100 common shares upon exercise of options	—	438	—	—	438	—	—	438
Grant of 788,531 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 375,899 common shares for employee income taxes	(3)	(10,521)	—	—	(10,524)	—	—	(10,524)
Contributions from noncontrolling interests	—	—	—	—	—	—	80	80
Adjustment for noncontrolling interests in other consolidated partnerships	—	447	—	—	447	(447)	—	—
Common dividends ($0.26 per share)	—	—	(29,572)	—	(29,572)	—	—	(29,572)
Distributions to noncontrolling interests	—	—	—	—	—	(1,224)	—	(1,224)
Balance, March 31, 2024	$1,094	$1,073,313	$(497,330)	$(21,280)	$555,797	$23,926	$—	$579,723
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$23,306	$24,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,860	25,893
Amortization of deferred financing costs	832	808
Equity in earnings of unconsolidated joint ventures	(2,516)	(1,935)
Equity-based compensation expense	3,497	2,271
Amortization of debt discounts, net	174	144
Amortization (accretion) of market rent rate adjustments, net	95	134
Straight-line rent adjustments	511	680
Distributions of cumulative earnings from unconsolidated joint ventures	1,604	2,007
Changes in other assets and liabilities:
Other assets	7,026	6,064
Accounts payable and accrued expenses	(37,308)	(35,352)
Net cash provided by operating activities	31,081	25,574
INVESTING ACTIVITIES
Additions to rental property	(24,816)	(25,940)
Proceeds from short-term investments	1,448	19,504
Additions to non-real estate assets	(2,378)	(370)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,002	2,556
Additions to deferred lease costs	(498)	(694)
Payments for other investing activities	(2,940)	—
Proceeds from other investing activities	1,883	3,071
Net cash used in investing activities	(26,299)	(1,873)
FINANCING ACTIVITIES
Cash dividends paid	(29,572)	(24,623)
Distributions to noncontrolling interests in Operating Partnership	(1,224)	(1,042)
Proceeds from revolving credit facility	117,000	—
Repayments of revolving credit facility	(84,000)	—
Repayments of notes, mortgages and loans	(1,247)	(1,160)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(10,524)	(5,649)
Additions to deferred financing costs	—	(17)
Proceeds from exercise of options	438	15
Payment for other financing activities	(287)	(287)
Contributions from noncontrolling interests in other consolidated partnerships	80	—
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)
Net cash used in financing activities	(9,336)	(33,011)
Effect of foreign currency rate changes on cash and cash equivalents	(87)	7
Net decrease in cash and cash equivalents	(4,641)	(9,303)
Cash and cash equivalents, beginning of period	12,778	212,124
Cash and cash equivalents, end of period	$8,137	$202,821
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2024	December 31, 2023
Assets
Rental property:
Land	$303,605	$303,605
Buildings, improvements and fixtures	2,944,077	2,938,434
Construction in progress	39,249	29,201
	3,286,931	3,271,240
Accumulated depreciation	(1,347,011)	(1,318,264)
Total rental property, net	1,939,920	1,952,976
Cash and cash equivalents	7,758	12,572
Short-term investments	7,739	9,187
Investments in unconsolidated joint ventures	71,701	71,900
Deferred lease costs and other intangibles, net	86,436	91,269
Operating lease right-of-use assets	77,082	77,400
Prepaids and other assets	110,096	108,157
Total assets	$2,300,732	$2,323,461
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,040,310	$1,039,840
Unsecured term loan, net	322,537	322,322
Mortgages payable, net	62,772	64,041
Unsecured lines of credit	46,000	13,000
Total debt	1,471,619	1,439,203
Accounts payable and accrued expenses	77,488	117,847
Operating lease liabilities	85,757	86,076
Other liabilities	86,145	89,022
Total liabilities	1,721,009	1,732,148
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,150,000 units outstanding at March 31, 2024 and 1,150,000 units at December 31, 2023, respectively	5,713	5,776
Limited partners, 4,707,958 and 4,707,958 Class A common units, and 108,216,452 and 107,643,251 Class B common units outstanding at March 31, 2024 and December 31, 2023, respectively	596,468	610,330
Accumulated other comprehensive loss	(22,458)	(24,793)
Total partners’ equity	579,723	591,313
Noncontrolling interests in consolidated partnerships	—	—
Total equity	579,723	591,313
Total liabilities and equity	$2,300,732	$2,323,461
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Rental revenues	$117,809	$103,582
Management, leasing and other services	2,278	1,914
Other revenues	3,284	3,447
Total revenues	123,371	108,943
Expenses:
Property operating	35,465	33,148
General and administrative	19,490	17,434
Depreciation and amortization	33,860	25,893
Total expenses	88,815	76,475
Other income (expense):
Interest expense	(14,353)	(12,343)
Other income (expense)	587	2,800
Total other income (expense)	(13,766)	(9,543)
Income before equity in earnings of unconsolidated joint ventures	20,790	22,925
Equity in earnings of unconsolidated joint ventures	2,516	1,935
Net income	23,306	24,860
Noncontrolling interests in consolidated partnerships	80	(248)
Net income available to partners	23,386	24,612
Net income available to limited partners	23,150	24,366
Net income available to general partner	$236	$246

Basic earnings per common unit:
Net income	$0.20	$0.22
Diluted earnings per common unit:
Net income	$0.20	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2024	2023
Net income	$23,306	$24,860
Other comprehensive income (loss):
Foreign currency translation adjustments	(874)	162
Changes in fair value of cash flow hedges	3,209	(3,426)
Other comprehensive income (loss)	2,335	(3,264)
Comprehensive income	25,641	21,596
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	80	(248)
Comprehensive income attributable to the Operating Partnership	$25,721	$21,348
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	246	24,366	—	24,612	248	$24,860
Other comprehensive loss	—	—	(3,264)	(3,264)	—	(3,264)
Compensation under Incentive Award Plan	—	2,323	—	2,323	—	2,323
Issuance of 2,600 common units upon exercise of options	—	15	—	15	—	15
Grant of 1,116,372 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 300,639 common units for employee income taxes	—	(5,649)	—	(5,649)	—	(5,649)
Common distributions ($0.22 per unit)	(242)	(25,423)	—	(25,665)	(248)	(25,913)
Balance, March 31, 2023	$4,520	$516,800	$(15,014)	$506,306	$—	$506,306

	General partner	Limited partners	Accumulated other comprehensive income	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
Net income	236	23,150	—	23,386	(80)	$23,306
Other comprehensive income	—	—	2,335	2,335	—	2,335
Compensation under Incentive Award Plan	—	3,571	—	3,571	—	3,571
Issuance of 24,100 common units upon exercise of options	—	438	—	438	—	$438
Grant of 788,531 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 136,469 deferred units	—	—	—	—	—	—
Withholding of 375,899 common units for employee income taxes	—	(10,524)	—	(10,524)	—	(10,524)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	80	80
Common distributions ($0.26 per unit)	(299)	(30,497)	—	(30,796)		(30,796)
Balance, March 31, 2024	$5,713	$596,468	$(22,458)	$579,723	$—	$579,723
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$23,306	$24,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,860	25,893
Amortization of deferred financing costs	832	808
Equity in earnings of unconsolidated joint ventures	(2,516)	(1,935)
Equity-based compensation expense	3,497	2,271
Amortization of debt (premiums) and discounts, net	174	144
Amortization (accretion) of market rent rate adjustments, net	95	134
Straight-line rent adjustments	511	680
Distributions of cumulative earnings from unconsolidated joint ventures	1,604	2,007
Changes in other assets and liabilities:
Other assets	6,628	6,064
Accounts payable and accrued expenses	(37,083)	(35,431)
Net cash provided by operating activities	30,908	25,495
INVESTING ACTIVITIES
Additions to rental property	(24,816)	(25,940)
Proceeds from short-term investments	1,448	19,504
Additions to non-real estate assets	(2,378)	(370)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,002	2,556
Additions to deferred lease costs	(498)	(694)
Payments for other investing activities	(2,940)	—
Proceeds from other investing activities	1,883	3,071
Net cash used in investing activities	(26,299)	(1,873)
FINANCING ACTIVITIES
Cash distributions paid	(30,796)	(25,665)
Proceeds from revolving credit facility	117,000	—
Repayments of revolving credit facility	(84,000)	—
Repayments of notes, mortgages and loans	(1,247)	(1,160)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(10,524)	(5,649)
Additions to deferred financing costs	—	(17)
Proceeds from exercise of options	438	15
Payment for other financing activities	(287)	(287)
Contributions from noncontrolling interests in other consolidated partnerships	80	—
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)
Net cash used in financing activities	(9,336)	(33,011)
Effect of foreign currency on cash and cash equivalents	(87)	7
Net decrease in cash and cash equivalents	(4,814)	(9,382)
Cash and cash equivalents, beginning of period	12,572	212,011
Cash and cash equivalents, end of period	$7,758	$202,629
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of March 31, 2024, we owned and operated 31 consolidated outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet, which were 97% occupied and contained over 2,400 stores representing approximately 660 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. The portfolio also includes two managed centers, totaling approximately 760,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

Our shopping centers and other assets are held by, and all of our operations are conducted by the Operating Partnership. Accordingly, the descriptions of our business, employees and assets are also descriptions of the business, employees and assets of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires. On November 16, 2023, we changed our legal name from Tanger Factory Outlet Centers, Inc. to Tanger, Inc. We refer to Tanger Inc.’s current legal name throughout this Quarterly Report on Form 10-Q.

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2024, the Company and its wholly-owned subsidiaries owned 109,366,452 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 balance sheet data in this Form 10-Q was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Investments in real estate joint ventures that we do not control, but may exercise significant influence on, are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for our equity in the joint venture’s net income or loss, cash contributions, distributions and other adjustments required under the equity method of accounting.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $48.4 million as of March 31, 2024.

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

Our Atlantic City center has an estimated fair value less than its recorded carrying value of approximately $109.9 million. However, based on our current plan with respect to that center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If in the future we reduce our estimate of cash flow projections, we may need to record an asset impairment. We have not materially changed the assumptions used in the analysis during the first quarter of 2024. However, we can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2024
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$71.7	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.0)	98.8
National Harbor(2)	National Harbor, MD	50.0%	341	(13.2)	92.9
Galveston/Houston (2)	Texas City, TX	50.0%	353	(12.7)	57.2
Columbus(2)	Columbus, OH	50.0%	355	(3.9)	70.4
		50.0%	1,448	$(50.8)	$319.3

As of December 31, 2023
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	71.9	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(20.8)	$99.2
National Harbor(2)	National Harbor, MD	50.0%	341	(13.7)	93.3
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.0)	57.1
Columbus(2)	Columbus, OH	50.0%	355	(3.4)	70.4
		50.0%	1,448	$(50.9)	$320.0
(1)Net of debt origination costs of $2.0 million as of March 31, 2024 and $2.1 million as of December 31, 2023.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Fee:
Management and marketing	$557	$545
Leasing and other fees	105	45
Expense reimbursements from unconsolidated joint ventures	1,119	1,077
Total Fees	$1,781	$1,667

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.7 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Land	$81,254	$82,962
Buildings, improvements and fixtures	463,592	466,496
Construction in progress	134	223
	544,980	549,681
Accumulated depreciation	(206,826)	(203,395)
Total rental property, net	338,154	346,286
Cash and cash equivalents	14,188	14,040
Deferred lease costs and other intangibles, net	2,638	2,637
Prepaids and other assets	9,534	11,616
Total assets	$364,514	$374,579
Liabilities and Owners’ Equity
Mortgages payable, net	$319,290	$319,957
Accounts payable and other liabilities	13,015	16,013
Total liabilities	332,305	335,970
Owners’ equity	32,209	38,609
Total liabilities and owners’ equity	$364,514	$374,579

	Three months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	March 31,
	2024	2023
Revenues	$22,496	$22,128
Expenses:
Property operating	7,992	8,472
General and administrative	116	142
Depreciation and amortization	5,080	5,239
Total expenses	13,188	13,853
Other income (expense):
Interest expense	(4,540)	(4,400)
Other income	264	139
Total other expense	(4,276)	(4,261)
Net income	$5,032	$4,014
The Company and Operating Partnership’s share of:
Net income	$2,516	$1,935
Depreciation and amortization (real estate related)	$2,540	$2,670

4. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $520.0 million as of March 31, 2024. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2024	December 31, 2023
Unsecured lines of credit	$46,000	$13,000
Unsecured term loan	$325,000	$325,000

5. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

					As of		As of
					March 31, 2024		December 31, 2023
	Stated Interest Rate(s)			Maturity Date	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026	$350,000	$348,613	$350,000	$348,467
Senior notes	3.875%			July 2027	300,000	298,649	300,000	298,546
Senior notes	2.750%			September 2031	400,000	393,048	400,000	392,827

Unsecured term loan	Adj SOFR	+	0.95%	January 2027	325,000	322,537	325,000	322,322

Mortgages payable:
Atlantic City (2) (3)	6.44%	-	7.65%	December 2024- December 2026	11,088	11,320	12,336	12,613
Southaven	Adj SOFR	+	2.00%	October 2026	51,700	51,452	51,700	51,428

Unsecured lines of credit (4)	Adj SOFR	+	1.00%	July 2025	46,000	46,000	13,000	13,000
Total					$1,483,788	$1,471,619	$1,452,036	$1,439,203
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $12.2 million and $12.8 million as of March 31, 2024 and December 31, 2023, respectively. This excludes $1.8 million and $2.1 million of unamortized debt origination costs related to the unsecured lines of credit for the periods ended March 31, 2024 and December 31, 2023, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)See Note 18 to the consolidated financial statements for further details of our unsecured lines of credit.

Certain of our properties, which had a net book value of approximately $139.2 million at March 31, 2024, serve as collateral for mortgages payable. As of March 31, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of March 31, 2024 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of March 31, 2024, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of March 31, 2024 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2024	$3,882
2025	47,501
2026	407,405
2027	625,000
2028	—
Thereafter	400,000
Subtotal	1,483,788
Net discount and debt origination costs	(12,169)
Total	$1,471,619
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

6. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2024	December 31, 2023
Assets (Liabilities)(1):
July 1, 2019	February 1, 2024	$25,000	Daily SOFR	1.7%	$—	$88
January 1, 2021	February 1, 2024	150,000	Daily SOFR	0.5%	—	692
January 1, 2021	February 1, 2024	100,000	Daily SOFR	0.2%	—	497
March 1, 2021	February 1, 2024	25,000	Daily SOFR	0.2%	—	124
Total		$300,000		0.5%	$—	$1,401

February 1, 2024	February 1, 2026	75,000	Daily SOFR	3.5%	1,435	670
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	1,057	54
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	334	(2,435)
Total		$325,000		3.9%	$2,826	$(1,711)

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2024	2023
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$3,209	$(3,426)

7. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2024:
Assets:
Interest rate swaps (prepaids and other assets)	$3,297	—	$3,297	—
Total assets	$3,297	$—	$3,297	$—

Liabilities:
Interest rate swaps (other liabilities)	$(471)	$—	$(471)	$—
Total liabilities	$(471)	$—	$(471)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2023:
Asset:
Interest rate swaps (prepaids and other assets)	$2,708	$—	$2,708	$—
Total assets	$2,708	$—	$2,708	$—

Liabilities:
Interest rate swaps (other liabilities)	$(3,018)	$—	$(3,018)	$—
Total liabilities	$(3,018)	$—	$(3,018)	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2024	December 31, 2023
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	939,591	918,091
Level 3 Significant Unobservable Inputs	433,380	401,609
Total fair value of debt	$1,372,971	$1,319,700

Recorded value of debt	$1,471,619	$1,439,203

Our senior unsecured notes are publicly-traded which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the hierarchy. Our other debt is classified as Level 3 given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all Secured Overnight Financing Rate (“(“SOFR”) based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

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

8. Shareholders’ Equity of the Company

Dividend Declaration

In January 2024, the Company's Board of Directors (the “Board”) declared a $0.26 cash dividend per common share payable on February 15, 2024 to each shareholder of record on January 31, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.26 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced February 2021, and was replaced with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate purposes. As of March 31, 2024, we had approximately $220.1 million of common shares remaining available for sale under the ATM Offering program. There were no sales of our common shares during the first quarters of 2024 or 2023.

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding common shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares in both the three months ended March 31, 2024 and March 31, 2023. The remaining amount of common shares authorized to be repurchased under the program as of March 31, 2024 was approximately $100.0 million.

9. Partners’ Equity of the Operating Partnership

All operating partnership units issued by the Operating Partnership have equal rights with respect to earnings, dividends and net assets. When the Company issues common shares upon the exercise of options, the grant of restricted common share awards, or the exchange of Class A common limited partnership units, the Operating Partnership issues a corresponding Class B common limited partnership unit to Tanger LP Trust, a wholly-owned subsidiary of the Company. Likewise, when the Company repurchases its outstanding common shares, the Operating Partnership repurchases a corresponding amount of Class B common limited partnership units held by Tanger LP Trust.

The following table sets forth the changes in outstanding partnership units for three months ended March 31, 2024 and March 31, 2023:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Options exercised	—	—	2,600	2,600
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,116,372	1,116,372
Units withheld for employee income taxes	—	—	(300,639)	(300,639)
Balance March 31, 2023	1,100,000	4,737,982	104,216,253	108,954,235

Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Options exercised	—	—	24,100	24,100
Grant of restricted common share awards by the Company, net of forfeitures	—	—	788,531	788,531
Issuance of deferred share units	—	—	136,469	136,469
Units withheld for employee income taxes	—	—	(375,899)	(375,899)
Balance March 31, 2024	1,150,000	4,707,958	108,216,452	112,924,410

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net income attributable to Tanger Inc.	$22,413	$23,541
Less allocation of earnings to participating securities	(231)	(199)
Net income available to common shareholders of Tanger Inc.	$22,182	$23,342
Denominator:
Basic weighted average common shares	108,369	104,088
Effect of notional units	731	693
Effect of outstanding options	923	741
Diluted weighted average common shares	110,023	105,522
Basic earnings per common share:
Net income	$0.20	$0.22
Diluted earnings per common share:
Net income	$0.20	$0.22

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2024, approximately 122,375 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive. For the three months ended March 31, 2023, no notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2024, no options were excluded from the computation and for the three months ended March 2023, approximately 503,300 options were excluded from the computation as they were anti-dilutive.

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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net income attributable to partners of the Operating Partnership	$23,386	$24,612
Less allocation of earnings to participating securities	(231)	(199)
Net income available to common unitholders of the Operating Partnership	$23,155	$24,413
Denominator:
Basic weighted average common units	113,077	108,826
Effect of notional units	731	693
Effect of outstanding options	923	741
Diluted weighted average common units	114,731	110,260
Basic earnings per common unit:
Net income	$0.20	$0.22
Diluted earnings per common unit:
Net income	$0.20	$0.22

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2024. approximately 122,375 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive. For the three months ended March 31, 2023, no notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2024, no options were excluded from the computation and for the three months ended March 31, 2023, approximately 503,300 options were excluded from the computation, as they were anti-dilutive.

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

12. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Per the Operating Partnership’s limited partnership agreement, when a common share is issued by the Company, the Operating Partnership issues one corresponding operating partnership unit to the Company’s wholly-owned subsidiary, the Tanger LP Trust. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Restricted common shares	$2,359	$1,755
Notional unit performance awards	1,051	384
Options	87	132
Total equity-based compensation	$3,497	$2,271

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Equity-based compensation expense capitalized	$74	$52

Restricted Common Share and Restricted Share Unit Awards

During February 2024, the Company granted approximately 253,000 restricted common shares to the Company’s non-employee directors and the Company’s executive officers. The grant date fair value of the awards was $26.78 per share. The restricted common shares vest ratably over a three year period on February 15th of each year for executive officers and over a one year period on February 15th for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 376,000 and 301,000 for the three months ended March 31, 2024 and 2023, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $10.5 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2024 Performance Share Plan

During 2024, the Compensation Committee of the Company approved the general terms of the Tanger Inc. 2024 Performance Share Plan (the “2024 PSP”) covering the Company's executive officers whereby a maximum of approximately 367,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three year measurement period. The 2024 PSP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, (c) due to death or disability).

The following table sets forth 2024 PSP performance targets and other relevant information about the 2024 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26%	-	40.5%
Percentage of units to be earned	20%	-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30th	-	80th
Percentage of units to be earned	20%	-	100%

Maximum number of restricted common shares that may be earned	367,000
February grant date fair value per share	$16.36
(1)The number of restricted common shares received under the 2024 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE NAREIT Retail Index.

The fair values of the 2024 PSP awards granted during the three months ended March 31, 2024 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	4.4%
Expected dividend yield (2)	4.3%
Expected volatility (3)	37%
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

2021 Performance Share Plan

In February 2024, the measurement period for the 2021 Performance Share Plan (the “2021 PSP") expired. Based on the Company’s absolute share price appreciation and relative total shareholder return over the three year measurement period, we issued 479,097 restricted common shares in February 2024, with 343,996 vesting immediately and the remaining 135,101 vesting in February 2025. All performance share plan vesting is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

13. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)
Other comprehensive income before reclassifications	(838)	—	(838)	(36)	—	(36)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	3,077	3,077	—	131	131
Balance March 31, 2024	$(23,923)	$2,643	$(21,280)	$(1,329)	$150	$(1,179)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)
Other comprehensive loss before reclassifications	155	—	155	9	—	9
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	(3,277)	(3,277)	—	(149)	(149)
Balance March 31, 2023	$(24,361)	$10,202	$(14,159)	$(1,342)	$489	$(853)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $3.1 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2024.

14. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)
Other comprehensive income before reclassifications	(874)	—	(874)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) interest expense for cash flow hedges	—	3,209	3,209
Balance March 31, 2024	$(25,250)	$2,792	$(22,458)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)
Other comprehensive loss before reclassifications	164	—	164
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	(3,426)	(3,426)
Balance March 31, 2023	$(25,703)	$10,691	$(15,012)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $3.1 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2024.

15.    Lease Agreements

As of March 31, 2024, we were the lessor to approximately 2,400 stores in our 32 consolidated centers, under operating leases with initial terms that expire from 2024 to 2039, with certain agreements containing extension options. We also have certain agreements that require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Rental revenues - fixed	$95,979	$81,887
Rental revenues - variable (1)	21,830	21,695
Rental revenues	$117,809	$103,582
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

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2024	March 31, 2023
Costs relating to construction included in accounts payable and accrued expenses	$23,587	$30,331

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Interest paid	$20,640	$18,352

17. New Accounting Pronouncements

Recently issued accounting standards

On August 22, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, an update to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We are evaluating the impact of ASU 2023-05 on our consolidated financial statements. We will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

18. Subsequent Events

Unsecured Lines of Credit Recast

In April 2024, the Operating Partnership entered into amendments to its unsecured lines of credit, which, among other things, increased the borrowing capacity from $520 million to $620 million, with an accordion feature to increase total borrowing capacity to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

Dividend Declaration

In April 2024, the Board declared a $0.275 cash dividend per common share payable on May 15, 2024 to each shareholder of record on April 30, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2024 with the three months ended March 31, 2023. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Such forward-looking statements include, but are not limited to, risks related to pandemics, supply chain and labor issues and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; interest rates, the possibility of future asset impairments, development initiatives and strategic partnerships, the anticipated impact of the Company’s newly acquired assets in Huntsville and Asheville, as well as its newly opened Nashville development, compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should exercise caution in relying on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

Other important factors that may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new retail centers or expand existing retail centers successfully; risks related to the economic performance and market value of our retail centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our acquisitions or dispositions of assets may not achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers; the diversification of our tenant mix and our entry into the operation of full price retail may not achieve our expected results; environmental regulations affecting our business; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to the impact of macroeconomic conditions, including rising interest rates and inflation, on our tenants and on our business, financial condition, liquidity, results of operations and compliance with debt covenants; our dependence on rental income from real property; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; increased costs and reputational harm associated with the increased focus on environmental, sustainability and social initiatives; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism on our systems; the uncertainties of costs to comply with regulatory changes (including potential costs to comply with proposed rules of the SEC to standardize climate-related disclosures); and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of March 31, 2024, we owned and operated 31 consolidated outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2023 to March 31, 2024 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2023		11,353	29	2,113	6	457	1
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	301	1
Nashville, Tennessee	Fourth Quarter	291	1	—	—	—	—
Asheville, North Carolina	Fourth Quarter	382	1	—	—	—	—
Huntsville, Alabama	Fourth Quarter	651	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2023		12,690	32	2,113	6	758	2
Other		2	—	—	—	—	—
As of March 31, 2024		12,692	32	2,113	6	758	2

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of March 31, 2024. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Tanger Outlets Deer Park	Deer Park, NY	100	739,148	99.7
Tanger Outlets Riverhead	Riverhead, NY (1)	100	729,280	93.3
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,942	88.2
Tanger Outlets Foley	Foley, AL	100	554,736	93.4
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (1)	100	547,937	99.4
Tanger Outlets Atlantic City	Atlantic City, NJ (1) (3)	100	484,748	90.6
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	100.0
Tanger Outlets Sevierville	Sevierville, TN (1)	100	449,968	97.5
Tanger Outlets Savannah	Savannah, GA	100	449,583	100.0
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	96.7
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	98.1
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (1)	100	404,710	97.8
Tanger Outlets Charleston	Charleston, SC	100	386,328	98.3
Tanger Outlets Asheville	Asheville, NC	100	381,600	94.0
Tanger Outlets Lancaster	Lancaster, PA	100	376,203	100.0
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	100.0
Tanger Outlets Commerce	Commerce, GA	100	371,408	97.2
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	96.3
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,834	100.0
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	99.1
Tanger Outlets Memphis	Southaven, MS (2) (3)	50	324,801	100.0
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	98.1
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	99.1
Tanger Outlets Mebane	Mebane, NC	100	319,762	97.6
Tanger Outlets Howell	Howell, MI	100	314,438	83.9
Tanger Outlets Foxwoods	Mashantucket, CT (1)	100	311,229	88.8
Tanger Outlets Nashville	Nashville, TN	100	290,651	95.3
Tanger Outlets Tilton	Tilton, NH	100	250,558	93.7
Tanger Outlets Hershey	Hershey, PA	100	249,696	100.0
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	97.2
Tanger Outlets Hilton Head I	Hilton Head, SC	100	181,687	98.6
	Totals		12,691,599	96.5 (5)
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 4 and 5 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.
(5)Total excludes the Nashville, TN center which opened in October 2023 and has yet to stabilize.

Unconsolidated joint venture properties	Legal	Square	%
Location	Ownership %	Feet (4)	Occupied (4)
Charlotte, North Carolina (1)	50	398,368	96
Ottawa, Ontario	50	357,213	96
Columbus, Ohio (1)	50	355,245	100
Texas City, Texas (Galveston/Houston) (1)	50	352,705	98
National Harbor, Maryland (1)	50	341,156	100
Cookstown, Ontario	50	307,883	94
Total		2,112,570	97
(1)Property encumbered by a mortgage. See Note 3 to the consolidated financial statements for further details of the joint venture debt obligations.

Location	Square Feet
Managed Properties
Palm Beach, Florida	758,156

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended March 31, 2024 and 2023:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2024	397	1,887	$39.38	13.6%	$6.90	3.43
2023	304	1,358	$34.38	14.1%	$2.96	3.76

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2024	465	2,138	$39.55		$10.74	3.70
2023	362	1,565	$34.53		$9.08	4.36
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

NET INCOME
Net income decreased $1.6 million in the 2024 period to $23.3 million as compared to net income of $24.9 million for the 2023 period. Significant items impacting the comparability of the two periods include the following:

•higher depreciation and amortization from the opening of our center in Nashville, TN and the acquisition of centers in Huntsville, AL and Asheville, NC during the fourth quarter of 2024
•higher general and administrative expenses primarily due to executive departure adjustments, and
•lower investment income during 2024 due to much lower cash balances compared to the 2023 period.

These amounts were partially offset by the incremental net operating income from the fourth quarter opening and acquisitions in 2023.

In the tables below, information set forth for new developments and acquired properties includes our center in Nashville, TN that opened in October of 2023 and our centers in Asheville, NC and Huntsville, AL that were acquired in November of 2023.

RENTAL REVENUES
Rental revenues increased $14.2 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2024	2023	Increase/(Decrease)
Rental revenues from existing properties	$107,434	$104,245	$3,189
Revenues from new developments and acquired properties	10,634	—	10,634
Rental revenues from properties disposed	(8)	(125)	117
Straight-line rent adjustments	(511)	(673)	162
Lease termination fees	262	6	256
Amortization of above and below market rent adjustments, net	(2)	129	(131)
	$117,809	$103,582	$14,227

Rental revenues at existing properties were positively impacted by higher average occupancy between the periods and higher rents on new and existing tenants during 2024. These increases were partially offset by lower variable revenues, which are derived from tenant sales.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased $365,000 in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2024	2023	Increase/(Decrease)
Management and marketing	$860	$781	$79
Leasing and other fees	300	56	244
Expense reimbursements from unconsolidated joint ventures	1,119	1,077	42
	$2,278	$1,914	$365

Management and leasing fee income increased in the 2024 period due to our addition of property management responsibilities for centers in West Palm Beach, Florida.

OTHER REVENUES
Other revenues decreased $163,000 in the 2024 period as compared to the 2023 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2024	2023	Increase/(Decrease)
Other revenues from existing properties	$2,857	$3,447	$(590)
Other revenues from new developments and acquired properties	427	—	427
	$3,284	$3,447	$(163)

Other revenues from existing properties decreased in the 2024 period due to the timing of certain marketing events.

PROPERTY OPERATING EXPENSES
Property operating expenses increased $2.3 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2024	2023	Increase/(Decrease)
Property operating expenses from existing properties	$29,794	$31,467	$(1,673)
Properties operating expenses from new developments and acquired properties	3,802	—	3,802
Expenses related to unconsolidated joint ventures	1,119	1,076	43
Other property operating expenses	750	605	145
	$35,465	$33,148	$2,317

Property operating expenses from existing properties decreased in the 2024 period in part due to certain expense refunds and the timing of certain operating expenses versus the comparative period. This decrease was partially offset by an increase in snow removal costs on a comparative period basis.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $2.1 million in the 2024 period compared to the 2023 period. We recorded executive separation amounts totaling $1.6 million and ($806,000) in the 2024 period and the 2023 period, respectively. Exclusive of those adjustments, general and administrative expenses decreased due to reductions in professional fees related to consulting and legal fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased $8.0 million in the 2024 period compared to the 2023 period.

	2024	2023	Increase/(Decrease)
Depreciation and amortization from existing properties	$25,220	$25,893	$(673)
Depreciation and amortization from new developments and acquired properties	8,640	—	8,640
	$33,860	$25,893	$7,967

INTEREST EXPENSE
Interest expense increased $2.0 million in the 2024 period compared to the 2023 period primarily due to the $325.0 million of Daily SOFR interest rate swaps which we entered into throughout 2023 becoming effective on February 1, 2024 at average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 which had an average fixed pay rate of 0.40%. In addition, we had outstanding balances on our lines of credit in the 2024 period and none in the 2023 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $2.2 million in the 2024 period. The 2023 period had higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $581,000 in the 2024 period compared to the 2023 period. The increase is primarily related to improved performance year over year at one of our joint ventures.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

In this “Liquidity and Capital Resources of the Company” section, the term “the Company” refers only to Tanger Inc. on an unconsolidated basis, excluding the Operating Partnership.

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

We are a well-known seasoned issuer (as defined in the Securities Act) with a shelf registration that expires in December 2026 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, cash on hand and, if necessary from time to time, borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, investment and growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders. Risks are detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code of 1986, or the Code. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares.

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

Under our ATM Offering, which commenced in February 2021, and was replaced with a new program in December 2023, we may offer and sell our common shares, having an aggregate gross sales price of up to $250.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of common shares pursuant to the ATM Offering for working capital and general corporate purposes. As of March 31, 2024, we had approximately $220.1 million remaining available for sale under our ATM Offering program.

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any shares for the three months ended March 31, 2024 or 2023. The remaining amount of common shares authorized to be repurchased under the program as of March 31, 2024 was approximately $100 million.

Dividends

In January 2024, the Board declared a $0.26 cash dividend per common share payable on February 15, 2024 to each shareholder of record on January 31, 2023, and in its capacity as General Partner of the Operating Partnership, authorized a $0.26 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In April 2024, the Board declared a $0.275 cash dividend per common share payable on May 15, 2024 to each shareholder of record on April 30, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

Summary of Our Major Sources and Uses of Cash and Cash Equivalents

General Overview
Property rental income represents our primary source to pay property operating expenses, debt service, capital expenditures and distributions, excluding non-recurring capital expenditures, redevelopments, and acquisitions. To the extent that our cash flow from operating activities is insufficient to cover such non-recurring capital expenditures and acquisitions, we finance such activities from cash on hand, borrowings under our unsecured lines of credit, to the extent available, or from the proceeds from the Operating Partnership’s debt offerings and the Company’s equity offerings.

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

Our ability to access capital on favorable terms could be affected by various risks and uncertainties, including, but not limited to, macroeconomic conditions, including rising interest rates and inflation, geopolitical conflict and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Capital expenditures analysis:
New developments and expansions (1)	$9,755	$27,483	$(17,728)
Renovations	2,600	199	2,401
Second generation tenant allowances	4,283	2,030	2,253
Other capital expenditures (2)	2,757	6,555	(3,798)
	19,395	36,267	(16,872)
Conversion from accrual to cash basis	5,421	(10,327)	15,748
Additions to rental property-cash basis	$24,816	$25,940	$(1,124)
(1)The decrease in new center developments and expansions is primarily due to development costs at our site in Nashville, TN and other projects in the prior year.
(2)Other capital expenditures in 2024 decreased over the 2023 period due to a lower number of major capital expenditure projects within our existing portfolio.

Potential Future Developments and Acquisitions
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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of March 31, 2024 we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 3 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Our joint ventures are typically encumbered by a mortgage on the joint venture property. We provide guarantees to lenders for our joint ventures, which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. A default by a joint venture under its debt obligations may expose us to liability under the guaranty. For secured term loans, we may include a guaranty of completion as well as principal. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees.

Our joint ventures are generally subject to buy-sell provisions that are customary for joint venture agreements in the real estate industry. Either partner may initiate these provisions (subject to any applicable lock up period), which could result in either the sale of our interest or the use of available cash or additional borrowings to acquire the other party's interest. Under these provisions, one partner sets a price for the property, then the other partner has the option to either (1) purchase their partner's interest based on that price or (2) sell its interest to the other partner based on that price. Since the partner other than the partner who triggers the provision has the option to be the buyer or seller, we do not consider this arrangement to be a mandatory redeemable obligation.

Contractual Obligations

There were no material changes in our contractual commitments during the three months ended March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of March 31, 2024.

Future Debt Obligations
As described further in Note 5 of the notes to the consolidated financial statements, as of March 31, 2024, scheduled maturities of our existing long-term debt for the remainder 2024 and for 2025, 2026, 2027 and 2028 are $3.9 million, $47.5 million, $407.4 million, $625.0 million and $0.0 million, respectively. As of March 31, 2024, scheduled maturities after 2028 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2024, these interest obligations total approximately $56.9 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$30,908	$25,495	$5,413
Net cash used in investing activities	(26,299)	(1,873)	(24,426)
Net cash used in financing activities	(9,336)	(33,011)	23,675
Effect of foreign currency rate changes on cash and equivalents	(87)	7	(94)
Net decrease in cash and cash equivalents	$(4,814)	$(9,382)	$4,568

Operating Activities
In the first quarter of 2024, our net cash provided by operating activities increased period over period primarily due to our new development and acquired properties including our center in Nashville, TN that opened in October of 2023 and our centers in Asheville, NC and Huntsville, AL that were acquired in November of 2023.

Investing Activities
The increase in net cash used in investing activities was primarily due to lower cash balances and related short-term investing activities.

Financing Activities
Net cash used in financing activities decreased during the first quarter of 2024 primarily due to borrowings on our revolving credit facility, partially offset by higher dividends paid.

Financing Arrangements

As of March 31, 2024, unsecured borrowings represented 96% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit and our term loan.

As of March 31, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $520.0 million. The unsecured lines of credit as of March 31, 2024 included a $20.0 million liquidity line and a $500.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

In April 2024, the Operating Partnership entered into amendments to its unsecured lines of credit, which, among other things, increased the borrowing capacity from $520 million to $620 million, with an accordion feature to increase total borrowing capacity to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in December 2026, that allows us to offer and sell unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, property management opportunities, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short- and long-term. Although we receive most of our rental payments on a monthly basis, dividends and distributions to shareholders and unitholders, respectively, are typically made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing unsecured lines of credit or invested in short-term money market or other suitable instruments.

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

Equity Offerings under the ATM Offering Program
We did not sell any common shares during the first quarter of 2024 and as of March 31, 2024, we have a remaining authorization of $220.1 million of common shares under the ATM Offering program.

Our ATM Offering program also provides that we may sell common shares through forward sale contracts. Actual sales under the ATM Offering program will depend on a variety of factors including market conditions, the trading price of our common shares, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

Derivatives
Throughout 2023, we entered into $325.0 million of forward-starting Daily SOFR interest rate swaps at average fixed pay rate of 3.90%. The swaps were effective February 1, 2024, and end at various dates from February 1, 2026 to January 1, 2027. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 as part of our interest rate risk management strategy.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at March 31, 2024 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of March 31, 2024, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	39%
Total Secured Debt to Adjusted Total Assets	< 40%	2%
Total Unencumbered Assets to Unsecured Debt	> 150%	246%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.8	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	37%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	5%
EBITDA to Fixed Charges	> 1.5 x	4.6	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	33%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.9	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2024 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	50%	$99.0	July 2028	4.27%	—%	$—
Columbus	50%	71.0	October 2032	6.25%	—%	—
Galveston/Houston	50%	58.0	June 2026	SOFR + 3.00%	17.2%	10.0
National Harbor	50%	93.2	January 2030	4.63%	—%	—
Debt origination costs		(2.0)
	50%	$319.2				$10.0

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements

See Note 17 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

NON-GAAP SUPPLEMENTAL MEASURES

Funds From Operations

Funds From Operations (“FFO”) is a widely used measure of the operating performance for real estate companies that supplements net income (loss) determined in accordance with GAAP. We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), of which we are a member. In December 2018, NAREIT issued “NAREIT Funds From Operations White Paper - 2018 Restatement,” which clarifies, where necessary, existing guidance and consolidates alerts and policy bulletins into a single document for ease of use. NAREIT defines FFO as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains or losses from sales of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated partnerships and joint ventures calculated to reflect FFO on the same basis.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2024	2023
Net income	$23,306	$24,860
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	33,052	25,172
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,540	2,670
FFO	58,898	52,702
FFO attributable to noncontrolling interests in other consolidated partnerships	80	(248)
Allocation of earnings to participating securities	(418)	(424)
FFO available to common shareholders (1)	$58,560	$52,030
As further adjusted for:
Executive departure-related adjustments (2)	1,554	(806)
Impact of above adjustment to the allocation of earnings to participating securities	(10)	6
Core FFO available to common shareholders (1)	$60,104	$51,230
FFO available to common shareholders per share - diluted (1)	$0.51	$0.47
Core FFO available to common shareholders per share - diluted (1)	$0.52	$0.46

Weighted Average Shares:
Basic weighted average common shares	108,369	104,088
Effect of notional units	731	693
Effect of outstanding options and restricted common shares	923	741
Diluted weighted average common shares (for earnings per share computations)	110,023	105,522
Exchangeable operating partnership units	4,708	4,738
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	114,731	110,260
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(2)For the 2024 period, represents executive severance costs and for the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2024	2023
Net income	$23,306	$24,860
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,516)	(1,935)
Interest expense	14,353	12,343
Other (income) expense	(587)	(2,800)
Depreciation and amortization	33,860	25,893
Other non-property income	(395)	(48)
Corporate general and administrative expenses	19,489	17,426
Non-cash adjustments (1)	609	819
Lease termination fees	(262)	(6)
Portfolio NOI - Consolidated	87,857	76,552
Non-same center NOI - Consolidated	(7,256)	146
Same Center NOI - Consolidated (2)	$80,601	$76,698
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Centers excluded from Same Center NOI Cash Basis:

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
We define Adjusted EBITDA as net income (loss) available to the Company’s common shareholders computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, certain executive departure-related adjustments, gain on sale of non-real estate asset, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2024	2023
Net income	$23,306	$24,860
Adjusted to exclude:
Interest expense, net	14,151	9,779
Income tax expense (benefit)	(335)	(200)
Depreciation and amortization	33,860	25,893
Executive departure-related adjustments (1)	1,554	(806)
Adjusted EBITDA	$72,536	$59,526

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended
	March 31,
	2024	2023
Net income	$23,306	$24,860
Adjusted to exclude:
Interest expense, net	14,151	9,779
Income tax expense (benefit)	(335)	(200)
Depreciation and amortization	33,860	25,893
Pro-rata share of interest expense, net - unconsolidated joint ventures	2,169	2,131
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,540	2,670
EBITDAre	$75,691	$65,133
Executive departure-related adjustments (1)	1,554	(806)
Adjusted EBITDAre	$77,245	$64,327
(1)For the 2024 period, represents executive severance costs and for the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure.

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2024, approximately 2.6 million square feet, or 19% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of April 30, 2024, we had lease renewals executed or in process for 46.6% of the space scheduled to expire during 2024 compared to 58.0% of the space scheduled to expire during 2023 that was executed or in process as of March 31, 2023.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of March 31, 2024 no one tenant (including affiliates) accounted for more than 8% of our aggregate square feet or 6% of our aggregate rental revenues.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 96.6% and 96.5% as of March 31, 2024 and 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2024 we have interest rate swap agreements in effect to fix the interest rates on outstanding debt with notional amounts totaling $325.0 million. Over the course of 2023, we entered into these interest rate swap agreements that became effective on February 1, 2024 to replace $300.0 million of expiring interest rate swaps as part of our interest rate risk management strategy. The current derivatives have an average fixed pay rate of 3.90% and end at various dates from February 1, 2026 to January 1, 2027. See Note 6 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of March 31, 2024, 7% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $977,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of March 31, 2024, there was a $46.0 million outstanding balance under our unsecured lines of credit. An increase in our credit rating would provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2024	December 31, 2023
Fair value of debt	$1,372,971	$1,319,700
Recorded value of debt	$1,471,619	$1,439,203

A 100 basis point increase from prevailing interest rates at March 31, 2024 and December 31, 2023 would result in a decrease in fair value of total consolidated debt of approximately $37.4 million and $40.1 million, respectively. Refer to Note 7 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2024, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company’s outstanding common shares through May 31, 2023.

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares during the three months ended March 31, 2024. The remaining amount authorized to be repurchased under the program as of March 31, 2024 was approximately $100.0 million of common shares.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 2, 2024 to January 31, 2024	82,495	$27.72	—	$100.0
February 1, 2024 to February 29, 2024	261,673	28.07	—	100.0
March 1, 2024 to March 31, 2024	31,731	28.42	—	100.0
Total	375,899	$28.07	—	$100.0
(1)Reflects common shares that were cancelled to satisfy tax withholding obligations upon the vesting of restricted common shares. The total number of common shares withheld upon vesting was 375,899 for the three months ended March 31, 2024. The total number of common shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1

Fifth Amended and Restated Revolving Credit Agreement dated as of April 12, 2024 between Tanger Properties Limited Partnership, Tanger Inc., and Bank of America, National Association, as Administrative Agent, and the lenders party thereto.(Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 15, 2024).

10.2
Fifth Amended and Restated Liquidity Credit Agreement, dated as of April 12, 2024 between Tanger Properties Limited Partnership, Tanger Inc., and Bank of America National Association, as Administrative Agent, and the lenders party thereto.(Incorporated by reference to Exhibit 10.2 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 15, 2024).

10.3	Form of Restricted Share Agreement between the Company and certain Directors.
10.4	Form of Restricted Share Agreement between the Company and certain Officers.
10.5	Form of Tanger Inc. Notional Unit Award Agreement between the Company and certain Officers.
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 1, 2024

TANGER INC.
By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

TANGER PROPERTIES LIMITED PARTNERSHIP
By: Tanger Inc., its sole general partner
By:	/s/ Michael J. Bilerman
Michael J. Bilerman
Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)