Form 10-Q
period 2024-06-30
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2024-08-05
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, there were 109,353,536 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2024 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2024, the Company and its wholly owned subsidiaries owned 109,353,536 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2024	December 31, 2023
Assets
Rental property:
Land	$303,605	$303,605
Buildings, improvements and fixtures	2,982,741	2,938,434
Construction in progress	17,059	29,201
	3,303,405	3,271,240
Accumulated depreciation	(1,376,022)	(1,318,264)
Total rental property, net	1,927,383	1,952,976
Cash and cash equivalents	9,060	12,778
Short-term investments	2,206	9,187
Investments in unconsolidated joint ventures	72,079	71,900
Deferred lease costs and other intangibles, net	81,864	91,269
Operating lease right-of-use assets	76,759	77,400
Prepaids and other assets	124,205	108,609
Total assets	$2,293,556	$2,324,119
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,040,772	$1,039,840
Unsecured term loan, net	322,752	322,322
Mortgages payable, net	61,487	64,041
Unsecured lines of credit	35,000	13,000
Total debt	1,460,011	1,439,203
Accounts payable and accrued expenses	85,991	118,505
Operating lease liabilities	85,423	86,076
Other liabilities	84,551	89,022
Total liabilities	1,715,976	1,732,806
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 109,353,536 and 108,793,251 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,094	1,088
Paid in capital	1,075,902	1,079,387
Accumulated distributions in excess of net income	(502,589)	(490,171)
Accumulated other comprehensive loss	(20,667)	(23,519)
Equity attributable to Tanger Inc.	553,740	566,785
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	23,840	24,528
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	577,580	591,313
Total liabilities and equity	$2,293,556	$2,324,119
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$122,319	$104,588	$240,128	$208,170
Management, leasing and other services	2,332	2,122	4,610	4,036
Other revenues	4,305	3,931	7,589	7,378
Total revenues	128,956	110,641	252,327	219,584
Expenses:
Property operating	37,549	33,712	73,014	66,860
General and administrative	18,813	18,304	38,303	35,738
Depreciation and amortization	34,174	25,389	68,034	51,282
Total expenses	90,536	77,405	179,351	153,880
Other income (expense):
Interest expense	(15,700)	(11,966)	(30,053)	(24,309)
Other income (expense)	220	2,324	807	5,124
Total other income (expense)	(15,480)	(9,642)	(29,246)	(19,185)
Income before equity in earnings of unconsolidated joint ventures	22,940	23,594	43,730	46,519
Equity in earnings of unconsolidated joint ventures	2,975	1,706	5,491	3,641
Net income	25,915	25,300	49,221	50,160
Noncontrolling interests in Operating Partnership	(1,075)	(1,098)	(2,048)	(2,169)
Noncontrolling interests in other consolidated partnerships	—	—	80	(248)
Net income attributable to Tanger Inc.	$24,840	$24,202	$47,253	$47,743

Basic earnings per common share:
Net income	$0.23	$0.23	$0.43	$0.45
Diluted earnings per common share:
Net income	$0.22	$0.23	$0.43	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$25,915	$25,300	$49,221	$50,160
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	1,227	(914)	1,389
Change in fair value of cash flow hedges	680	(373)	3,889	(3,799)
Other comprehensive income (loss)	640	854	2,975	(2,410)
Comprehensive income	26,555	26,154	52,196	47,750
Comprehensive income attributable to noncontrolling interests	(1,102)	(1,135)	(2,171)	(2,064)
Comprehensive income attributable to Tanger Inc.	$25,453	$25,019	$50,025	$45,686
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2023	$1,053	$984,254	$(486,639)	$(14,159)	$484,509	$21,797	$—	$506,306
Net income	—	—	24,202	—	24,202	1,098	—	25,300
Other comprehensive income	—	—	—	817	817	37	—	854
Compensation under Incentive Award Plan	—	3,452	—	—	3,452	—	—	3,452
Issuance of 4,600 common shares upon exercise of options	—	28	—	—	28	—	—	28
Forfeiture of 73,440 restricted common share awards	(1)		—	—	(1)	—	—	(1)
Withholding of 61,632 common shares for employee income taxes	—	(1,194)	—	—	(1,194)	—	—	(1,194)
Adjustment for noncontrolling interests in Operating Partnership	—	(68)	—	—	(68)	68	—	—
Common dividends ($0.245 per share)	—	—	(25,836)	—	(25,836)	—	—	(25,836)
Distributions to noncontrolling interests	—	—	—	—	—	(1,166)	—	(1,166)
Balance, June 30, 2023	$1,052	$986,472	$(488,273)	$(13,342)	$485,909	$21,834	$—	$507,743

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	47,743	—	47,743	2,169	248	50,160
Other comprehensive loss	—	—	—	(2,305)	(2,305)	(105)	—	(2,410)
Compensation under Incentive Award Plan	—	5,775	—	—	5,775	—	—	5,775
Issuance of 7,200 common shares upon exercise of options	—	43	—	—	43	—	—	43
Grant of 1,042,932 restricted common share awards, net of forfeitures	10	(11)	—	—	(1)	—	—	(1)
Withholding of 362,271 common shares for employee income taxes	(3)	(6,840)	—	—	(6,843)	—	—	(6,843)
Adjustment for noncontrolling interests in Operating Partnership	—	313	—	—	313	(313)	—	—
Common dividends ($0.4650 per share)	—	—	(50,459)	—	(50,459)	—	—	(50,459)
Distributions to noncontrolling interests	—	—	—	—	—	(2,208)	(248)	(2,456)
Balance, June 30, 2023	$1,052	$986,472	$(488,273)	$(13,342)	$485,909	$21,834	$—	$507,743

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2024	$1,094	$1,073,313	$(497,330)	$(21,280)	$555,797	$23,926	$—	$579,723
Net income	—	—	24,840	—	24,840	1,075	—	25,915
Other comprehensive income	—	—	—	613	613	27	—	640
Compensation under Incentive Award Plan	—	2,687	—	—	2,687	—	—	2,687
Issuance of 900 common shares upon exercise of options	—	95	—	—	95	—	—	95
Forfeiture of 13,816 restricted common share awards	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(193)	—	—	(193)	193	—	—
Common dividends ($0.275 per share)	—	—	(30,099)	—	(30,099)	—	—	(30,099)
Distributions to noncontrolling interests	—	—	—	—	—	(1,381)	—	(1,381)
Balance, June 30, 2024	$1,094	$1,075,902	$(502,589)	$(20,667)	$553,740	$23,840	$—	$577,580

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	47,253	—	47,253	2,048	(80)	49,221
Other comprehensive income	—	—	—	2,852	2,852	123	—	2,975
Compensation under Incentive Award Plan	—	6,258	—	—	6,258	—	—	6,258
Issuance of 25,000 common shares upon exercise of options	—	533	—	—	533	—	—	533
Grant of 774,715 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 375,899 common shares for employee income taxes	(3)	(10,521)	—	—	(10,524)	—	—	(10,524)
Contributions from noncontrolling interests	—	—	—	—	—	—	80	80
Adjustment for noncontrolling interests in other consolidated partnerships	—	254	—	—	254	(254)	—	—
Common dividends ($0.535 per share)	—	—	(59,671)	—	(59,671)	—	—	(59,671)
Distributions to noncontrolling interests	—	—	—	—	—	(2,605)	—	(2,605)
Balance, June 30, 2024	$1,094	$1,075,902	$(502,589)	$(20,667)	$553,740	$23,840	$—	$577,580
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$49,221	$50,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,034	51,282
Amortization of deferred financing costs	1,695	1,599
Equity in earnings of unconsolidated joint ventures	(5,491)	(3,641)
Equity-based compensation expense	6,105	5,652
Amortization of debt discounts, net	357	294
Amortization (accretion) of market rent rate adjustments, net	228	289
Straight-line rent adjustments	12	1,001
Distributions of cumulative earnings from unconsolidated joint ventures	3,577	3,721
Changes in other assets and liabilities:
Other assets	2,945	6,931
Accounts payable and accrued expenses	(22,822)	(18,369)
Net cash provided by operating activities	103,861	98,919
INVESTING ACTIVITIES
Additions to rental property	(49,091)	(71,830)
Additions to investments in unconsolidated joint ventures	—	(2,633)
Proceeds from short-term investments	6,981	37,080
Additions to non-real estate assets	(5,738)	(2,135)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,617	4,080
Additions to deferred lease costs	(1,191)	(1,384)
Payments for other investing activities	(2,774)	(2,036)
Proceeds from other investing activities	2,557	3,821
Net cash used in investing activities	(47,639)	(35,037)
FINANCING ACTIVITIES
Cash dividends paid	(59,671)	(50,459)
Distributions to noncontrolling interests in Operating Partnership	(2,605)	(2,208)
Proceeds from revolving credit facility	219,000	—
Repayments of revolving credit facility	(197,000)	—
Repayments of notes, mortgages and loans	(2,519)	(2,343)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(10,524)	(6,843)
Additions to deferred financing costs	(6,876)	—
Proceeds from exercise of options	533	43
Payment for other financing activities	(574)	(590)
Contributions from noncontrolling interests in other consolidated partnerships	80	—
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)
Net cash used in financing activities	(60,156)	(62,648)
Effect of foreign currency rate changes on cash and cash equivalents	216	(356)
Net increase (decrease) in cash and cash equivalents	(3,718)	878
Cash and cash equivalents, beginning of period	12,778	212,124
Cash and cash equivalents, end of period	$9,060	$213,002
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2024	December 31, 2023
Assets
Rental property:
Land	$303,605	$303,605
Buildings, improvements and fixtures	2,982,741	2,938,434
Construction in progress	17,059	29,201
	3,303,405	3,271,240
Accumulated depreciation	(1,376,022)	(1,318,264)
Total rental property, net	1,927,383	1,952,976
Cash and cash equivalents	9,010	12,572
Short-term investments	2,206	9,187
Investments in unconsolidated joint ventures	72,079	71,900
Deferred lease costs and other intangibles, net	81,864	91,269
Operating lease right-of-use assets	76,759	77,400
Prepaids and other assets	124,134	108,157
Total assets	$2,293,435	$2,323,461
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,040,772	$1,039,840
Unsecured term loan, net	322,752	322,322
Mortgages payable, net	61,487	64,041
Unsecured lines of credit	35,000	13,000
Total debt	1,460,011	1,439,203
Accounts payable and accrued expenses	85,870	117,847
Operating lease liabilities	85,423	86,076
Other liabilities	84,551	89,022
Total liabilities	1,715,855	1,732,148
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,150,000 units outstanding at June 30, 2024 and 1,150,000 units outstanding at December 31, 2023, respectively	5,656	5,776
Limited partners, 4,707,958 and 4,707,958 Class A common units, and 108,203,536 and 107,643,251 Class B common units outstanding at June 30, 2024 and December 31, 2023, respectively	593,742	610,330
Accumulated other comprehensive loss	(21,818)	(24,793)
Total partners’ equity	577,580	591,313
Noncontrolling interests in consolidated partnerships	—	—
Total equity	577,580	591,313
Total liabilities and equity	$2,293,435	$2,323,461
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$122,319	$104,588	$240,128	$208,170
Management, leasing and other services	2,332	2,122	4,610	4,036
Other revenues	4,305	3,931	7,589	7,378
Total revenues	128,956	110,641	252,327	219,584
Expenses:
Property operating	37,549	33,712	73,014	66,860
General and administrative	18,813	18,304	38,303	35,738
Depreciation and amortization	34,174	25,389	68,034	51,282
Total expenses	90,536	77,405	179,351	153,880
Other income (expense):
Interest expense	(15,700)	(11,966)	(30,053)	(24,309)
Other income (expense)	220	2,324	807	5,124
Total other income (expense)	(15,480)	(9,642)	(29,246)	(19,185)
Income before equity in earnings of unconsolidated joint ventures	22,940	23,594	43,730	46,519
Equity in earnings of unconsolidated joint ventures	2,975	1,706	5,491	3,641
Net income	25,915	25,300	49,221	50,160
Noncontrolling interests in consolidated partnerships	—	—	80	(248)
Net income available to partners	25,915	25,300	49,301	49,912
Net income available to limited partners	25,656	25,047	48,806	49,413
Net income available to general partner	$259	$253	$495	$499

Basic earnings per common unit:
Net income	$0.23	$0.23	$0.43	$0.45
Diluted earnings per common unit:
Net income	$0.22	$0.23	$0.43	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$25,915	$25,300	$49,221	$50,160
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	1,227	(914)	1,389
Changes in fair value of cash flow hedges	680	(373)	3,889	(3,799)
Other comprehensive income (loss)	640	854	2,975	(2,410)
Comprehensive income	26,555	26,154	52,196	47,750
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	80	(248)
Comprehensive income attributable to the Operating Partnership	$26,555	$26,154	$52,276	$47,502
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2023	$4,520	$516,800	$(15,014)	$506,306	$—	$506,306
Net income	253	25,047	—	25,300	—	25,300
Other comprehensive income	—	—	854	854	—	854
Compensation under Incentive Award Plan	—	3,452	—	3,452	—	3,452
Issuance of 4,600 common units upon exercise of options	—	28	—	28	—	28
Forfeiture of 73,440 common units	—	—	—	—	—	—
Withholding of 61,632 common units for employee income taxes	—	(1,194)	—	(1,194)	—	(1,194)
Common distributions ($0.245 per unit)	(270)	(26,733)	—	(27,003)	—	(27,003)
Balance, June 30, 2023	$4,503	$517,400	$(14,160)	$507,743	$—	$507,743

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	499	49,413	—	49,912	248	50,160
Other comprehensive loss	—	—	(2,410)	(2,410)	—	(2,410)
Compensation under Incentive Award Plan	—	5,775	—	5,775	—	5,775
Issuance of 7,200 common units upon exercise of options	—	43	—	43	—	43
Grant of 1,042,932 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 362,271 common units for employee income taxes	—	(6,843)	—	(6,843)	—	(6,843)
Common distributions ($0.4650 per unit)	(512)	(52,156)	—	(52,668)	(248)	(52,916)
Balance, June 30, 2023	$4,503	$517,400	$(14,160)	$507,743	$—	$507,743

	General partner	Limited partners	Accumulated other comprehensive income	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2024	$5,713	$596,468	$(22,458)	$579,723	$—	$579,723
Net income	259	25,656	—	25,915	—	25,915
Other comprehensive income	—	—	640	640	—	640
Compensation under Incentive Award Plan	—	2,687	—	2,687	—	2,687
Issuance of 900 common units upon exercise of options	—	95	—	95	—	95
Forfeiture of 13,816 restricted common share awards	—	—	—	—	—	—
Common distributions ($0.275 per unit)	(316)	(31,164)	—	(31,480)		(31,480)
Balance, June 30, 2024	$5,656	$593,742	$(21,818)	$577,580	$—	$577,580

	General partner	Limited partners	Accumulated other comprehensive income	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
Net income	495	48,806	—	49,301	(80)	49,221
Other comprehensive income	—	—	2,975	2,975	—	2,975
Compensation under Incentive Award Plan	—	6,258	—	6,258	—	6,258
Issuance of 25,000 common units upon exercise of options	—	533	—	533	—	533
Grant of 774,715 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 136,469 deferred units	—	—	—	—	—	—
Withholding of 375,899 common units for employee income taxes	—	(10,524)	—	(10,524)	—	(10,524)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	80	80
Common distributions ($0.535 per unit)	(615)	(61,661)	—	(62,276)		(62,276)
Balance, June 30, 2024	$5,656	$593,742	$(21,818)	$577,580	$—	$577,580
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$49,221	$50,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,034	51,282
Amortization of deferred financing costs	1,695	1,599
Equity in earnings of unconsolidated joint ventures	(5,491)	(3,641)
Equity-based compensation expense	6,105	5,652
Amortization of debt (premiums) and discounts, net	357	294
Amortization (accretion) of market rent rate adjustments, net	228	289
Straight-line rent adjustments	12	1,001
Distributions of cumulative earnings from unconsolidated joint ventures	3,577	3,721
Changes in other assets and liabilities:
Other assets	2,562	6,659
Accounts payable and accrued expenses	(22,283)	(18,144)
Net cash provided by operating activities	104,017	98,872
INVESTING ACTIVITIES
Additions to rental property	(49,091)	(71,830)
Additions to investments in unconsolidated joint ventures	—	(2,633)
Proceeds from short-term investments	6,981	37,080
Additions to non-real estate assets	(5,738)	(2,135)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,617	4,080
Additions to deferred lease costs	(1,191)	(1,384)
Payments for other investing activities	(2,774)	(2,036)
Proceeds from other investing activities	2,557	3,821
Net cash used in investing activities	(47,639)	(35,037)
FINANCING ACTIVITIES
Cash distributions paid	(62,276)	(52,667)
Proceeds from revolving credit facility	219,000	—
Repayments of revolving credit facility	(197,000)	—
Repayments of notes, mortgages and loans	(2,519)	(2,343)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(10,524)	(6,843)
Additions to deferred financing costs	(6,876)	—
Proceeds from exercise of options	533	43
Payment for other financing activities	(574)	(590)
Contributions from noncontrolling interests in other consolidated partnerships	80	—
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)
Net cash used in financing activities	(60,156)	(62,648)
Effect of foreign currency on cash and cash equivalents	216	(356)
Net increase (decrease) in cash and cash equivalents	(3,562)	831
Cash and cash equivalents, beginning of period	12,572	212,011
Cash and cash equivalents, end of period	$9,010	$212,842
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air retail centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of June 30, 2024, we owned and operated 31 consolidated outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet, which were 97% occupied and contained over 2,500 stores representing approximately 660 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. The portfolio also includes two managed centers, totaling approximately 760,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2024, the Company and its wholly-owned subsidiaries owned 109,353,536 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $48.9 million and $48.9 million as of June 30, 2024 and December 31, 2023, respectively.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9.75 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $54.8 million, and the estimated potential disposition proceeds of the sale of the center, $76.6 million (in aggregate totaling $131.4 million) exceeds the carrying value of $108.6 million by $22.8 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If in the future we reduce our estimate of cash flow projections, we may need to record an asset impairment. We have not materially changed the assumptions used in the analysis during the first six months of 2024. However, we can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2024
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$72.1	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.5)	98.4
National Harbor(2)	National Harbor, MD	50.0%	341	(12.4)	92.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(12.8)	57.2
Columbus(2)	Columbus, OH	50.0%	355	(4.2)	70.4
		50.0%	1,448	$(50.9)	$318.6

As of December 31, 2023
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	71.9	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(20.8)	$99.2
National Harbor(2)	National Harbor, MD	50.0%	341	(13.7)	93.3
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.0)	57.1
Columbus(2)	Columbus, OH	50.0%	355	(3.4)	70.4
		50.0%	1,448	$(50.9)	$320.0
(1)Net of debt origination costs of $1.9 million as of June 30, 2024 and $2.1 million as of December 31, 2023.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Fee:
Management and marketing	$571	$565	$1,128	$1,109
Leasing and other fees	107	53	212	98
Expense reimbursements from unconsolidated joint ventures	1,189	1,109	2,308	2,185
Total Fees	$1,867	$1,727	$3,648	$3,392

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.7 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Land	$81,008	$82,962
Buildings, improvements and fixtures	463,869	466,496
Construction in progress	255	223
	545,132	549,681
Accumulated depreciation	(209,842)	(203,395)
Total rental property, net	335,290	346,286
Cash and cash equivalents	17,810	14,040
Deferred lease costs and other intangibles, net	2,404	2,637
Prepaids and other assets	9,241	11,616
Total assets	$364,745	$374,579
Liabilities and Owners’ Equity
Mortgages payable, net	$318,531	$319,957
Accounts payable and other liabilities	13,292	16,013
Total liabilities	331,823	335,970
Owners’ equity	32,922	38,609
Total liabilities and owners’ equity	$364,745	$374,579

	Three months ended		Six months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$23,206	$21,804	$45,702	$43,933
Expenses:
Property operating	8,876	8,783	16,868	17,255
General and administrative	14	47	130	189
Depreciation and amortization	3,941	5,156	9,021	10,395
Total expenses	12,831	13,986	26,019	27,839
Other income (expense):
Interest expense	(4,548)	(4,519)	(9,088)	(8,920)
Other income	118	129	382	268
Total other expense	(4,430)	(4,390)	(8,706)	(8,652)
Net income	$5,945	$3,428	$10,977	$7,442
The Company and Operating Partnership’s share of:
Net income	$2,975	$1,706	$5,491	$3,641
Depreciation and amortization (real estate related)	$2,060	$2,615	$4,600	$5,285

4. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million as of June 30, 2024. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2024	December 31, 2023
Unsecured lines of credit	$35,000	$13,000
Unsecured term loan	$325,000	$325,000

5. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						June 30, 2024		December 31, 2023
	Stated Interest Rate(s)			Maturity Date	Maturity Date With Extension Option	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026		$350,000	$348,755	$350,000	$348,467
Senior notes	3.875%			July 2027		300,000	298,749	300,000	298,546
Senior notes	2.750%			September 2031		400,000	393,268	400,000	392,827

Unsecured term loan(4)	Adj SOFR	+	0.94%	January 2027	January 2028	325,000	322,752	325,000	322,322

Mortgages payable:
Atlantic City(2) (3)	6.44%	-	7.65%	December 2024- December 2026		9,817	10,010	12,336	12,613
Southaven	Adj SOFR	+	2.00%	October 2026	October 2027	51,700	51,477	51,700	51,428

Unsecured lines of credit	Adj SOFR	+	0.85%	April 2028	April 2029	35,000	35,000	13,000	13,000
Total						$1,471,517	$1,460,011	$1,452,036	$1,439,203
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $11.5 million and $12.8 million as of June 30, 2024 and December 31, 2023, respectively. This excludes $8.3 million and $2.1 million of unamortized debt origination costs related to the unsecured lines of credit for the periods ended June 30, 2024 and December 31, 2023, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)As of June 12, 2024, the interest rate spread improved by 1 basis point as the Company exceeded the sustainability metric threshold.

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

Certain of our properties, which had a net book value of approximately $241.2 million at June 30, 2024, serve as collateral for mortgages payable. As of June 30, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million. The unsecured lines of credit as of June 30, 2024 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.
The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of June 30, 2024, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of June 30, 2024 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2024	$2,611
2025	1,501
2026	407,405
2027	625,000
2028	35,000
Thereafter	400,000
Subtotal	1,471,517
Net discount and debt origination costs	(11,506)
Total	$1,460,011
We have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

6. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2024	December 31, 2023
Assets (Liabilities)(1):
July 1, 2019	February 1, 2024	$25,000	Daily SOFR	1.7%	$—	$88
January 1, 2021	February 1, 2024	150,000	Daily SOFR	0.5%	—	692
January 1, 2021	February 1, 2024	100,000	Daily SOFR	0.2%	—	497
March 1, 2021	February 1, 2024	25,000	Daily SOFR	0.2%	—	124
Total		$300,000		0.4%	$—	$1,401

February 1, 2024	February 1, 2026	75,000	Daily SOFR	3.5%	1,419	670
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	1,166	54
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	893	(2,435)
Total		$325,000		3.9%	$3,478	$(1,711)

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$680	$(373)	$3,889	$(3,799)

7. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2024:
Assets:
Interest rate swaps (prepaids and other assets)	$3,570	—	$3,570	$—
Total assets	$3,570	$—	$3,570	$—

Liabilities:
Interest rate swaps (other liabilities)	$(91)	$—	$(91)	$—
Total liabilities	$(91)	$—	$(91)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2023:
Asset:
Interest rate swaps (prepaids and other assets)	$2,708	$—	$2,708	$—
Total assets	$2,708	$—	$2,708	$—

Liabilities:
Interest rate swaps (other liabilities)	$(3,018)	$—	$(3,018)	$—
Total liabilities	$(3,018)	$—	$(3,018)	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2024	December 31, 2023
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	935,505	918,091
Level 3 Significant Unobservable Inputs	424,991	401,609
Total fair value of debt	$1,360,496	$1,319,700

Recorded value of debt	$1,460,011	$1,439,203

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

8. Shareholders’ Equity of the Company

Dividend Declaration

In April 2024, the Company's Board of Directors (the “Board”) declared a $0.275 cash dividend per common share payable on May 15, 2024 to each shareholder of record on April 30, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced February 2021, and was replaced with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate purposes. As of June 30, 2024, we had approximately $220.1 million of common shares remaining available for sale under the ATM Offering program. There were no sales of our common shares during the first two quarters of 2024 or 2023.

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding common shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares in both the three and six months ended June 30, 2024 and June 30, 2023. The remaining amount of common shares authorized to be repurchased under the program as of June 30, 2024 was approximately $100.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and six months ended June 30, 2024 and June 30, 2023:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance March 31, 2023	1,100,000	4,737,982	104,216,253	108,954,235
Options exercised	—	—	4,600	4,600
Forfeitures of restricted common share awards by the Company	—	—	(73,440)	(73,440)
Units withheld for employee income taxes	—	—	(61,632)	(61,632)
Balance June 30, 2023	1,100,000	4,737,982	104,085,781	108,823,763

Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Options exercised	—	—	7,200	7,200
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,042,932	1,042,932
Units withheld for employee income taxes	—	—	(362,271)	(362,271)
Balance June 30, 2023	1,100,000	4,737,982	104,085,781	108,823,763

Balance March 31, 2024	1,150,000	4,707,958	108,216,452	112,924,410
Options exercised	—	—	900	900
Forfeitures of restricted common share awards by the Company	—	—	(13,816)	(13,816)
Units withheld for employee income taxes	—	—	—	—
Balance June 30, 2024	1,150,000	4,707,958	108,203,536	112,911,494

Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Options exercised	—	—	25,000	25,000
Grant of restricted common share awards by the Company, net of forfeitures	—	—	774,715	774,715
Issuance of deferred share units	—	—	136,469	136,469
Units withheld for employee income taxes	—	—	(375,899)	(375,899)
Balance June 30, 2024	1,150,000	4,707,958	108,203,536	112,911,494

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Tanger Inc.	$24,840	$24,202	$47,253	$47,743
Less allocation of earnings to participating securities	(229)	(257)	(460)	(456)
Net income available to common shareholders of Tanger Inc.	$24,611	$23,945	$46,793	$47,287
Denominator:
Basic weighted average common shares	108,683	104,367	108,526	104,228
Effect of notional units	600	722	582	668
Effect of outstanding options	910	773	916	758
Diluted weighted average common shares	110,193	105,862	110,024	105,654
Basic earnings per common share:
Net income	$0.23	$0.23	$0.43	$0.45
Diluted earnings per common share:
Net income	$0.22	$0.23	$0.43	$0.45

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2024, approximately 122,375 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive. For the three and six months ended June 30, 2023, no notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and six months ended June 30, 2024, no options were excluded from the computation and for the three and six months ended June 30, 2023, approximately 499,700 options were excluded from the computation as they were anti-dilutive.

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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to partners of the Operating Partnership	$25,915	$25,300	$49,301	$49,912
Less allocation of earnings to participating securities	(229)	(257)	(460)	(456)
Net income available to common unitholders of the Operating Partnership	$25,686	$25,043	$48,841	$49,456
Denominator:
Basic weighted average common units	113,391	109,105	113,234	108,966
Effect of notional units	600	722	582	668
Effect of outstanding options	910	773	916	758
Diluted weighted average common units	114,901	110,600	114,732	110,392
Basic earnings per common unit:
Net income	$0.23	$0.23	$0.43	$0.45
Diluted earnings per common unit:
Net income	$0.22	$0.23	$0.43	$0.45

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2024, approximately 122,375 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive. For the three and six months ended June 30, 2023, no notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and six months ended June 30, 2024, no options were excluded from the computation and for the three and six months ended June 30, 2023, approximately 499,700 options were excluded from the computation, as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Restricted common shares	$1,583	$1,982	$3,941	$3,736
Notional unit performance awards	941	1,262	1,992	1,646
Options	85	137	172	270
Total equity-based compensation	$2,609	$3,381	$6,105	$5,652

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Equity-based compensation expense capitalized	$79	$71	$153	$123

Restricted Common Share and Restricted Share Unit Awards

During February 2024, the Company granted approximately 253,000 restricted common shares to the Company’s non-employee directors and the Company’s executive officers. The grant date fair value of the awards was $26.78 per share. The restricted common shares vest ratably over a three-year period on February 15th of each year for executive officers and over a one-year period on February 15th for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain shares that vest during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting were approximately 376,000 and 363,000 for the six months ended June 30, 2024 and 2023, respectively. The total number of shares withheld was based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees’ tax obligation to taxing authorities were $10.5 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

2024 Performance Share Plan

During 2024, the Compensation Committee of the Company approved the general terms of the Tanger Inc. 2024 Performance Share Plan (the “2024 PSP”) covering the Company's executive officers whereby a maximum of approximately 367,000 restricted common shares may be earned if certain share price appreciation goals are achieved over a three-year measurement period. The 2024 PSP is a long-term incentive compensation plan. Recipients may earn units which may convert into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. Any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one-year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or, (c) due to death or disability).

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

The fair values of the 2024 PSP awards granted during the three and six months ended June 30, 2024 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

2021 Performance Share Plan

In February 2024, the measurement period for the 2021 Performance Share Plan (the “2021 PSP") expired. Based on the Company’s absolute share price appreciation and relative total shareholder return over the three-year measurement period, we issued 479,097 restricted common shares in February 2024, with 343,996 vesting immediately and the remaining 135,101 vesting in February 2025. All performance share plan vesting is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

13. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2024	$(23,923)	$2,643	$(21,280)	$(1,329)	$150	$(1,179)
Other comprehensive income before reclassifications	(38)	—	(38)	(2)	—	(2)
Reclassifications out of accumulated other comprehensive income (loss) into other income (expense) for interest expense for cash flow hedges	—	651	651		27	27
Balance June 30, 2024	$(23,961)	$3,294	$(20,667)	$(1,331)	$177	$(1,154)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)
Other comprehensive income before reclassifications	(876)	—	(876)	(38)	—	(38)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,728	3,728	—	158	158
Balance June 30, 2024	$(23,961)	$3,294	$(20,667)	$(1,331)	$177	$(1,154)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2023	$(24,361)	$10,202	$(14,159)	$(1,344)	$489	$(855)
Other comprehensive income before reclassifications	1,174	—	1,174	53	—	53
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(357)	(357)	—	(16)	(16)
Balance June 30, 2023	$(23,187)	$9,845	$(13,342)	$(1,291)	$473	$(818)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)
Other comprehensive income before reclassifications	1,329	—	1,329	60	—	60
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,634)	(3,634)	—	(165)	(165)
Balance June 30, 2023	$(23,187)	$9,845	$(13,342)	$(1,291)	$473	$(818)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.0 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2024.

14. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2024	$(25,250)	$2,792	$(22,458)
Other comprehensive income (loss) before reclassifications	(39)	—	(39)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	679	679
Balance June 30, 2024	$(25,289)	$3,471	$(21,818)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)
Other comprehensive income before reclassifications	(913)	—	(913)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,888	3,888
Balance June 30, 2024	$(25,289)	$3,471	$(21,818)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2023	$(25,705)	$10,691	$(15,014)
Other comprehensive income (loss) before reclassifications	1,227	—	1,227
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(373)	(373)
Balance June 30, 2023	$(24,478)	$10,318	$(14,160)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)
Other comprehensive loss before reclassifications	1,389	—	1,389
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,799)	(3,799)
Balance June 30, 2023	$(24,478)	$10,318	$(14,160)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.0 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2024.

15.    Lease Agreements

As of June 30, 2024, we were the lessor to approximately 2,500 stores in our 32 consolidated centers, under operating leases with initial terms that expire from 2024 to 2039, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Rental revenues - fixed	$99,174	$82,815	$195,153	$164,702
Rental revenues - variable (1)	23,145	21,773	44,975	43,468
Rental revenues	$122,319	$104,588	$240,128	$208,170
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

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2024	June 30, 2023
Costs relating to construction included in accounts payable and accrued expenses	$15,708	$24,953

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended
	June 30,
	2024	2023
Interest paid	$26,681	$20,527

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 also makes several other changes to income tax disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2024. The guidance should be applied prospectively; however, retrospective application is permitted. Early adoption is permitted. We are evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

18. Subsequent Events

Dividend Declaration

In July 2024, the Board declared a $0.275 cash dividend per common share payable on August 15, 2024 to each shareholder of record on July 31, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2024 with the three and six months ended June 30, 2023. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

Other important factors that may cause actual results to differ materially from current expectations include, but are not limited to: our inability to develop new retail centers or expand existing retail centers successfully; risks related to the economic performance and market value of our retail centers; the relative illiquidity of real property investments; impairment charges affecting our properties; our acquisitions or dispositions of assets may not achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers; the diversification of our tenant mix and our entry into the operation of full price retail may not achieve our expected results; environmental regulations affecting our business; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to the impact of macroeconomic conditions, including rising interest rates and inflation, on our tenants and on our business, financial condition, liquidity, results of operations and compliance with debt covenants; our dependence on rental income from real property; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; increased costs and reputational harm associated with the increased focus on environmental, sustainability and social initiatives; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; the risk of a cyber-attack or an act of cyber-terrorism or the impact of outages on our technology systems or technology systems generally; the uncertainties of costs to comply with regulatory changes (including potential costs to comply with proposed rules of the SEC to standardize climate-related disclosures); and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of June 30, 2024, we owned and operated 31 consolidated outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2023 to June 30, 2024 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2023		11,353	29	2,113	6	457	1
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	301	1
Nashville, Tennessee	Fourth Quarter	291	1	—	—	—	—
Asheville, North Carolina	Fourth Quarter	382	1	—	—	—	—
Huntsville, Alabama	Fourth Quarter	651	1	—	—	—	—
Other		13	—	—	—	—	—
As of December 31, 2023		12,690	32	2,113	6	758	2
Other		2	—	—	—	—	—
As of June 30, 2024		12,692	32	2,113	6	758	2

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of June 30, 2024. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Tanger Outlets Deer Park	Deer Park, NY	100	739,148	99.7
Tanger Outlets Riverhead	Riverhead, NY (1)	100	729,280	94.6
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,941	87.2
Tanger Outlets Foley	Foley, AL	100	554,736	97.4
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (1)	100	547,937	99.2
Tanger Outlets Atlantic City	Atlantic City, NJ (1) (3)	100	484,748	88.3
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	95.8
Tanger Outlets Sevierville	Sevierville, TN (1)	100	450,079	99.6
Tanger Outlets Savannah	Savannah, GA	100	449,583	98.5
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	96.7
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	99.0
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (1)	100	404,710	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Asheville	Asheville, NC	100	381,600	93.4
Tanger Outlets Lancaster	Lancaster, PA	100	376,203	99.3
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	100.0
Tanger Outlets Commerce	Commerce, GA	100	371,408	97.9
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	95.0
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,834	99.1
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	99.1
Tanger Outlets Memphis	Southaven, MS (2) (3)	50	324,801	100.0
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	95.5
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	94.4
Tanger Outlets Mebane	Mebane, NC	100	319,762	100.0
Tanger Outlets Howell	Howell, MI	100	314,438	89.2
Tanger Outlets Foxwoods	Mashantucket, CT (1)	100	311,229	90.2
Tanger Outlets Nashville	Nashville, TN	100	290,667	94.8
Tanger Outlets Tilton	Tilton, NH	100	250,558	94.2
Tanger Outlets Hershey	Hershey, PA	100	249,696	98.4
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	92.3
Tanger Outlets Hilton Head I	Hilton Head, SC	100	181,687	100.0
	Totals		12,691,725	96.5 (5)
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 4 and 5 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.
(5)Total excludes the Nashville, TN center, which opened in October 2023 and has yet to stabilize.

Unconsolidated joint venture properties		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Charlotte Premium Outlets	Charlotte, NC	50	398,656	97.7
Tanger Outlets Ottawa	Ottawa, ON	50	357,213	95.6
Tanger Outlets Columbus (1)	Columbus, OH	50	355,245	99.6
Tanger Outlets Houston (1)	Texas City, TX	50	352,705	95.3
Tanger Outlets National Harbor (1)	National Harbor, MD	50	341,156	99.4
Tanger Outlets Cookstown	Cookstown, ON	50	307,883	91.3
Totals			2,112,858	96.6
(1)Property encumbered by a mortgage. See Note 3 to the consolidated financial statements for further details of the joint venture debt obligations.

Location	Square Feet
Managed Properties
Tanger Palm Beach(1) Palm Beach, FL	758,156
(1)Includes Tanger Palm Beach and TangerPlace Palm Beach.

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended June 30, 2024 and 2023:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2024	342	1,682	$39.33	15.9%	$7.34	3.73
2023	375	1,711	$35.42	13.8%	$2.35	3.26

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2024	393	1,869	$39.64		$11.71	4.09
2023	439	1,953	$35.39		$6.09	3.63
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

NET INCOME
Net income increased approximately $615,000 in the 2024 period to $25.9 million as compared to net income of $25.3 million for the 2023 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates and the opening of our center in Nashville, TN and the acquisition of centers in Huntsville, AL and Asheville, NC during the fourth quarter of 2023
•higher operating expenses, depreciation and amortization from the new centers
•higher interest expense from newly effective variable interest rate swaps in 2024
•lower investment income during 2024 due to much lower cash balances compared to the 2023 period as the cash was used to acquire centers in Huntsville, AL and Asheville, NC and to complete the development of our center in Nashville, TN

In the tables below, information set forth for new developments and acquired properties includes our center in Nashville, TN that opened in October of 2023 and our centers in Asheville, NC and Huntsville, AL that were acquired in November of 2023.

RENTAL REVENUES
Rental revenues increased approximately $17.7 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2024	2023	Increase/(Decrease)
Rental revenues from existing properties	$110,710	$104,837	$5,873
Revenues from new developments and acquired properties	10,864	—	10,864
Rental revenues from properties disposed	8	133	(125)
Straight-line rent adjustments	499	(321)	820
Lease termination fees	278	1	277
Amortization of above and below market rent adjustments, net	(40)	(62)	22
	$122,319	$104,588	$17,731

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. These increases were partially offset by lower percentage rents due to the evolution of our lease structures.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased approximately $210,000 in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2024	2023	Increase/(Decrease)
Management and marketing	$858	$793	$65
Leasing and other fees	285	220	65
Expense reimbursements from unconsolidated joint ventures	1,189	1,109	80
	$2,332	$2,122	$210

Management and leasing fee income increased in the 2024 period due to our addition of property management responsibilities for centers in Palm Beach, Florida.

OTHER REVENUES
Other revenues increased approximately $374,000 in the 2024 period as compared to the 2023 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2024	2023	Increase/(Decrease)
Other revenues from existing properties	$3,805	$3,931	$(126)
Other revenues from new developments and acquired properties	500	—	500
	$4,305	$3,931	$374

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $3.8 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2024	2023	Increase/(Decrease)
Property operating expenses from existing properties	$32,247	$32,429	$(182)
Property operating expenses from new developments and acquired properties	3,346	—	3,346
Expenses related to unconsolidated joint ventures	1,189	1,109	80
Other property operating expenses	767	174	593
	$37,549	$33,712	$3,837

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $509,000 from $18.3 million to $18.8 million in the 2024 period compared to the 2023 period. The increase is due primarily to higher information technology costs and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $8.8 million in the 2024 period compared to the 2023 period.

	2024	2023	Increase/(Decrease)
Depreciation and amortization from existing properties	$25,729	$25,389	$340
Depreciation and amortization from new developments and acquired properties	8,445	—	8,445
	$34,174	$25,389	$8,785

INTEREST EXPENSE
Interest expense increased $3.7 million to $15.7 million from $12.0 million in the 2024 period compared to the 2023 period primarily due to the $325.0 million of Daily SOFR interest rate swaps that we entered into throughout 2023 that became effective on February 1, 2024 at average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024, which had an average fixed pay rate of 0.40%. In addition, we had outstanding balances averaging approximately $45.3 million on our lines of credit during the 2024 period. No amounts were outstanding on our lines of credit during the 2023 period. Finally, our Nashville, TN property opened during the fourth quarter of 2023 and therefore we did not capitalize interest costs related to it in the 2024 period as we did during the 2023 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $2.1 million to $220,000 from $2.3 million in the 2024 period compared to the 2023 period. The 2023 period had higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.3 million to $3.0 million from $1.7 million in the 2024 period compared to the 2023 period. The increase is primarily related to improved leasing execution period over period at two of our joint venture centers.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

NET INCOME
Net income decreased approximately $939,000 in the 2024 period to $49.2 million as compared to net income of $50.2 million for the 2023 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rates and the opening of our center in Nashville, TN and the acquisition of centers in Huntsville, AL and Asheville, NC during the fourth quarter of 2023
•higher general and administrative expenses primarily due to executive departure adjustments
•higher operating expenses and depreciation and amortization from the new centers
•higher interest expense from newly effective variable interest rate swaps in 2024
•lower investment income during 2024 due to much lower cash balances compared to the 2023 period

In the tables below, information set forth for new developments and acquired properties includes our center in Nashville, TN that opened in October of 2023 and our centers in Asheville, NC and Huntsville, AL that were acquired in November of 2023.

RENTAL REVENUES
Rental revenues increased approximately $32.0 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2024	2023	Increase/(Decrease)
Rental revenues from existing properties	$218,143	$209,258	$8,885
Revenues from new developments and acquired properties	21,499	—	21,499
Rental revenues from properties disposed	—	9	(9)
Straight-line rent adjustments	(12)	(1,001)	989
Lease termination fees	540	7	533
Amortization of above and below market rent adjustments, net	(42)	(103)	61
	$240,128	$208,170	$31,958

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. These increases were partially offset by lower percentage revenues due to the evolution of our lease structures.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased approximately $574,000 in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2024	2023	Increase/(Decrease)
Management and marketing	$1,718	$1,574	$144
Leasing and other fees	584	277	307
Expense reimbursements from unconsolidated joint ventures	2,308	2,185	123
	$4,610	$4,036	$574

Management and leasing fee income increased in the 2024 period due to our addition of property management responsibilities for centers in West Palm Beach, Florida.

OTHER REVENUES
Other revenues increased approximately $211,000 in the 2024 period as compared to the 2023 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2024	2023	Increase/(Decrease)
Other revenues from existing properties	$6,663	$7,378	$(715)
Other revenues from new developments and acquired properties	926	—	926
	$7,589	$7,378	$211

Other revenues from existing properties decreased in the 2024 period due to the timing of certain marketing revenue related events.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $6.2 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2024	2023	Increase/(Decrease)
Property operating expenses from existing properties	$62,041	$63,802	$(1,761)
Properties operating expenses from new developments and acquired properties	7,148	—	7,148
Expenses related to unconsolidated joint ventures	2,308	2,185	123
Other property operating expenses	1,517	873	644
	$73,014	$66,860	$6,154

Property operating expenses from existing properties decreased in the 2024 period in part due to certain expense refunds and the timing of certain operating expenses versus the comparative period. This decrease was partially offset by an increase in snow removal costs on a comparative period basis.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $2.6 million in the 2024 period compared to the 2023 period. We recorded executive separation amounts totaling $1.6 million and ($806,000) in the 2024 period and the 2023 period, respectively. Exclusive of those adjustments, general and administrative expenses increased approximately $206,000 due primarily to higher information technology costs and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $16.8 million from $51.3 million to $68.0 million in the 2024 period compared to the 2023 period.

	2024	2023	Increase/(Decrease)
Depreciation and amortization from existing properties	$50,949	$51,282	$(333)
Depreciation and amortization from new developments and acquired properties	17,085	—	17,085
	$68,034	$51,282	$16,752

INTEREST EXPENSE
Interest expense increased $5.7 million to $30.0 million from $24.3 million in the 2024 period compared to the 2023 period primarily due to the $325.0 million of Daily SOFR interest rate swaps that we entered into throughout 2023 that became effective on February 1, 2024 at average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 which had an average fixed pay rate of 0.40%. In addition, we had outstanding balances averaging approximately $37.8 million on our lines of credit during the 2024 period. No amounts were outstanding on our lines of credit during the 2023 period. Finally, our Nashville, TN property opened during the fourth quarter of 2023 and therefore we did not capitalize interest costs related to it in the 2024 period as we did during the 2023 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $4.3 million to $807,000 from $5.1 million in the 2024 period compared to the 2023 period. The 2023 period had higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.9 million to $5.5 million from $3.6 million in the 2024 period compared to the 2023 period. The increase is primarily related to improved leasing execution period over period at two of our joint venture centers.

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

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own shares.

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

Under our ATM Offering, which commenced in February 2021, and was replaced with a new program in December 2023, we may offer and sell our common shares, having an aggregate gross sales price of up to $250.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of common shares pursuant to the ATM Offering for working capital and general corporate purposes. As of June 30, 2024, we had approximately $220.1 million remaining available for sale under our ATM Offering program. There were no sales of our common shares during the first two quarters of 2024 or 2023.

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any shares for the six months ended June 30, 2024 or 2023. The remaining amount of common shares authorized to be repurchased under the program as of June 30, 2024 was approximately $100 million.

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

In July 2024, the Board declared a $0.275 cash dividend per common share payable on August 15, 2024 to each shareholder of record on July 31, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023	Change
Capital expenditures analysis:
New developments and expansions (1)	$13,533	$58,788	$(45,255)
Renovations	4,520	1,550	2,970
Second generation tenant allowances	9,056	4,217	4,839
Other capital expenditures (2)	8,770	12,248	(3,478)
	35,879	76,803	(40,924)
Conversion from accrual to cash basis	13,212	(4,973)	18,185
Additions to rental property-cash basis	$49,091	$71,830	$(22,739)
(1)The decrease in new center developments and expansions is primarily due to development costs at our site in Nashville, TN and other projects in the prior year.
(2)Other capital expenditures in 2024 decreased over the 2023 period due to a lower number of major capital expenditure projects within our existing portfolio.

Potential Future Developments and Acquisitions
We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet and retail real estate assets. Future real estate assets may be wholly-owned by us, owned through joint ventures or partnership arrangements, or managed through management agreements. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Non-GAAP Supplemental Earnings Measures" - "Funds From Operations" below for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of June 30, 2024 we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 3 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the six months ended June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of June 30, 2024.

Future Debt Obligations
As described further in Note 5 of the notes to the consolidated financial statements, as of June 30, 2024, scheduled maturities of our existing long-term debt for the remainder 2024 and for 2025, 2026, 2027 and 2028 are $2.6 million, $1.5 million, $407.4 million, $625.0 million and $35.0 million, respectively. As of June 30, 2024, scheduled maturities after 2028 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2024, these interest obligations total approximately $58.0 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$104,017	$98,872	$5,145
Net cash used in investing activities	(47,639)	(35,037)	(12,602)
Net cash used in financing activities	(60,156)	(62,648)	2,492
Effect of foreign currency rate changes on cash and equivalents	216	(356)	572
Net decrease in cash and cash equivalents	$(3,562)	$831	$(4,393)

Operating Activities
Net cash provided by operating activities increased period over period primarily due to our new development in Nashville, TN that opened in October of 2023 and our acquired properties in Asheville, NC and Huntsville, AL that were acquired in November of 2023.

Investing Activities
The increase in net cash used in investing activities was primarily due to lower cash balances and related short-term investing activities, partially offset by lower additions to rental property as the 2023 period included additions related to our Nashville, TN center that opened in October 2023.

Financing Activities
Net cash used in financing activities decreased period over period primarily due to borrowings under our revolving credit facility. This was partially offset by an increase in cash dividends paid, higher amount of net share settlements related to the vesting of equity awards and finance origination costs related to the amendment and extension of our unsecured lines of credit.

Financing Arrangements

As of June 30, 2024, unsecured borrowings represented 96% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit and our term loan.

As of June 30, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million. The unsecured lines of credit as of June 30, 2024 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances. As of June 30, 2024, our balance on the line of credit was $35.0 million.

In April 2024, the Operating Partnership entered into amendments to its unsecured lines of credit, which, among other things, increased the borrowing capacity from $520.0 million to $620.0 million, with an accordion feature to increase total borrowing capacity to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

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

Equity Offerings under the ATM Offering Program
We did not sell any common shares during the first six months of 2024 and as of June 30, 2024, we have a remaining authorization of $220.1 million of common shares under the ATM Offering program.

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

We have historically been, and at June 30, 2024 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2024, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	39%
Total Secured Debt to Adjusted Total Assets	< 40%	2%
Total Unencumbered Assets to Unsecured Debt	> 150%	250%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.7	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	36%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	4%
EBITDA to Fixed Charges	> 1.5 x	4.5	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	32%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.8	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2024 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Maturity Date with Option	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	50%	$98.6	July 2028		4.27%	—%	$—
Columbus	50%	71.0	October 2032		6.25%	—%	—
Galveston/Houston	50%	58.0	June 2026	June 2028	SOFR + 3.00%	17.2%	10.0
National Harbor	50%	92.9	January 2030		4.63%	—%	—
Debt origination costs		(1.9)
	50%	$318.6					$10.0

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2024.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$25,915	$25,300	$49,221	$50,160
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	33,355	24,952	66,407	50,124
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,060	2,615	4,600	5,285
FFO	61,330	52,867	120,228	105,569
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	80	(248)
Allocation of earnings to participating securities	(412)	(485)	(830)	(909)
FFO available to common shareholders (1)	$60,918	$52,382	$119,478	$104,412
As further adjusted for:
Executive departure-related adjustments (2)	—	—	1,554	(806)
Impact of above adjustment to the allocation of earnings to participating securities	—	—	(10)	6
Core FFO available to common shareholders (1)	$60,918	$52,382	$121,022	$103,612
FFO available to common shareholders per share - diluted (1)	$0.53	$0.47	$1.04	$0.95
Core FFO available to common shareholders per share - diluted (1)	$0.53	$0.47	$1.05	$0.94

Weighted Average Shares:
Basic weighted average common shares	108,683	104,367	108,526	104,228
Effect of notional units	600	722	582	668
Effect of outstanding options and restricted common shares	910	773	916	758
Diluted weighted average common shares (for earnings per share computations)	110,193	105,862	110,024	105,654
Exchangeable operating partnership units	4,708	4,738	4,708	4,738
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	114,901	110,600	114,732	110,392
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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$25,915	$25,300	$49,221	$50,160
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,975)	(1,706)	(5,491)	(3,641)
Interest expense	15,700	11,966	30,053	24,309
Other (income) expense	(220)	(2,324)	(807)	(5,124)
Depreciation and amortization	34,174	25,389	68,034	51,282
Other non-property income	(405)	(973)	(801)	(1,021)
Corporate general and administrative expenses	18,836	18,298	38,325	35,724
Non-cash adjustments (1)	(366)	481	242	1,301
Lease termination fees	(278)	(1)	(540)	(7)
Portfolio NOI - Consolidated	90,381	76,430	178,236	152,983
Non-same center NOI - Consolidated	(8,020)	(106)	(15,276)	40
Same Center NOI - Consolidated (2)	$82,361	$76,324	$162,960	$153,023
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$25,915	$25,300	$49,221	$50,160
Adjusted to exclude:
Interest expense, net	15,444	9,522	29,595	19,301
Income tax expense (benefit)	87	164	(248)	(36)
Depreciation and amortization	34,174	25,389	68,034	51,282
Executive departure-related adjustments (1)	—	—	1,554	(806)
Adjusted EBITDA	$75,620	$60,375	$148,156	$119,901

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$25,915	$25,300	$49,221	$50,160
Adjusted to exclude:
Interest expense, net	15,444	9,522	29,595	19,301
Income tax expense (benefit)	87	164	(248)	(36)
Depreciation and amortization	34,174	25,389	68,034	51,282
Pro-rata share of interest expense, net - unconsolidated joint ventures	2,184	2,195	4,353	4,326
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,060	2,615	4,600	5,285
EBITDAre	$79,864	$65,185	$155,555	$130,318
Executive departure-related adjustments (1)	—	—	1,554	(806)
Adjusted EBITDAre	$79,864	$65,185	$157,109	$129,512
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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2024, approximately 2.6 million square feet, or 19% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of June 30, 2024, we had lease renewals executed or in process for 65.5% of the space scheduled to expire during 2024 compared to 64.4% of the space scheduled to expire during 2023 that was executed or in process as of June 30, 2023.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of June 30, 2024 no one tenant (including affiliates) accounted for more than 8% of our aggregate square feet or 6% of our aggregate rental revenues.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 97.1% and 97.2% as of June 30, 2024 and 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2024 we have interest rate swap agreements in effect to fix the interest rates on outstanding debt with notional amounts totaling $325.0 million. Over the course of 2023, we entered into these interest rate swap agreements that became effective on February 1, 2024 to replace $300.0 million of expiring interest rate swaps as part of our interest rate risk management strategy. The current derivatives have an average fixed pay rate of 3.90% and end at various dates from February 1, 2026 to January 1, 2027. See Note 6 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of June 30, 2024, 6% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $867,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of June 30, 2024, there was a $35.0 million outstanding balance under our unsecured lines of credit. An increase in our credit rating would provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2024	December 31, 2023
Fair value of debt	$1,360,496	$1,319,700
Recorded value of debt	$1,460,011	$1,439,203

A 100 basis point increase from prevailing interest rates at June 30, 2024 and December 31, 2023 would result in a decrease in fair value of total consolidated debt of approximately $37.2 million and $40.1 million, respectively. Refer to Note 7 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2024, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares during the three months ended June 30, 2024. The remaining amount authorized to be repurchased under the program as of June 30, 2024 was approximately $100.0 million of common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2024 to April 30, 2024	—	$—	—	$100.0
May 1, 2024 to May 31, 2024	—	—	—	100.0
June 1, 2024 to June 30, 2024	—	—	—	100.0
Total	—	$—	—	$100.0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

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
DATE: August 5, 2024

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