Form 10-Q
period 2024-09-30
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2024-11-07
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 110,692,577 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2024 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2024, the Company and its wholly owned subsidiaries owned 110,208,387 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2024	December 31, 2023
Assets
Rental property:
Land	$303,605	$303,605
Buildings, improvements and fixtures	3,011,234	2,938,434
Construction in progress	9,421	29,201
	3,324,260	3,271,240
Accumulated depreciation	(1,401,334)	(1,318,264)
Total rental property, net	1,922,926	1,952,976
Cash and cash equivalents	11,053	12,778
Short-term investments	—	9,187
Investments in unconsolidated joint ventures	70,245	71,900
Deferred lease costs and other intangibles, net	77,508	91,269
Operating lease right-of-use assets	76,431	77,400
Prepaids and other assets	117,128	108,609
Total assets	$2,275,291	$2,324,119
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,041,240	$1,039,840
Unsecured term loan, net	322,967	322,322
Mortgages payable, net	60,186	64,041
Unsecured lines of credit	—	13,000
Total debt	1,424,393	1,439,203
Accounts payable and accrued expenses	86,761	118,505
Operating lease liabilities	85,079	86,076
Other liabilities	86,426	89,022
Total liabilities	1,682,659	1,732,806
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 110,208,387 and 108,793,251 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,102	1,088
Paid in capital	1,102,443	1,079,387
Accumulated distributions in excess of net income	(507,833)	(490,171)
Accumulated other comprehensive loss	(27,418)	(23,519)
Equity attributable to Tanger Inc.	568,294	566,785
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	24,338	24,528
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	592,632	591,313
Total liabilities and equity	$2,275,291	$2,324,119
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$125,221	$110,835	$365,349	$319,005
Management, leasing and other services	2,485	2,138	7,095	6,174
Other revenues	5,295	4,373	12,884	11,751
Total revenues	133,001	117,346	385,328	336,930
Expenses:
Property operating	40,247	36,758	113,261	103,618
General and administrative	18,215	18,937	56,518	54,675
Depreciation and amortization	35,376	25,374	103,410	76,656
Total expenses	93,838	81,069	273,189	234,949
Other income (expense):
Interest expense	(15,493)	(11,688)	(45,546)	(35,997)
Other income (expense)	(52)	1,899	755	7,023
Total other income (expense)	(15,545)	(9,789)	(44,791)	(28,974)
Income before equity in earnings of unconsolidated joint ventures	23,618	26,488	67,348	73,007
Equity in earnings of unconsolidated joint ventures	2,312	2,389	7,803	6,030
Net income	25,930	28,877	75,151	79,037
Noncontrolling interests in Operating Partnership	(1,074)	(1,253)	(3,122)	(3,422)
Noncontrolling interests in other consolidated partnerships	—	—	80	(248)
Net income attributable to Tanger Inc.	$24,856	$27,624	$72,109	$75,367

Basic earnings per common share:
Net income	$0.23	$0.26	$0.66	$0.71
Diluted earnings per common share:
Net income	$0.22	$0.26	$0.65	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$25,930	$28,877	$75,151	$79,037
Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(1,765)	(1,051)	(376)
Change in fair value of cash flow hedges	(6,894)	(1,845)	(3,007)	(5,644)
Other comprehensive income (loss)	(7,033)	(3,610)	(4,058)	(6,020)
Comprehensive income	18,897	25,267	71,093	73,017
Comprehensive income attributable to noncontrolling interests	(792)	(1,096)	(2,963)	(3,160)
Comprehensive income attributable to Tanger Inc.	$18,105	$24,171	$68,130	$69,857
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2023	$1,052	$986,472	$(488,273)	$(13,342)	$485,909	$21,834	$—	$507,743
Net income	—	—	27,624	—	27,624	1,253	—	28,877
Other comprehensive loss	—	—	—	(3,453)	(3,453)	(157)	—	(3,610)
Compensation under Incentive Award Plan	—	3,459	—	—	3,459	—	—	3,459
Issuance of 44,300 common shares upon exercise of options	—	610	—	—	610	—	—	610
Common share offering of 106,615 shares	1	2,470	—	—	2,471	—	—	2,471
Withholding of 5,505 common shares for employee income taxes	—	(120)	—	—	(120)	—	—	(120)
Adjustment for noncontrolling interests in Operating Partnership	—	10	—	—	10	(10)	—	—
Common dividends ($0.245 per share)	—	—	(25,839)	—	(25,839)	—	—	(25,839)
Distributions to noncontrolling interests	—	—	—	—	—	(1,161)	—	(1,161)
Balance, September 30, 2023	$1,053	$992,901	$(486,488)	$(16,795)	$490,671	$21,759	$—	$512,430

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	$1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	75,367	—	75,367	3,422	248	79,037
Other comprehensive loss	—	—	—	(5,758)	(5,758)	(262)	—	(6,020)
Compensation under Incentive Award Plan	—	9,234	—	—	9,234	—	—	9,234
Issuance of 51,500 common shares upon exercise of options	—	653	—	—	653	—	—	653
Common share offering of 106,615 shares	1	2,470	—	—	2,471	—	—	2,471
Grant of 1,042,932 restricted common share awards, net of forfeitures	10	(11)	—	—	(1)	—	—	(1)
Withholding of 367,776 common shares for employee income taxes	(3)	(6,960)	—	—	(6,963)	—	—	(6,963)
Adjustment for noncontrolling interests in Operating Partnership	—	323	—	—	323	(323)	—	—
Common dividends ($0.7100 per share)	—	—	(76,298)	—	(76,298)	—	—	(76,298)
Distributions to noncontrolling interests	—	—	—	—	—	(3,369)	(248)	(3,617)
Balance, September 30, 2023	$1,053	$992,901	$(486,488)	$(16,795)	$490,671	$21,759	$—	$512,430

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2024	$1,094	$1,075,902	$(502,589)	$(20,667)	$553,740	$23,840	$—	$577,580
Net income	—	—	24,856	—	24,856	1,074	—	25,930
Other comprehensive loss	—	—	—	(6,751)	(6,751)	(282)	—	(7,033)
Compensation under Incentive Award Plan	—	2,901	—	—	2,901	—	—	2,901
Issuance of 45,625 common shares upon exercise of options	—	633	—	—	633	—	—	633
Common share offering of 818,943 shares	8	24,062	—	—	24,070	—	—	24,070
Forfeiture of 4,450 restricted common share awards	—	—	—	—	—	—	—	—
Withholding of 5,267 common shares for employee income taxes	—	(141)	—	—	(141)	—	—	(141)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	(914)	—	—	(914)	914	—	—
Common dividends ($0.275 per share)	—	—	(30,100)	—	(30,100)	—	—	(30,100)
Distributions to noncontrolling interests	—	—	—	—	—	(1,208)	—	(1,208)
Balance, September 30, 2024	$1,102	$1,102,443	$(507,833)	$(27,418)	$568,294	$24,338	$—	$592,632

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	72,109	—	72,109	3,122	(80)	75,151
Other comprehensive loss	—	—	—	(3,899)	(3,899)	(159)	—	(4,058)
Compensation under Incentive Award Plan	—	9,159	—	—	9,159	—	—	9,159
Issuance of 70,625 common shares upon exercise of options	—	1,166	—	—	1,166	—	—	1,166
Common share offering of 818,943 shares	8	24,062	—	—	24,070	—	—	24,070
Grant of 770,265 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 381,166 common shares for employee income taxes	(3)	(10,662)	—	—	(10,665)	—	—	(10,665)
Contributions from noncontrolling interests	—	—	—	—	—	—	80	80
Adjustment for noncontrolling interests in other consolidated partnerships	—	(660)	—	—	(660)	660	—	—
Common dividends ($0.81 per share)	—	—	(89,771)	—	(89,771)	—	—	(89,771)
Distributions to noncontrolling interests	—	—	—	—	—	(3,813)	—	(3,813)
Balance, September 30, 2024	$1,102	$1,102,443	$(507,833)	$(27,418)	$568,294	$24,338	$—	$592,632
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$75,151	$79,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,410	76,656
Amortization of deferred financing costs	2,609	2,395
Equity in earnings of unconsolidated joint ventures	(7,803)	(6,030)
Equity-based compensation expense	8,980	9,040
Amortization of debt discounts, net	548	537
Amortization (accretion) of market rent rate adjustments, net	393	545
Straight-line rent adjustments	(361)	1,409
Distributions of cumulative earnings from unconsolidated joint ventures	5,551	6,153
Changes in other assets and liabilities:
Other assets	1,118	30
Accounts payable and accrued expenses	(20,562)	(17,659)
Net cash provided by operating activities	169,034	152,113
INVESTING ACTIVITIES
Additions to rental property	(73,430)	(120,070)
Additions to investments in unconsolidated joint ventures	—	(2,612)
Proceeds from short-term investments	9,187	46,979
Additions to short-term investments	—	(7,679)
Additions to non-real estate assets	(6,770)	(7,126)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,837	4,102
Additions to deferred lease costs	(2,561)	(1,960)
Payments for other investing activities	(1,972)	(2,199)
Proceeds from other investing activities	5,357	3,426
Net cash used in investing activities	(67,352)	(87,139)
FINANCING ACTIVITIES
Cash dividends paid	(89,771)	(76,298)
Distributions to noncontrolling interests in Operating Partnership	(3,813)	(3,369)
Proceeds from revolving credit facility	262,000	—
Repayments of revolving credit facility	(275,000)	—
Repayments of notes, mortgages and loans	(3,813)	(3,629)
Issuance of common shares, including transaction costs	24,070	2,471
Employee income taxes paid related to shares withheld upon vesting of equity awards	(10,665)	(6,963)
Additions to deferred financing costs	(6,876)	—
Proceeds from exercise of options	1,166	653
Payment for other financing activities	(861)	(941)
Contributions from noncontrolling interests in other consolidated partnerships	80	—
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)
Net cash used in financing activities	(103,483)	(88,324)
Effect of foreign currency rate changes on cash and cash equivalents	76	(315)
Net decrease in cash and cash equivalents	(1,725)	(23,665)
Cash and cash equivalents, beginning of period	12,778	212,124
Cash and cash equivalents, end of period	$11,053	$188,459
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2024	December 31, 2023
Assets
Rental property:
Land	$303,605	$303,605
Buildings, improvements and fixtures	3,011,234	2,938,434
Construction in progress	9,421	29,201
	3,324,260	3,271,240
Accumulated depreciation	(1,401,334)	(1,318,264)
Total rental property, net	1,922,926	1,952,976
Cash and cash equivalents	10,830	12,572
Short-term investments	—	9,187
Investments in unconsolidated joint ventures	70,245	71,900
Deferred lease costs and other intangibles, net	77,508	91,269
Operating lease right-of-use assets	76,431	77,400
Prepaids and other assets	116,714	108,157
Total assets	$2,274,654	$2,323,461
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,041,240	$1,039,840
Unsecured term loan, net	322,967	322,322
Mortgages payable, net	60,186	64,041
Unsecured lines of credit	—	13,000
Total debt	1,424,393	1,439,203
Accounts payable and accrued expenses	86,124	117,847
Operating lease liabilities	85,079	86,076
Other liabilities	86,426	89,022
Total liabilities	1,682,022	1,732,148
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,150,000 units outstanding at September 30, 2024 and 1,150,000 units outstanding at December 31, 2023, respectively	5,599	5,776
Limited partners, 4,707,958 and 4,707,958 Class A common units, and 109,058,387 and 107,643,251 Class B common units outstanding at September 30, 2024 and December 31, 2023, respectively	615,884	610,330
Accumulated other comprehensive loss	(28,851)	(24,793)
Total partners’ equity	592,632	591,313
Noncontrolling interests in consolidated partnerships	—	—
Total equity	592,632	591,313
Total liabilities and equity	$2,274,654	$2,323,461
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenues	$125,221	$110,835	$365,349	$319,005
Management, leasing and other services	2,485	2,138	7,095	6,174
Other revenues	5,295	4,373	12,884	11,751
Total revenues	133,001	117,346	385,328	336,930
Expenses:
Property operating	40,247	36,758	113,261	103,618
General and administrative	18,215	18,937	56,518	54,675
Depreciation and amortization	35,376	25,374	103,410	76,656
Total expenses	93,838	81,069	273,189	234,949
Other income (expense):
Interest expense	(15,493)	(11,688)	(45,546)	(35,997)
Other income (expense)	(52)	1,899	755	7,023
Total other income (expense)	(15,545)	(9,789)	(44,791)	(28,974)
Income before equity in earnings of unconsolidated joint ventures	23,618	26,488	67,348	73,007
Equity in earnings of unconsolidated joint ventures	2,312	2,389	7,803	6,030
Net income	25,930	28,877	75,151	79,037
Noncontrolling interests in consolidated partnerships	—	—	80	(248)
Net income available to partners	25,930	28,877	75,231	78,789
Net income available to limited partners	25,671	28,588	74,477	78,001
Net income available to general partner	$259	$289	$754	$788

Basic earnings per common unit:
Net income	$0.23	$0.26	$0.66	$0.71
Diluted earnings per common unit:
Net income	$0.22	$0.26	$0.65	$0.70
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$25,930	$28,877	$75,151	$79,037
Other comprehensive income (loss):
Foreign currency translation adjustments	(139)	(1,765)	(1,051)	(376)
Changes in fair value of cash flow hedges	(6,894)	(1,845)	(3,007)	(5,644)
Other comprehensive income (loss)	(7,033)	(3,610)	(4,058)	(6,020)
Comprehensive income	18,897	25,267	71,093	73,017
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	80	(248)
Comprehensive income attributable to the Operating Partnership	$18,897	$25,267	$71,173	$72,769
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2023	$4,503	$517,400	$(14,160)	$507,743	$—	$507,743
Net income	289	28,588	—	28,877	—	28,877
Other comprehensive loss	—	—	(3,610)	(3,610)	—	(3,610)
Compensation under Incentive Award Plan	—	3,459	—	3,459	—	3,459
Withholding of 5,505 common units for employee income taxes	—	(120)	—	(120)	—	(120)
Issuance of 5,000 general partner units and 101,615 limited partner units	122	2,349	—	2,471	—	2,471
Issuance of 44,300 common units upon exercise of options	—	610	—	610	—	610
Common distributions ($0.245 per unit)	(270)	(26,730)	—	(27,000)	—	(27,000)
Balance, September 30, 2023	$4,644	$525,556	$(17,770)	$512,430	$—	$512,430

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	788	78,001	—	78,789	248	79,037
Other comprehensive loss	—	—	(6,020)	(6,020)	—	(6,020)
Compensation under Incentive Award Plan	—	9,234	—	9,234	—	9,234
Issuance of 51,500 common units upon exercise of options	—	653	—	653	—	653
Issuance of 5,000 general partner units and 101,615 limited partner units	122	2,349	—	2,471	—	2,471
Withholding of 367,776 common units for employee income taxes	—	(6,963)	—	(6,963)	—	(6,963)
Common distributions ($0.7100 per unit)	(782)	(78,886)	—	(79,668)	(248)	(79,916)
Balance, September 30, 2023	$4,644	$525,556	$(17,770)	$512,430	$—	$512,430

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2024	$5,656	$593,742	$(21,818)	$577,580	$—	$577,580
Net income	259	25,671	—	25,930	—	25,930
Other comprehensive loss	—	—	(7,033)	(7,033)	—	(7,033)
Compensation under Incentive Award Plan	—	2,901	—	2,901	—	2,901
Issuance of 45,625 common units upon exercise of options	—	633	—	633	—	633
Issuance of 818,943 limited partner units	—	24,070	—	24,070	—	24,070
Forfeiture of 4,450 restricted common share awards	—		—	—	—	—
Withholding of 5,267 common units for employee income taxes	—	(141)	—	(141)	—	(141)
Common distributions ($0.275 per unit)	(316)	(30,992)	—	(31,308)	—	(31,308)
Balance, September 30, 2024	$5,599	$615,884	$(28,851)	$592,632	$—	$592,632

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
Net income	754	74,477	—	75,231	(80)	75,151
Other comprehensive loss	—	—	(4,058)	(4,058)	—	(4,058)
Compensation under Incentive Award Plan	—	9,159	—	9,159	—	9,159
Issuance of 70,625 common units upon exercise of options	—	1,166	—	1,166	—	1,166
Issuance of 818,943 limited partner units	—	24,070	—	24,070		24,070
Grant of 770,265 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 136,469 deferred units	—	—	—	—	—	—
Withholding of 381,166 common units for employee income taxes	—	(10,665)	—	(10,665)	—	(10,665)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	80	80
Common distributions ($0.81 per unit)	(931)	(92,653)	—	(93,584)		(93,584)
Balance, September 30, 2024	$5,599	$615,884	$(28,851)	$592,632	$—	$592,632
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$75,151	$79,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,410	76,656
Amortization of deferred financing costs	2,609	2,395
Equity in earnings of unconsolidated joint ventures	(7,803)	(6,030)
Equity-based compensation expense	8,980	9,040
Amortization of debt (premiums) and discounts, net	548	537
Amortization (accretion) of market rent rate adjustments, net	393	545
Straight-line rent adjustments	(361)	1,409
Distributions of cumulative earnings from unconsolidated joint ventures	5,551	6,153
Changes in other assets and liabilities:
Other assets	1,079	(373)
Accounts payable and accrued expenses	(20,540)	(17,499)
Net cash provided by operating activities	169,017	151,870
INVESTING ACTIVITIES
Additions to rental property	(73,430)	(120,070)
Additions to investments in unconsolidated joint ventures	—	(2,612)
Additions to short-term investments	—	(7,679)
Proceeds from short-term investments	9,187	46,979
Additions to non-real estate assets	(6,770)	(7,126)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,837	4,102
Additions to deferred lease costs	(2,561)	(1,960)
Payments for other investing activities	(1,972)	(2,199)
Proceeds from other investing activities	5,357	3,426
Net cash used in investing activities	(67,352)	(87,139)
FINANCING ACTIVITIES
Cash distributions paid	(93,584)	(79,667)
Proceeds from revolving credit facility	262,000	—
Repayments of revolving credit facility	(275,000)	—
Repayments of notes, mortgages and loans	(3,813)	(3,629)
Issuance of units, including transaction costs	24,070	2,471
Employee income taxes paid related to shares withheld upon vesting of equity awards	(10,665)	(6,963)
Additions to deferred financing costs	(6,876)	—
Proceeds from exercise of options	1,166	653
Payment for other financing activities	(861)	(941)
Contributions from noncontrolling interests in other consolidated partnerships	80	—
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)
Net cash used in financing activities	(103,483)	(88,324)
Effect of foreign currency on cash and cash equivalents	76	(315)
Net decrease in cash and cash equivalents	(1,742)	(23,908)
Cash and cash equivalents, beginning of period	12,572	212,011
Cash and cash equivalents, end of period	$10,830	$188,103
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air retail centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of September 30, 2024, we owned and operated 31 consolidated outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet, which were 97% occupied and contained over 2,500 stores representing approximately 660 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. The portfolio also includes two managed centers, totaling approximately 760,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2024, the Company and its wholly-owned subsidiaries owned 110,208,387 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $49.3 million and $48.9 million as of September 30, 2024 and December 31, 2023, respectively.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9.75 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $59.6 million, and the estimated potential disposition proceeds of the sale of the center, $77.1 million (in aggregate totaling $136.7 million) exceeds the carrying value of $107.8 million by $28.9 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future. If in the future we reduce our estimate of cash flow projections, we may need to record an asset impairment. We have not materially changed the assumptions used in the analysis during the first nine months of 2024. However, we can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

3. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2024
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$70.2	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.5)	98.0
National Harbor(2)	National Harbor, MD	50.0%	341	(11.7)	92.2
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.5)	57.3
Columbus(2)	Columbus, OH	50.0%	355	(4.3)	70.4
		50.0%	1,448	$(51.0)	$317.9

As of December 31, 2023
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	71.9	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	$(20.8)	$99.2
National Harbor(2)	National Harbor, MD	50.0%	341	(13.7)	93.3
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.0)	57.1
Columbus(2)	Columbus, OH	50.0%	355	(3.4)	70.4
		50.0%	1,448	$(50.9)	$320.0
(1)Net of debt origination costs of $1.8 million as of September 30, 2024 and $2.1 million as of December 31, 2023.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Fee:
Management and marketing	$575	$553	$1,702	$1,662
Leasing and other fees	81	99	293	197
Expense reimbursements from unconsolidated joint ventures	1,369	1,197	3,677	3,382
Total Fees	$2,025	$1,849	$5,672	$5,241

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.4 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Land	$80,379	$82,962
Buildings, improvements and fixtures	467,265	466,496
Construction in progress	1,003	223
	548,647	549,681
Accumulated depreciation	(215,605)	(203,395)
Total rental property, net	333,042	346,286
Cash and cash equivalents	15,476	14,040
Deferred lease costs and other intangibles, net	2,459	2,637
Prepaids and other assets	11,491	11,616
Total assets	$362,468	$374,579
Liabilities and Owners’ Equity
Mortgages payable, net	$317,868	$319,957
Accounts payable and other liabilities	13,177	16,013
Total liabilities	331,045	335,970
Owners’ equity	31,423	38,609
Total liabilities and owners’ equity	$362,468	$374,579

	Three months ended		Nine months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$23,774	$23,548	$69,476	$67,481
Expenses:
Property operating	9,342	9,059	26,210	26,315
General and administrative	40	23	170	212
Depreciation and amortization	5,359	5,151	14,380	15,546
Total expenses	14,741	14,233	40,760	42,073
Other income (expense):
Interest expense	(4,587)	(4,603)	(13,675)	(13,523)
Other income	216	153	598	422
Total other expense	(4,371)	(4,450)	(13,077)	(13,101)
Net income	$4,662	$4,865	$15,639	$12,307
The Company and Operating Partnership’s share of:
Net income	$2,312	$2,389	$7,803	$6,030
Depreciation and amortization (real estate related)	$2,850	$2,608	$7,450	$7,893

4. Debt Guaranteed by the Company

All of the Company’s debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million as of September 30, 2024. The Company also guarantees the Operating Partnership’s unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2024	December 31, 2023
Unsecured lines of credit	$—	$13,000
Unsecured term loan	$325,000	$325,000

5. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						September 30, 2024		December 31, 2023
	Stated Interest Rate(s)			Maturity Date	Maturity Date With Extension Option	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026		$350,000	$348,900	$350,000	$348,467
Senior notes	3.875%			July 2027		300,000	298,853	300,000	298,546
Senior notes	2.750%			September 2031		400,000	393,487	400,000	392,827

Unsecured term loan(4)	Adj SOFR	+	0.94%	January 2027	January 2028	325,000	322,967	325,000	322,322

Mortgages payable:
Atlantic City(2) (3)	6.44%	-	7.65%	December 2024- December 2026		8,523	8,685	12,336	12,613
Southaven	Adj SOFR	+	2.00%	October 2026	October 2027	51,700	51,501	51,700	51,428

Unsecured lines of credit	Adj SOFR	+	0.85%	April 2028	April 2029	—	—	13,000	13,000
Total						$1,435,223	$1,424,393	$1,452,036	$1,439,203
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $10.8 million and $12.8 million as of September 30, 2024 and December 31, 2023, respectively. This excludes $7.8 million and $2.1 million of unamortized debt origination costs related to the unsecured lines of credit for the periods ended September 30, 2024 and December 31, 2023, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)In June 2024, the interest rate spread improved by 1 basis point as the Company exceeded the sustainability metric threshold.

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

Certain of our properties, which had a net book value of approximately $241.5 million at September 30, 2024, serve as collateral for mortgages payable. As of September 30, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million. The unsecured lines of credit as of September 30, 2024 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of September 30, 2024, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of September 30, 2024 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2024	$1,317
2025	1,501
2026	407,405
2027	625,000
2028	—
Thereafter	400,000
Subtotal	1,435,223
Net discount and debt origination costs	(10,830)
Total	$1,424,393
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

6. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2024	December 31, 2023
Assets (Liabilities)(1):
July 1, 2019	February 1, 2024	$25,000	Daily SOFR	1.7%	$—	$88
January 1, 2021	February 1, 2024	150,000	Daily SOFR	0.5%	—	692
January 1, 2021	February 1, 2024	100,000	Daily SOFR	0.2%	—	497
March 1, 2021	February 1, 2024	25,000	Daily SOFR	0.2%	—	124
Total		$300,000		0.4%	$—	$1,401

February 1, 2024	February 1, 2026	75,000	Daily SOFR	3.5%	175	670
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	(362)	54
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	(3,039)	(2,435)
Total		$325,000		3.9%	$(3,226)	$(1,711)

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$(6,894)	$(1,845)	$(3,007)	$(5,644)

7. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2024:
Assets:
Interest rate swaps (prepaids and other assets)	$497	—	$497	$—
Total assets	$497	$—	$497	$—

Liabilities:
Interest rate swaps (other liabilities)	$(3,722)	$—	$(3,722)	$—
Total liabilities	$(3,722)	$—	$(3,722)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2023:
Asset:
Interest rate swaps (prepaids and other assets)	$2,708	$—	$2,708	$—
Total assets	$2,708	$—	$2,708	$—

Liabilities:
Interest rate swaps (other liabilities)	$(3,018)	$—	$(3,018)	$—
Total liabilities	$(3,018)	$—	$(3,018)	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2024	December 31, 2023
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	978,398	918,091
Level 3 Significant Unobservable Inputs	384,801	401,609
Total fair value of debt	$1,363,199	$1,319,700

Recorded value of debt	$1,424,393	$1,439,203

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

8. Shareholders’ Equity of the Company

Dividend Declaration

In July 2024, the Company's Board of Directors (the “Board”) declared a $0.275 cash dividend per common share payable on August 15, 2024 to each shareholder of record on July 31, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced February 2021, and was replaced with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $250.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate purposes. As of September 30, 2024, we had approximately $195.1 million of common shares remaining available for sale under the ATM Offering program.

The following table sets forth information regarding issuances under our ATM Offering program:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Number of common shares settled during the period	818,943	106,615	818,943	106,615
Average price per share	$30.53	$24.89	$30.53	$24.89
Aggregate gross proceeds (in thousands)	$25,000	$2,654	$25,000	$2,654
Aggregate net proceeds after commissions and fees (in thousands)	$24,687	$2,621	$24,687	$2,621

In October 2024, we issued an additional 484,741 common shares under our ATM program at an average price of $33.38 per share, totaling approximately $16.2 million of gross proceeds.

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding common shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares in both the three and nine months ended September 30, 2024 and September 30, 2023. The remaining amount of common shares authorized to be repurchased under the program as of September 30, 2024 was approximately $100.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2024 and September 30, 2023:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance June 30, 2023	1,100,000	4,737,982	104,085,781	108,823,763
Options exercised	—	—	44,300	44,300
Issuance of units	5,000	—	101,615	101,615
Forfeitures of restricted common share awards by the Company	—	—	—	—
Units withheld for employee income taxes	—	—	(5,505)	(5,505)
Balance September 30, 2023	1,105,000	4,737,982	104,226,191	108,964,173

Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Options exercised	—	—	51,500	51,500
Issuance of units	5,000	—	101,615	101,615
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,042,932	1,042,932
Units withheld for employee income taxes	—	—	(367,776)	(367,776)
Balance September 30, 2023	1,105,000	4,737,982	104,226,191	108,964,173

Balance June 30, 2024	1,150,000	4,707,958	108,203,536	112,911,494
Options exercised	—	—	45,625	45,625
Issuance of units	—	—	818,943	818,943
Forfeitures of restricted common share awards by the Company	—	—	(4,450)	(4,450)
Units withheld for employee income taxes	—	—	(5,267)	(5,267)
Balance September 30, 2024	1,150,000	4,707,958	109,058,387	113,766,345

Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Options exercised	—	—	70,625	70,625
Issuance of units	—	—	818,943	818,943
Grant of restricted common share awards by the Company, net of forfeitures	—	—	770,265	770,265
Issuance of deferred share units	—	—	136,469	136,469
Units withheld for employee income taxes	—	—	(381,166)	(381,166)
Balance September 30, 2024	1,150,000	4,707,958	109,058,387	113,766,345

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Tanger Inc.	$24,856	$27,624	$72,109	$75,367
Less allocation of earnings to participating securities	(232)	(414)	(692)	(854)
Net income available to common shareholders of Tanger Inc.	$24,624	$27,210	$71,417	$74,513
Denominator:
Basic weighted average common shares	108,972	104,461	108,675	104,308
Effect of notional units	799	1,026	746	898
Effect of outstanding options	933	832	925	783
Diluted weighted average common shares	110,704	106,319	110,346	105,989
Basic earnings per common share:
Net income	$0.23	$0.26	$0.66	$0.71
Diluted earnings per common share:
Net income	$0.22	$0.26	$0.65	$0.70

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2024, approximately 120,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive. For the three and nine months ended September 30, 2023, no notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and nine months ended September 30, 2024, no options were excluded from the computation and for the three and nine months ended September 30, 2023, approximately 333,300 and 475,200 options, respectively, were excluded from the computation as they were anti-dilutive.

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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to partners of the Operating Partnership	$25,930	$28,877	$75,231	$78,789
Less allocation of earnings to participating securities	(232)	(414)	(692)	(854)
Net income available to common unitholders of the Operating Partnership	$25,698	$28,463	$74,539	$77,935
Denominator:
Basic weighted average common units	113,680	109,199	113,383	109,046
Effect of notional units	799	1,026	746	898
Effect of outstanding options	933	832	925	783
Diluted weighted average common units	115,412	111,057	115,054	110,727
Basic earnings per common unit:
Net income	$0.23	$0.26	$0.66	$0.71
Diluted earnings per common unit:
Net income	$0.22	$0.26	$0.65	$0.70

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2024, approximately 120,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or as they were anti-dilutive. For the three and nine months ended September 30, 2023, no notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and nine months ended September 30, 2024, no options were excluded from the computation and for the three and nine months ended September 30, 2023, approximately 333,300 and 475,200 options, respectively, were excluded from the computation, as they were anti-dilutive.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted common shares[1]	$1,748	$1,912	$5,690	$5,649
Notional unit performance awards[1]	1,038	1,393	3,030	3,039
Options	89	83	260	352
Total equity-based compensation	$2,875	$3,388	$8,980	$9,040
(1) The nine months ended September 30, 2023 includes the reversal of compensation costs related to the voluntary resignation of an executive officer.

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Equity-based compensation expense capitalized	$26	$72	$179	$194

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

For certain restricted shares that vest and restricted share units that are settled during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement were approximately 381,000 and 368,000 for the nine months ended September 30, 2024 and 2023, respectively. The total number of shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $10.7 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2024 PSP awards granted during the nine months ended were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

2021 Performance Share Plan

In February 2024, the measurement period for the 2021 Performance Share Plan (the “2021 PSP") concluded. Based on the Company’s absolute share price appreciation and relative total shareholder return over the three-year measurement period, we issued 479,097 restricted common shares in February 2024, with 343,996 vesting immediately and the remaining 135,101 vesting in February 2025. The vesting of those 135,101 shares is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto

(a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability, in which cases vesting will accelerate).

13. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2024	$(23,961)	$3,294	$(20,667)	$(1,331)	$177	$(1,154)
Other comprehensive income before reclassifications	(178)		(178)	39		39
Reclassifications out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges		(6,573)	(6,573)		(320)	(320)
Balance September 30, 2024	$(24,139)	$(3,279)	$(27,418)	$(1,292)	$(143)	$(1,435)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)
Other comprehensive income before reclassifications	(1,054)	—	(1,054)	1	—	1
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,845)	(2,845)	—	(162)	(162)
Balance September 30, 2024	$(24,139)	$(3,279)	$(27,418)	$(1,292)	$(143)	$(1,435)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2023	$(23,187)	$9,845	$(13,342)	$(1,291)	$473	$(818)
Other comprehensive income before reclassifications	(1,688)	—	(1,688)	(77)	—	(77)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(1,765)	(1,765)	—	(80)	(80)
Balance September 30, 2023	$(24,875)	$8,080	$(16,795)	$(1,368)	$393	$(975)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)
Other comprehensive income before reclassifications	(359)	—	(359)	(17)	—	(17)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(5,399)	(5,399)	—	(245)	(245)
Balance September 30, 2023	$(24,875)	$8,080	$(16,795)	$(1,368)	$393	$(975)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $23,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2024.

14. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2024	$(25,289)	$3,471	$(21,818)
Other comprehensive income (loss) before reclassifications	(140)	—	(140)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(6,895)	(6,895)
Balance September 30, 2024	$(25,429)	$(3,424)	$(28,853)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)
Other comprehensive income before reclassifications	(1,053)	—	(1,053)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,007)	(3,007)
Balance September 30, 2024	$(25,429)	$(3,424)	$(28,853)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2023	$(24,478)	$10,318	$(14,160)
Other comprehensive income (loss) before reclassifications	(1,765)	—	(1,765)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(1,845)	(1,845)
Balance September 30, 2023	$(26,243)	$8,473	$(17,770)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)
Other comprehensive loss before reclassifications	(376)	—	(376)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(5,644)	(5,644)
Balance September 30, 2023	$(26,243)	$8,473	$(17,770)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $23,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2024.

15.    Lease Agreements

As of September 30, 2024, we were the lessor to approximately 2,500 stores in our 32 consolidated centers, under operating leases with initial terms that expire from 2024 to 2039, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Rental revenues - fixed	$98,879	$87,315	$294,031	$252,017
Rental revenues - variable (1)	26,342	23,520	71,318	66,988
Rental revenues	$125,221	$110,835	$365,349	$319,005
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

16. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2024	September 30, 2023
Costs relating to construction included in accounts payable and accrued expenses	$19,059	$29,919

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended
	September 30,
	2024	2023
Interest paid	$49,370	$39,421

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

18. Subsequent Events

Dividend Declaration

In October 2024, the Board declared a $0.275 cash dividend per common share payable on November 15, 2024 to each shareholder of record on October 31, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2024 with the three and nine months ended September 30, 2023. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and included this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, beliefs and expectations, are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or similar expressions. Such forward-looking statements include, but are not limited to, risks related to pandemics, supply chain and labor issues and rising interest rates on our business, financial results and financial condition; our ability to raise additional capital, including via future issuances of equity and debt, and the use of proceeds from such issuances; our results of operations and financial condition; capital expenditure and working capital needs and the funding thereof; the repurchase of the Company's common shares, including the potential use of a 10b5-1 plan to facilitate repurchases; future dividend payments; interest rates, the possibility of future asset impairments, development initiatives and strategic partnerships, the anticipated impact of the Company’s recently acquired assets in Huntsville and Asheville, as well as its recently opened Nashville development, compliance with debt covenants; renewal and re-lease of leased space; the outlook for the retail environment, potential bankruptcies, and other store closings; consumer shopping trends and preferences; the outcome of legal proceedings arising in the normal course of business; and real estate joint ventures. You should exercise caution in relying on forward-looking statements since they involve known and unknown risks, uncertainties and other important factors which are, in some cases, beyond our control and which could materially affect our actual results, performance or achievements.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of September 30, 2024, we owned and operated 31 consolidated outlet centers and one open-air lifestyle center, with a total gross leasable area of approximately 12.7 million square feet. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2023 to September 30, 2024 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2023		11,353	29	2,113	6	457	1
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	301	1
Nashville, Tennessee	Fourth Quarter	291	1	—	—	—	—
Asheville, North Carolina	Fourth Quarter	382	1	—	—	—	—
Huntsville, Alabama	Fourth Quarter	651	1	—	—	—	—
Other		13	—	—	—	—	—
As of December 31, 2023		12,690	32	2,113	6	758	2
Other		—	—	—	—	—	—
As of September 30, 2024		12,690	32	2,113	6	758	2

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of September 30, 2024. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	100.0
Tanger Outlets Riverhead	Riverhead, NY (1)	100	729,280	95.6
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,941	93.9
Tanger Outlets Foley	Foley, AL	100	554,736	96.8
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (1)	100	547,937	94.3
Tanger Outlets Atlantic City	Atlantic City, NJ (1) (3)	100	484,748	89.7
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	97.5
Tanger Outlets Sevierville	Sevierville, TN (1)	100	450,079	98.3
Tanger Outlets Savannah	Savannah, GA	100	449,583	99.8
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	98.9
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	99.4
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (1)	100	404,341	99.4
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Asheville	Asheville, NC	100	381,600	97.8
Tanger Outlets Lancaster	Lancaster, PA	100	376,203	100.0
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	100.0
Tanger Outlets Commerce	Commerce, GA	100	371,408	96.3
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	96.8
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,834	97.8
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (2) (3)	50	324,801	100.0
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	98.4
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	100.0
Tanger Outlets Mebane	Mebane, NC	100	319,762	100.0
Tanger Outlets Howell	Howell, MI	100	314,438	92.5
Tanger Outlets Foxwoods	Mashantucket, CT (1)	100	311,229	90.6
Tanger Outlets Nashville	Nashville, TN	100	290,667	96.2
Tanger Outlets Tilton	Tilton, NH	100	250,558	98.0
Tanger Outlets Hershey	Hershey, PA	100	249,696	98.2
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	90.3
Tanger Outlets Hilton Head I	Hilton Head, SC	100	181,687	97.1
	Totals		12,689,681	97.3 (5)
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 4 and 5 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.
(5)Total excludes the Nashville, TN center, which opened in October 2023 and has yet to stabilize.

Unconsolidated joint venture properties		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Charlotte Premium Outlets (1)	Charlotte, NC	50	398,654	99.1
Tanger Outlets Ottawa	Ottawa, ON	50	357,213	99.7
Tanger Outlets Columbus (1)	Columbus, OH	50	355,245	100.0
Tanger Outlets Houston (1)	Texas City, TX	50	352,705	97.2
Tanger Outlets National Harbor (1)	National Harbor, MD	50	341,156	100.0
Tanger Outlets Cookstown	Cookstown, ON	50	307,883	92.3
Totals			2,112,856	98.2
(1)Property encumbered by a mortgage. See Note 3 to the consolidated financial statements for further details of the joint venture debt obligations.

Location	Square Feet
Managed Properties
Tanger Palm Beach(1) Palm Beach, FL	758,156
(1)Includes Tanger Palm Beach and TangerPlace Palm Beach.

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended September 30, 2024 and 2023:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2024	409	2,175	$35.25	15.0%	$4.29	3.21
2023	390	1,762	$38.32	15.2%	$4.03	3.37

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2024	459	2,416	$35.83		$9.94	3.68
2023	458	2,012	$38.25		$8.21	3.72
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

NET INCOME
Net income decreased approximately $3.0 million in the 2024 period to $25.9 million as compared to net income of $28.9 million for the 2023 period. Significant items impacting the comparability of the two periods include the following:

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

RENTAL REVENUES
Rental revenues increased approximately $14.4 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2024	2023	Increase/(Decrease)
Rental revenues from existing properties	$113,667	$110,766	$2,901
Revenues from new developments and acquired properties	10,918	249	10,669
Straight-line rent adjustments	374	(408)	782
Lease termination fees	335	392	(57)
Amortization of above and below market rent adjustments, net	(73)	(164)	91
	$125,221	$110,835	$14,386

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased approximately $348,000 in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2024	2023	Increase/(Decrease)
Management and marketing	$879	$777	$102
Leasing and other fees	238	164	74
Expense reimbursements from unconsolidated joint ventures	1,369	1,197	172
	$2,486	$2,138	$348

Management and leasing fee income increased in the 2024 period due to our addition of property management responsibilities for centers in Palm Beach, Florida.

OTHER REVENUES
Other revenues increased approximately $922,000 in the 2024 period as compared to the 2023 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2024	2023	Increase/(Decrease)
Other revenues from existing properties	$4,773	$4,373	$400
Other revenues from new developments and acquired properties	522	—	522
	$5,295	$4,373	$922

Other revenues from existing properties increased in the 2024 period due to an increase in other revenue streams, such as Tanger Loyalty program, paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $3.5 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2024	2023	Increase/(Decrease)
Property operating expenses from existing properties	$34,176	$34,757	$(581)
Property operating expenses from new developments and acquired properties	3,735	159	3,576
Expenses related to unconsolidated joint ventures	1,369	1,197	172
Other property operating expenses	967	645	322
	$40,247	$36,758	$3,489

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased approximately $722,000 from $18.9 million to $18.2 million in the 2024 period compared to the 2023 period. The decrease is due primarily to reduced executive share-based compensation expense and lower third-party professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $10.0 million in the 2024 period compared to the 2023 period.

	2024	2023	Increase/(Decrease)
Depreciation and amortization from existing properties	$27,007	$25,374	$1,633
Depreciation and amortization from new developments and acquired properties	8,370	—	8,370
	$35,377	$25,374	$10,003

The increase in depreciation and amortization from existing properties is primarily due to increased depreciation from second generation tenant allowances.

INTEREST EXPENSE
Interest expense increased $3.8 million to $15.5 million in the 2024 period from $11.7 million in the 2023 period. The increase was primarily due to the $325.0 million of Daily SOFR interest rate swaps that we entered into throughout 2023 that became effective on February 1, 2024 at average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024, which had an average fixed pay rate of 0.40%. In addition, we had outstanding balances averaging approximately $15.4 million on our lines of credit during the 2024 period. No amounts were outstanding on our lines of credit during the 2023 period. Finally, our Nashville, TN property opened during the fourth quarter of 2023 and therefore we did not capitalize interest costs related to it in the 2024 period as we did during the 2023 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $2.0 million from $1.9 million to ($52,000) in the 2024 period compared to the 2023 period. The 2023 period had higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $77,000 from $2.4 million from $2.3 million in the 2024 period compared to the 2023 period. The decrease is primarily related to higher depreciation at two of our joint venture centers.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

NET INCOME
Net income decreased approximately $3.9 million in the 2024 period to $75.2 million as compared to net income of $79.0 million for the 2023 period. Significant items impacting the comparability of the two periods include the following:

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

RENTAL REVENUES
Rental revenues increased approximately $46.3 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2024	2023	Increase/(Decrease)
Rental revenues from existing properties	$331,812	$320,032	$11,780
Revenues from new developments and acquired properties	32,416	249	32,167
Straight-line rent adjustments	361	(1,409)	1,770
Lease termination fees	875	400	475
Amortization of above and below market rent adjustments, net	(115)	(267)	152
	$365,349	$319,005	$46,344

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased approximately $921,000 in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2024	2023	Increase/(Decrease)
Management and marketing	$2,597	$2,351	$246
Leasing and other fees	821	441	380
Expense reimbursements from unconsolidated joint ventures	3,677	3,382	295
	$7,095	$6,174	$921

Management and leasing fee income increased in the 2024 period due to our addition of property management responsibilities for centers in West Palm Beach, Florida.

OTHER REVENUES
Other revenues increased approximately $1.1 million in the 2024 period as compared to the 2023 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2024	2023	Increase/(Decrease)
Other revenues from existing properties	$11,436	$11,751	$(315)
Other revenues from new developments and acquired properties	1,448	—	1,448
	$12,884	$11,751	$1,133

Other revenues from existing properties decreased in the 2024 period due to the timing of certain marketing revenue related events.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $9.6 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2024	2023	Increase/(Decrease)
Property operating expenses from existing properties	$96,219	$98,559	$(2,340)
Properties operating expenses from new developments and acquired properties	10,881	159	10,722
Expenses related to unconsolidated joint ventures	3,677	3,382	295
Other property operating expenses	2,484	1,518	966
	$113,261	$103,618	$9,643

Property operating expenses from existing properties decreased in the 2024 period in part due to certain expense refunds and the timing of certain operating expenses versus the comparative period.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $1.8 million in the 2024 period compared to the 2023 period. We recorded executive separation amounts totaling $1.6 million and ($806,000) in the 2024 period and the 2023 period, respectively. Exclusive of those adjustments, general and administrative expenses decreased approximately $516,000 due primarily to reduced executive share-based compensation expense and lower third-party professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $26.8 million from $76.7 million to $103.4 million in the 2024 period compared to the 2023 period.

	2024	2023	Increase/(Decrease)
Depreciation and amortization from existing properties	$77,957	$76,656	$1,301
Depreciation and amortization from new developments and acquired properties	25,454	—	25,454
	$103,411	$76,656	$26,755

The increase in depreciation and amortization from existing properties is primarily due to increased depreciation from second generation tenant allowances.

INTEREST EXPENSE
Interest expense increased approximately $9.5 million to $45.5 million in the 2024 period from $36.0 million in the 2023 period. The increase was primarily due to the $325.0 million of Daily SOFR interest rate swaps that we entered into throughout 2023 that became effective on February 1, 2024 at average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 which had an average fixed pay rate of 0.40%. In addition, we had outstanding balances averaging approximately $29.4 million on our lines of credit during the 2024 period. No amounts were outstanding on our lines of credit during the 2023 period. Finally, our Nashville, TN property opened during the fourth quarter of 2023 and therefore we did not capitalize interest costs related to it in the 2024 period as we did during the 2023 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $6.3 million from $7.0 million to $755,000 in the 2024 period compared to the 2023 period. The 2023 period had higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.8 million to $7.8 million from $6.0 million in the 2024 period compared to the 2023 period. The increase is primarily related to improved leasing execution period over period at two of our joint venture centers.

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

ATM Offering Program

Under our ATM Offering program, which commenced in February 2021, and was replaced with a new program in December 2023, we may offer and sell our common shares, having an aggregate gross sales price of up to $250.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of common shares pursuant to the ATM Offering program for working capital and general corporate purposes. As of September 30, 2024, we had approximately $195.1 million remaining available for sale under our ATM Offering program.

The following table sets forth information regarding issuances under our ATM Offering program:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Number of common shares settled during the period	818,943	106,615	818,943	106,615
Average price per share	$30.53	$24.89	$30.53	$24.89
Aggregate gross proceeds (in thousands)	$25,000	$2,654	$25,000	$2,654
Aggregate net proceeds after commissions and fees (in thousands)	$24,687	$2,621	$24,687	$2,621

In October 2024, we issued an additional 484,741 common shares under our ATM Offering program, at an average share price of $33.38 per share, yielding approximately $16.2 million of gross proceeds.

Share Buyback Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any shares for the nine months ended September 30, 2024 or 2023. The remaining amount of common shares authorized to be repurchased under the program as of September 30, 2024 was approximately $100 million.

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

In October 2024, the Board declared a $0.275 cash dividend per common share payable on November 15, 2024 to each shareholder on record on October 31, 2024, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership’s unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Capital expenditures analysis:
New developments and expansions (1)	$19,036	$95,054	$(76,018)
Renovations	5,378	3,945	1,433
Second generation tenant allowances	20,858	7,606	13,252
Other capital expenditures (2)	18,329	23,531	(5,202)
	63,601	130,136	(66,535)
Conversion from accrual to cash basis	9,829	(10,066)	19,895
Additions to rental property-cash basis	$73,430	$120,070	$(46,640)
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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of September 30, 2024 we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 3 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the nine months ended September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of September 30, 2024.

Future Debt Obligations
As described further in Note 5 of the notes to the consolidated financial statements, as of September 30, 2024, scheduled maturities of our existing long-term debt for the remainder 2024 and for 2025, 2026, 2027 and 2028 are $1.3 million, $1.5 million, $407.4 million, $625.0 million and $0.0 million, respectively. As of September 30, 2024, scheduled maturities after 2028 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2024, these interest obligations total approximately $55.4 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$169,017	$151,870	$17,147
Net cash used in investing activities	(67,352)	(87,139)	19,787
Net cash used in financing activities	(103,483)	(88,324)	(15,159)
Effect of foreign currency rate changes on cash and equivalents	76	(315)	391
Net decrease in cash and cash equivalents	$(1,742)	$(23,908)	$22,166

Operating Activities
Net cash provided by operating activities increased period over period primarily due to our new development in Nashville, TN that opened in October of 2023 and our acquired properties in Asheville, NC and Huntsville, AL that were acquired in November of 2023.

Investing Activities
The decrease in net cash used in investing activities was primarily due to lower additions to rental property as the 2023 period included additions related to our Nashville, TN center that opened in October 2023.

Financing Activities
Net cash used in financing activities increased period over period primarily due to an increase in cash dividends paid, higher amount of net share settlements related to the vesting of equity awards and finance origination costs related to the amendment and extension of our unsecured lines of credit, offset by proceeds from our common share offering under our ATM Offering program.

Financing Arrangements

As of September 30, 2024, unsecured borrowings represented 96% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit and our term loan.

As of September 30, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million. The unsecured lines of credit as of September 30, 2024 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

Equity Offerings under the ATM Offering Program
As of September 30, 2024, we have a remaining authorization of $195.1 million of common shares under the ATM Offering program.

The following table sets forth information regarding issuances under our ATM Offering program:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Number of common shares settled during the period	818,943	106,615	818,943	106,615
Average price per share	$30.53	$24.89	$30.53	$24.89
Aggregate gross proceeds (in thousands)	$25,000	$2,654	$25,000	$2,654
Aggregate net proceeds after commissions and fees (in thousands)	$24,687	$2,621	$24,687	$2,621

In October 2024, we issued an additional 484,741 common shares under our ATM Offering program, at an average price of $33.38 per share, yielding approximately $16.2 million of gross proceeds.

Our ATM Offering program also provides that we may sell common shares through forward sale contracts. Actual sales under the ATM Offering program will depend on a variety of factors including market conditions, the trading price of our common shares, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

Derivatives
Throughout 2023, we entered into $325.0 million of forward-starting Daily SOFR interest rate swaps at average fixed pay rate of 3.90%. The swaps were effective February 1, 2024, and end at various dates from February 1, 2026 to January 1, 2027. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024, which had an average fixed pay rate of 0.4%, as part of our interest rate risk management strategy.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at September 30, 2024 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of September 30, 2024, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	37%
Total Secured Debt to Adjusted Total Assets	< 40%	2%
Total Unencumbered Assets to Unsecured Debt	> 150%	257%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.6	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	35%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	4%
EBITDA to Fixed Charges	> 1.5 x	4.4	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	31%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2024 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Maturity Date with Option	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	50%	$98.2	July 2028		4.27%	—%	$—
Columbus	50%	71.0	October 2032		6.25%	—%	—
Galveston/Houston	50%	58.0	June 2026	June 2028	SOFR + 3.00%	17.2%	10.0
National Harbor	50%	92.5	January 2030		4.63%	—%	—
Debt origination costs		(1.8)
	50%	$317.9					$10.0

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the nine months ended September 30, 2024.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$25,930	$28,877	$75,151	$79,037
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	34,357	24,953	100,764	75,077
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,850	2,608	7,450	7,893
FFO	63,137	56,438	183,365	162,007
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	80	(248)
Allocation of earnings to participating securities	(418)	(651)	(1,248)	(1,560)
FFO available to common shareholders (1)	$62,719	$55,787	$182,197	$160,199
As further adjusted for:
Executive departure-related adjustments (2)	—	—	1,554	(806)
Impact of above adjustment to the allocation of earnings to participating securities	—	—	(10)	6
Core FFO available to common shareholders (1)	$62,719	$55,787	$183,741	$159,399
FFO available to common shareholders per share - diluted (1)	$0.54	$0.50	$1.58	$1.45
Core FFO available to common shareholders per share - diluted (1)	$0.54	$0.50	$1.60	$1.44

Weighted Average Shares:
Basic weighted average common shares	108,972	104,461	108,675	104,308
Effect of notional units	799	1,026	746	898
Effect of outstanding options	933	832	925	783
Diluted weighted average common shares (for earnings per share computations)	110,704	106,319	110,346	105,989
Exchangeable operating partnership units	4,708	4,738	4,708	4,738
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	115,412	111,057	115,054	110,727
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

We believe Portfolio NOI and Same Center NOI are non-GAAP metrics used by industry analysts, investors and management to measure the operating performance of our properties because they provide performance measures directly related to the revenues and expenses involved in owning and operating real estate assets and provide a perspective not immediately apparent from net income (loss), FFO or Core FFO. Because Same Center NOI excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Portfolio NOI and Same Center NOI should not be considered alternatives to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions. Other REITs may use different methodologies for calculating Portfolio NOI and Same Center NOI, and accordingly, our Portfolio NOI and Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$25,930	$28,877	$75,151	$79,037
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,312)	(2,389)	(7,803)	(6,030)
Interest expense	15,493	11,688	45,546	35,997
Other (income) expense	52	(1,899)	(755)	(7,023)
Depreciation and amortization	35,376	25,374	103,410	76,656
Other non-property income	(199)	(306)	(1,000)	(1,327)
Corporate general and administrative expenses	18,231	18,950	56,556	54,674
Non-cash adjustments (1)	(214)	670	28	1,971
Lease termination fees	(335)	(392)	(875)	(400)
Portfolio NOI - Consolidated	92,022	80,573	270,258	233,555
Non-same center NOI - Consolidated	(7,702)	(90)	(22,978)	(50)
Same Center NOI - Consolidated (2)	$84,320	$80,483	$247,280	$233,505
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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$25,930	$28,877	$75,151	$79,037
Adjusted to exclude:
Interest expense, net	15,513	9,283	45,108	28,584
Income tax expense (benefit)	—	4	(248)	(32)
Depreciation and amortization	35,376	25,374	103,410	76,656
Executive departure-related adjustments (1)	—	—	1,554	(806)
Adjusted EBITDA	$76,819	$63,538	$224,975	$183,439

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$25,930	$28,877	$75,151	$79,037
Adjusted to exclude:
Interest expense, net	15,513	9,283	45,108	28,584
Income tax expense (benefit)	—	4	(248)	(32)
Depreciation and amortization	35,376	25,374	103,410	76,656
Pro-rata share of interest expense, net - unconsolidated joint ventures	2,186	2,224	6,539	6,550
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,850	2,608	7,450	7,893
EBITDAre	$81,855	$68,370	$237,410	$198,688
Executive departure-related adjustments (1)	—	—	1,554	(806)
Adjusted EBITDAre	$81,855	$68,370	$238,964	$197,882
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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2024, approximately 2.6 million square feet, or 19% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of September 30, 2024, we had lease renewals executed or in process for 72.5% of the space scheduled to expire during 2024 compared to 88.0% of the space scheduled to expire during 2023 that was executed or in process as of September 30, 2023.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of September 30, 2024, no one tenant (including affiliates) accounted for more than 8% of our aggregate square feet or 6% of our aggregate rental revenues.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 97.4% and 98% as of September 30, 2024 and 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2024 we have interest rate swap agreements in effect to fix the interest rates on outstanding debt with notional amounts totaling $325.0 million. Over the course of 2023, we entered into these interest rate swap agreements that became effective on February 1, 2024 to replace $300.0 million of expiring interest rate swaps, which had an average fixed pay rate of 0.40%, as part of our interest rate risk management strategy. The current derivatives have an average fixed pay rate of 3.90% and end at various dates from February 1, 2026 to January 1, 2027. See Note 6 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of September 30, 2024, 4% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $517,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of September 30, 2024, there were no outstanding balances under our unsecured lines of credit. An increase in our credit rating would provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2024	December 31, 2023
Fair value of debt	$1,363,199	$1,319,700
Recorded value of debt	$1,424,393	$1,439,203

A 100 basis point increase from prevailing interest rates at September 30, 2024 and December 31, 2023 would result in a decrease in fair value of total consolidated debt of approximately $35.2 million and $40.1 million, respectively. Refer to Note 7 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2024, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company’s outstanding common shares through May 31, 2023.

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares during the three months ended September 30, 2024. The remaining amount authorized to be repurchased under the program as of September 30, 2024 was approximately $100.0 million of common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2024 to July 31, 2024	—	$—	—	$100.0
August 1, 2024 to August 31, 2024	—	—	—	100.0
September 1, 2024 to September 30, 2024	—	—	—	100.0
Total	—	$—	—	$100.0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

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
DATE: November 7, 2024

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