Form 10-K
period 2024-12-31
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2025-02-21
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting shares held by non-affiliates of Tanger Inc. was approximately $2,894,711,226 based on the closing price on the New York Stock Exchange for such shares on June 30, 2024.

The number of Common Shares of Tanger Inc. outstanding as of February 3, 2025 was 112,783,687.

Documents Incorporated By Reference

Portions of Tanger Inc.'s definitive proxy statement to be filed no later than 120 days after the end of the registrant’s fiscal year with respect to the 2025 Annual Meeting of Shareholders are incorporated by reference into Items 10 through 14 of this Annual Report on Form 10-K.

PART I

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2024 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Inc. and its subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and its subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires. On November 16, 2023, the Company changed its legal name from Tanger Factory Outlet Centers, Inc. to Tanger Inc. We refer to Tanger Inc.’s current legal name throughout this Annual Report on Form 10-K (the "Annual Report").

The Company is one of the leading owner and operators of outlet and open-air retail centers in the United States and Canada. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT"), which, through its controlling interest in the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. The shopping centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and assets of the Company are also descriptions of the business, employees and assets of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we present a separate set of financial statements for this entity.

The Company, including Tanger LP Trust, owns the majority of the units of partnership interests issued by the Operating Partnership. As of December 31, 2024, the Company and its wholly owned subsidiaries owned 112,738,633 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions that do not report historical matters, and describe or reflect our plans, strategies, beliefs and expectations, including as to future financial results, access to, and costs of, capital, liquidity, cash flows, dividend payments and long-term growth.

Forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are subject to change or not within our control, and are subject to risks and uncertainties that could materially affect our actual results, performance or achievements. Such risks and uncertainties, include or relate to, without limitation: our inability to develop new retail centers or expand existing retail centers successfully; risks related to the economic performance and market value of our retail centers; the relative illiquidity of real property investments; impairment charges affecting our properties; failure of our acquisitions or dispositions of assets to achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers; the diversification of our tenant mix and our entry into the operation of full price retail may not achieve our expected results; environmental regulations affecting our business; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to the impact of macroeconomic conditions, including rising interest rates and inflation, on our tenants and on our business, financial condition, liquidity, results of operations and compliance with debt covenants; our dependence on rental income from real property; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; increased costs and reputational harm associated with the increased focus on environmental, sustainability and social initiatives; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; risks of costs and disruptions from cyber-attacks or acts of cyber-terrorism on our information systems or on third party systems that we use; unanticipated threats to our business from changes in information and other technologies, including artificial intelligence; and the uncertainties of costs to comply with regulatory changes (including potential costs to comply with proposed rules of the Securities and Exchange Commission (the “SEC”) to standardize climate-related disclosures). We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

ITEM 1.BUSINESS

The Company and the Operating Partnership

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of December 31, 2024, our consolidated portfolio consisted of 31 outlet centers and 2 open-air lifestyle centers, with a total gross leasable area of approximately 13.0 million square feet, which were 98% occupied and contained over 2,500 stores representing approximately 600 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name.

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

As of December 31, 2024, the Company and its wholly-owned subsidiaries owned 112,738,633 units of the Operating Partnership and the Non-Company LPs collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Recent Developments

Acquisitions

2024
In December 2024, we acquired a 270,000-square-foot, open-air lifestyle center in Little Rock, Arkansas for $73.1 million. The center serves as the dominant shopping destination in its market and comprises over 80 retail stores, restaurants, and entertainment venues.

2025
In February 2025, we acquired a 640,000-square-foot open-air, grocery-anchored mixed-use center in Cleveland,
Ohio for $167.0 million using cash on hand and available liquidity. The center is Northeast Ohio's premier retail and entertainment destination and has become the go-to choice for retailers seeking market entry. The stores at the center are complemented by an expansive menu of entertainment and dining options.

Financing Transactions

ATM Equity Offerings
During 2024, we sold 3.4 million common shares under our at-the-market stock offering (“ATM Offering”) program at a weighted average price of $34.34 per share, generating gross proceeds of $115.9 million. In addition, we issued 1.9 million forward shares for an estimated gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. Shares can be settled at any time over the next 12-15 months, unless otherwise extended. As of December 31, 2024, we have a remaining authorization of $34.5 million under the ATM Offering.

Derivatives
Throughout 2023, we entered into $325.0 million of forward starting daily Secured Overnight Financing Rate (“SOFR”) interest rate swaps at an average fixed pay rate of 3.9%. The swaps were effective February 1, 2024 and end at various dates from February 1, 2026 to January 1, 2027. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 as part of our interest rate risk management strategy.

Unsecured Lines of Credit
In April 2024, the Operating Partnership entered into amendments to its unsecured lines of credit, which, among other things, increased the borrowing capacity from $520 million to $620 million, with an accordion feature to increase total borrowing capacity under the lines of credit to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

Organizational Changes

Effective January 1, 2024, Steven B. Tanger transitioned from his role as Executive Chair of the Board of Directors of the Company (the "Board") to Non-Executive Chair of the Board in connection with his retirement from the Company under the terms of his employment agreement.

In September 2024 and upon recommendation of the Board's Nominating and Corporate Governance Committee, the Board voted to expand the number of positions on the Board from nine to ten and elected Sonia Syngal as a director to fill the vacancy for a term ending at the Company’s 2025 Annual Meeting of Shareholders.

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

In addition to our Tanger branded outlet portfolio, we recently acquired our first three open-air lifestyle centers in Huntsville, Alabama, Little Rock, Arkansas and Cleveland, Ohio, which were natural extensions of our capabilities and consistent with our long-term strategy of investing in dominant open-air retail centers in markets that benefit from outsized residential and economic growth drivers.

As one of the original participants in the outlet industry and through key additions to our executive, leasing, operating and center teams, we have long-standing relationships with many of our tenants that we believe are critical in operating, managing, developing, and acquiring successful retail centers.

Our consolidated centers are typically located in a variety of geographical areas, including high frequency tourist destinations and suburbs of vibrant and fast-growing markets. Additionally, our centers are often situated in close proximity to interstate highways that provide accessibility and visibility to potential customers or that serve as the dominant shopping center in a market.

We have a diverse tenant base throughout our consolidated portfolio comprising over 2,500 stores operated by more than 600 different brand name companies. Our centers offer shoppers a curated mix of retailers specializing in apparel, footwear, accessories, athletic wear, athleisure, home furnishings, health and beauty, and digitally-native brands. Additionally, we are adding food, beverage, and entertainment options, along with other services, at our centers to attract new shoppers, extend visitor dwell time and increase frequency of visits.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during the years ended 2024, 2023 or 2022. As of December 31, 2024, no single tenant accounted for more than 8% of our leasable square feet or 6% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2024, the components of rental revenues are as follows (in thousands):

2024
Rental revenues - fixed	$397,090
Rental revenues - variable (1)	100,426
Rental revenues	$497,516
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

In April 2020, Stephen Yalof, a successful and proven retail and real estate executive, joined the Company as President and Chief Operating Officer, as part of an executive succession plan for the role of Chief Executive Officer. Mr. Yalof became the Chief Executive Officer of the Company effective January 1, 2021. Mr. Yalof has assembled a leadership team with a proven track record for successfully operating, leasing and acquiring retail real estate centers.

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

Expanding and renovating existing centers

Keeping our centers vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premier shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our centers. Construction for expansion and renovation to existing properties typically takes between six to nine months depending on the scope of the project.

Acquiring retail real estate

We may selectively choose to acquire individual properties or portfolios of properties that meet our strategic investment criteria. We believe that our extensive expertise in the retail real estate business, access to capital markets, familiarity with real estate markets and our management experience will allow us to evaluate and execute our acquisition strategy successfully over time. Through our tenant relationships, our teams have the ability to implement a re-merchandising strategy when needed to increase occupancy rates, optimize rents and maximize value. We believe that our brand operating platform and operational expertise and overall retail industry experience will also allow us to add long-term value and viability to these assets.

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

Leasing

Our long-standing retailer relationships and our focus on identifying emerging retailers allow us the ability to provide our shoppers with a collection of the world's most popular retailers. Tanger customers shop and save on their favorite branded merchandise including men's, women's and children's ready-to-wear, digitally native brands, lifestyle apparel, footwear, jewelry and accessories, beauty, tableware, housewares, luggage and home goods. In addition, we are focused on adding non-traditional uses to our tenant mix, including experiential and food and beverage tenants. In order for our centers to perform at a high level, our leasing professionals continually monitor and evaluate tenant mix, store size, store location and sales performance. They also work to assist our tenants through re-sizing and re-location of retail space within each of our centers for maximum sales of each retail unit across our portfolio.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of financial, operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, cash and cash equivalents, our short-term investments, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2025.

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

As of December 31, 2024, we maintain offices and employ on-site management at 36 consolidated and unconsolidated centers and one managed center. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Human Capital

As of December 31, 2024, we had 372 full-time employees and 53 part-time employees. Our corporate headquarters are located in North Carolina, and we maintain 36 business offices. In 2024, 38% of our full-time workforce have been employed by us for five years or longer. We believe our relations with our employees to be relatively good. None of our employees are represented by a union or parties to a collective bargaining agreement.

As of December 31, 2024, female team members made up 70% of field employees, 40% of our executive leadership team, and 70% of our total 425-person workforce. Racial minorities made up 17% of our total workforce in 2024. The Board's gender composition consisted of 30% members who are female and 20% of members with racial diversity.

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

Corporate Responsibility

We believe that supporting strong communities and making conscious decisions about our impact on our planet align with our business strategies to create long-term value for our shareholders, retail partners and employee team members. We integrate programs into our business practices which seek to address the issues most important to our stakeholders. Our Core Values of Consider Community First, Seek the Success of Others, Act Fairly and with Integrity and Make it Happen form the foundation of our approach as we set goals to create positive social and economic impact while reducing our environmental footprint.

Stakeholder Alignment

Stakeholder assessments and business priorities drive the strategy behind our corporate responsibility programs. We begin by identifying opportunities and risks, and leverage external frameworks and engage stakeholders, executives and our Board members to help identify key issues impacting our business. These key issues are translated into operational priorities and processes across the Company. In 2025, we are partnering with a third party to refresh our materiality assessment in alignment with double materiality to evaluate the impact of environmental and social issues on our financial performance. We believe that this double materiality assessment will provide us with valuable insights that we can use to ensure that our priorities are in alignment with the view and opinions of our stakeholders.

Governance and Reporting

Our Executive Committee leads the governance of our corporate responsibility programs and is chaired by our General Counsel. Consisting of executives from various functional areas of our Company, including, without limitation, Operations, Finance and People and Culture, the Executive Committee advises on the Company's approach to corporate responsibility. The Executive Committee monitors progress toward achievement of goals and communicates priority issues to senior leadership. Our Nominating and Corporate Governance Committee of our Board provides oversight of risks related to environmental, social and sustainability matters to ensure such risks are managed appropriately and regularly reviews our programs and practices to ensure alignment with our overall business strategy.

Our goal is to utilize best practices in every aspect of our business, including our disclosures and reporting. In 2024 we published our eighth consecutive Environmental, Social, and Governance (“ESG”) Report, reinforcing our commitment to transparency and accountability. We continue to assess and refine our climate-related governance and strategy to remain apace with current regulatory landscape and framework reporting requirements. In 2025, this includes the completion of a qualitative and quantitative Climate Risk Scenario Analysis, and environmental reporting methodology changes which further enhance our alignment with the Greenhouse Gas Protocol.

For the avoidance of doubt, while certain matters discussed in our 2023 Environmental, Social, and Governance Report may be significant, any significance should not be read as necessarily rising to the level of materiality as that concept is used for the purposes of our compliance and reporting pursuant to the U.S. federal securities laws and regulations. The concept of materiality used in our ESG disclosures, including as it is used above, is based on other definitions of materiality, some of which may require that we use a level of estimation and assumption that may make the resulting disclosures inherently uncertain. This is the case even where we use the word “material” or “materiality” in our ESG disclosures. Therefore, issues that we identify as “material” from an ESG perspective are not necessarily material to the Company under the U.S. federal securities laws and regulations.

The contents of our ESG Report, our corporate policies and related disclosures are not incorporated by reference into this Annual Report and do not form a part of this Annual Report.

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

Real property investments are subject to varying degrees of risk. The economic performance and market values of our real property investments may be affected by many factors, including changes in the international, national, regional and local economic climate, political and legislative uncertainty, inflation, deflation, interest rates, changes in government policies and regulations, including changes in tax laws, unemployment rates, consumer confidence, consumer shopping preferences, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, our ability to provide adequate maintenance and insurance, increased operating costs and increased costs to address environmental impacts related to climate change or natural disasters.

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

In recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, our center in Atlantic City, NJ has an estimated fair value significantly less than its recorded carrying value of approximately $106.5 million. However, based on our current plan with respect to that center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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
In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has remained stable at 98% and 97% at December 31, 2024 and 2023, respectively. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

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

To the extent climate change causes changes in weather patterns, our properties in certain markets could experience, among other impacts, severe weather, rising sea levels and other natural disasters. Approximately, 41% of the square footage of our consolidated portfolio are located in coastal areas, which are at risk to be impacted by storms intensity and 14% of the square footage of our consolidated portfolio are in areas that are at risk to be impacted by rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Changes in federal, state, and local legislation and regulation based on concerns about climate change, including compliance with “green” building codes, could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) or increased taxes and fees assessed on us or our properties, and in our and our tenants’ increased compliance and other costs, without a corresponding increase in revenue, which may result in adverse impacts to our and our tenants’ operating results. There can be no assurance that climate change and severe weather, or the potential impacts of these events on our tenants, will not have a material adverse effect on our properties, operations, or business.

An uninsured loss or a loss that exceeds our insurance policies on our centers or the insurance policies of our tenants could subject us to lost capital and revenue on those centers.

Some of the risks to which our centers are subject, including risks of terrorist attacks, war, earthquakes, wildfires, hurricanes and other natural disasters, are not insurable or may not be insurable in the future. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the insurance policies noted above or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in and anticipated revenue from one or more of our centers, which could adversely affect our results of operations and financial condition, as well as our ability to pay dividends to our shareholders.

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

As of December 31, 2024, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in two centers located in Canada. Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2024, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $10.0 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise.

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

As of December 31, 2024, we had approximately $376.7 million of outstanding indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. As of December 31, 2024, we had interest rate hedging agreements in place for $325.0 million of variable rate cash flows which expire between February 1, 2026 and January 1, 2027. We manage our exposure to interest rate risk by periodically entering into interest rate hedging agreements to effectively fix a portion of our variable rate debt. Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including that a counterparty to a hedging arrangement may fail to honor its obligations. We enter into swaps that are exempt from the requirements of central clearing and/or trading on a designated contract market or swap execution facility pursuant to the applicable regulations and rules, and thus there may be more counterparty risk relative to others who do not utilize such exemption. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. We believe that we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). However, there can be no assurance that we have qualified or will continue to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

The REIT provisions of the Internal Revenue Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction does not constitute "gross income" for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Internal Revenue Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, or fail to make the proper tax identifications, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries.

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

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle the forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Internal Revenue Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (1) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (2) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.

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

A security compromise of our or our critical providers' information technology systems or business operations could occur through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization, due to malicious conduct, human error, negligence, and social engineering, as well as due to bugs, coding misconfigurations or other software vulnerabilities. Like many companies, we and third-party providers of certain information technology systems that we use have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our centers and other business processes. Disruption of those systems, for example, due to ransomware, could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been subjected to attempted attacks, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs of remediation and compliance (particularly in light of increased regulation of corporate data privacy and cybersecurity practices) and expose us to material legal claims and liability by private litigants (including class actions) and regulatory agencies. If the unauthorized release or loss of customer, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could also be adversely affected.

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

We also have policies and procedures in place for the identification of cybersecurity incidents and technology vulnerabilities, and their timely elevation to executive management for remediation. Additionally, we take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Undetected and/or unremediated critical vulnerabilities that are exploited could pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive information of the Company or our tenants could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence or machine-learning technologies.

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

In recent years, there has been an increased focus from regulators, investors and other stakeholders on metrics and reporting related to ESG factors.

Such attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report on. At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies.

Views about ESG have become a consideration in investment decisions, and as investors evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide.

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

Use of artificial intelligence presents risks and challenges that could impact our business.

As with many technological innovations, the use of artificial intelligence, including generative AI tools (“AI”), presents risks and challenges that could adversely affect our business. We are evaluating AI solutions to assist our employees with research, content generation, and decision support. Our vendors may incorporate AI tools into their services and deliverables without disclosing this to us, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to security, privacy, and data protection. If we, our vendors, or third parties experience an actual or perceived privacy or security incident because of the use of AI, we could lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. In addition, AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including reputational and competitive harm, loss of customers, and legal liability. Moreover, uncertainty in the regulatory environment related to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which continues to evolve and may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage, which could adversely affect our business. In addition, investments in AI may not realize the benefits that were anticipated.

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

Governance

The Board is focused on the critical nature of managing risks associated with cybersecurity threats as well as challenges to our business from evolving information technology systems. The Board has delegated to its Audit Committee oversight of management's processes for identifying and mitigating risks, including cybersecurity risks such as network security, information and digital security, data privacy and protection, and risks related to emerging technologies such as generative artificial intelligence and machine learning, to help align our risk exposure with our strategic objectives.

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

Monitor Cybersecurity Incidents

The Senior Vice President of Technology ("SVP Technology") is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The SVP Technology implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we believe we have a well-defined incident response plan governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident.

Depending on the nature and severity of an incident, this process provides for evaluation by an executive management group to determine if the incident is material to us by evaluating the impact on our financial condition, reputation and potential litigation risk and regulatory impact. The management group is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel, Chief Accounting Officer and the SVP Technology to determine if escalation is necessary by the Chief Executive Officer to the Board (specifically our Lead Independent Director and the Audit Committee Chair).

Reporting to Board of Directors

The SVP Technology plays a pivotal role in informing the Audit Committee on cybersecurity-related risks. The Audit Committee holds quarterly meetings and the SVP Technology provides periodic reports, on at least a quarterly basis, to the Audit Committee.

These reports cover a broad range of topics, including:

•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards

The SVP Technology regularly informs our executive management group of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity environment and potential risks facing us. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit Committee, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

As of the date of this Annual Report, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

ITEM 2.PROPERTIES

As of December 31, 2024, our consolidated portfolio consisted of 31 outlet centers and two open-air lifestyle centers, totaling 13.0 million square feet located in 19 states. We own interests in six other outlet centers totaling approximately 2.1 million square feet through unconsolidated joint ventures, including two outlet centers located in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name. Our consolidated centers range in size from 181,687 to 737,473 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

In February 2025, we acquired a 640,000-square-foot open-air, grocery-anchored mixed-use center in Cleveland, Ohio for $167.0 million using cash on hand and available liquidity. The center is Northeast Ohio's premier retail and entertainment destination and has become the go-to choice for retailers seeking market entry. The stores at the center are complemented by an expansive menu of entertainment and dining options.

We believe that our centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. No property comprises more than 10% or more of our consolidated total assets or revenues as of December 31, 2024.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2024, of the 33 centers in our consolidated portfolio, we own the land underlying 27 and have ground leases on all or a portion of six centers. The following table sets forth information about such land leases:

Property Name	Location	Acres	Expiration	Expiration including renewal terms at our option
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC	40.0	2027	2096
Tanger Outlets Atlantic City	Atlantic City, NJ	21.3	2100	2101
Tanger Outlets Sevierville	Sevierville, TN	43.6	2086	2086
Tanger Outlets Riverhead	Riverhead, NY	47.0	2029	2039
Tanger Outlets at Foxwoods	Mashantucket, CT	8.1	2039	2089
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE	2.7	2044	2064

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

The following table summarizes certain information with respect to our consolidated centers as of December 31, 2024:

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	5	1,605,443	12
New York	2	1,466,753	11
Alabama	2	1,205,677	9
Georgia	3	1,142,073	9
Pennsylvania	3	999,762	8
Texas	2	823,650	6
Tennessee	2	740,746	6
North Carolina	2	701,362	5
Michigan	2	671,571	5
Delaware	1	547,937	4
New Jersey	1	484,748	4
Arizona	1	410,753	3
Florida	1	351,691	3
Missouri	1	329,861	3
Mississippi	1	324,801	3
Louisiana	1	321,066	3
Connecticut	1	311,229	2
Arkansas	1	269,642	2
New Hampshire	1	250,558	2
Total	33	12,959,323	100

The following table summarizes certain information with respect to our consolidated centers in which we have an ownership interest as of December 31, 2024. Except as noted, all properties are fully owned:

Property Name	Location	Legal Ownership %	Square Feet (4)	% Occupied (4)
Consolidated Centers
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	100.0
Tanger Outlets Riverhead	Riverhead, NY (1)	100	729,280	96.0
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,941	95.0
Tanger Outlets Foley	Foley, AL	100	554,736	98.7
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (1)	100	547,937	98.4
Tanger Outlets Atlantic City	Atlantic City, NJ (1) (3)	100	484,748	87.7
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	99.5
Tanger Outlets Sevierville	Sevierville, TN(1)	100	450,079	100.0
Tanger Outlets Savannah	Savannah, GA	100	449,583	100.0
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	98.7
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	100.0
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (1)	100	404,341	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	99.5
Tanger Outlets Asheville	Asheville, NC	100	381,600	98.4
Tanger Outlets Lancaster	Lancaster, PA	100	376,203	100.0
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	99.8
Tanger Outlets Commerce	Commerce, GA	100	371,408	99.3
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	97.5
Tanger Outlets Forth Worth	Fort Worth, TX	100	351,834	100.0
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (2) (3)	50	324,801	100.0
Tanger Outlets Locust Grove	Locust Grove, GA	100	321,082	99.2
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	100.0
Tanger Outlets Mebane	Mebane, NC	100	319,762	100.0
Tanger Outlets Howell	Howell, MI	100	314,438	93.3
Tanger Outlets at Foxwoods	Mashantucket, CT (1)	100	311,229	91.1
Tanger Outlets Nashville	Nashville, TN	100	290,667	96.7
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	91.1
Tanger Outlets Tilton	Tilton, NH	100	250,558	100.0
Tanger Outlets Hershey	Hershey, PA	100	249,696	100.0
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	95.1
Tanger Outlets Hilton Head I	Hilton Head, SC	100	181,687	97.1
	Total		12,959,323	98.0	(5)
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 8 and 9 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.
(5)Total excludes the Nashville, TN center, which opened in October 2023 and has yet to stabilize.

Property Name	Location	Legal Ownership %	Square Feet	% Occupied
Unconsolidated joint venture properties
Charlotte Premium Outlets	Charlotte, NC (1)	50	398,674	98.2
Tanger Outlets Ottawa	Ottawa, ON	50	357,213	100.0
Tanger Outlets Columbus	Columbus, OH (1)	50	355,245	100.0
Tanger Outlets Houston	Texas City, TX (1)	50	352,705	99.2
Tanger Outlets National Harbor	National Harbor, MD (1)	50	341,156	98.9
Tanger Outlets Cookstown	Cookstown, ON	50	307,883	93.8
	Total		2,112,876	98.4
(1)Property encumbered by mortgage. See Note 6 to the consolidated financial statements for further details of our joint ventures' debt obligations.

Property Name	Location	Square Feet
Managed Properties
Tanger Outlets Palm Beach	Palm Beach, FL	457,326
Tanger Place Palm Beach	Palm Beach, FL	300,830
	Total	758,156

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated centers:

	2024	2023	2022	2021	2020
Occupancy	98%	97%	97%	95%	92%
Average annual base rent per square foot	$26.83	$26.07	$25.25	$23.79	$21.10
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

Lease Expirations

The following table sets forth, as of December 31, 2024, scheduled lease expirations for our consolidated centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2025	521	2,479	$30.42	$75,406	23
2026	460	2,056	29.65	60,959	19
2027	320	1,682	29.18	49,077	15
2028	279	1,631	27.68	45,160	13
2029	191	884	32.21	28,472	9
2030	97	669	28.72	19,203	6
2031	54	285	30.11	8,586	2
2032	65	480	28.27	13,565	4
2033	63	323	36.64	11,820	4
2034	66	303	35.13	10,631	3
2035 and after	27	164	38.29	6,261	2
	2,143	10,956	$30.05	$329,140	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, vacant space, leases that have turned over but are not open, and temporary leases, totaling in the aggregate approximately 2.0 million square feet of our consolidated centers. 2025 lease expirations include month-to-month leases.
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

Expiring leases

The following table sets forth information regarding the expiring leases for our consolidated centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year (1)	Square Feet (in 000's)	% of Total Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2024	2,228	17	1,692	76
2023	1,766	14	1,642	93
2022	1,968	17	1,559	79
2021	1,728	15	1,359	79
2020	1,526	13	1,096	72
(1)Excludes data for properties sold in each respective year.
(2)Represents the percentage of total square footage at the beginning of each year that is scheduled to expire during the respective year.

Leasing activity

The following table sets forth leasing activity for each of the calendar years for comparable space for executed leases for consolidated centers.(1) Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space).

	Renewals of Existing Leases			Stores Re-leased to New Tenants
		Initial Rent (2)			Initial Rent (2)
		($ per sq. ft.)			($ per sq. ft.)
Year	Square Feet (in 000's)	New	Rent Spread %(3)	Square Feet (in 000's)	New	Rent Spread %(3)
2024	1,850	$35.37	14	126	$48.19	37
2023	1,711	$37.78	12	157	$46.58	37
2022	1,693	$30.72	9	122	$43.47	28
2021	978	$31.08	—	192	$29.27	(4)
2020	1,077	$22.90	(8)	91	$30.02	(5)
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

Year	Occupancy Costs as a % of Tenant Sales
2024	9.5
2023	9.3
2022	8.6
2021	8.1
2020	N/A (1)
(1)As a result of the COVID-19 pandemic, retailers' stores were closed for much of the second quarter of 2020 due to mandates by order of local and state authorities. Given the fewer than twelve months of sales reported by our tenants for 2020, an average tenant occupancy cost is not provided for this period.

As of December 31, 2024, our occupancy cost ratio increased to 9.5%. The increase from 2023 predominantly relates to higher tenant occupancy costs.

Tenants

The following table sets forth certain information for our consolidated centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2024 (1) :

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Athleta, Banana Republic, Gap, Old Navy	91	952,706	7.4%	5.4%
KnitWell Group LLC; Lane Bryant Brands Opco LLC	Ann Taylor, Chicos, Lane Bryant, Loft, Soma Intimates, Talbots, White House/Black Market	118	528,931	4.1%	5.0%
Tapestry, Inc.	Coach, Kate Spade	52	245,013	1.9%	3.2%
Under Armour, Inc.	Under Armour, Under Armour Youth	31	280,232	2.2%	3.1%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters, Offline by Aerie	49	321,388	2.5%	3.1%
Catalyst Brands	Aéropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brands, Nautica	66	392,421	3.0%	3.0%
PVH Corp.	Calvin Klein, Tommy Hilfiger	38	283,670	2.2%	2.6%
Nike, Inc.	Converse, Nike	32	397,580	3.1%	2.4%
Columbia Sportswear Company	Columbia Sportswear	25	192,934	1.5%	2.2%
Signet Jewelers Limited	Banter by Piercing Pagoda, Jared, Kay Jewelers, Zales	52	112,473	0.9%	2.1%
Luxottica Group S.p.A.	Lenscrafters, Oakley, Sunglass Hut	62	97,970	0.8%	1.9%
Carter’s, Inc.	Carters, OshKosh B'gosh	39	174,221	1.3%	1.9%
Rack Room Shoes	Off Broadway Shoes, Rack Room Shoes	25	178,348	1.4%	1.8%
Adidas AG	Adidas	26	188,193	1.5%	1.8%
Skechers USA, Inc.	Skechers	29	163,527	1.3%	1.8%
Capri Holdings Limited	Michael Kors, Michael Kors Mens	28	142,986	1.1%	1.8%
Levi Strauss & Co.	Levi's	29	121,946	0.9%	1.6%
V. F. Corporation	Dickies, The North Face, Timberland, Vans, Work Authority	27	143,805	1.1%	1.6%
H & M Hennes & Mauritz LP.	H&M	19	406,125	3.1%	1.4%
Ralph Lauren Corporation	Polo Children, Polo Ralph Lauren	30	348,637	2.7%	1.4%
Caleres Inc.	Famous Footwear	23	138,321	1.1%	1.4%
Victoria's Secret & Co.	Pink by Victoria's Secret, Victoria's Secret	17	118,399	0.9%	1.3%
Crocs Inc.	Crocs, Hey Dude	36	99,254	0.8%	1.3%
Hilco Consumer - Retail	Hanesbrands, Maidenform	25	134,764	1.0%	1.3%
Vera Bradley, Inc.	Vera Bradley	23	86,557	0.7%	1.2%
Total of Top 25 tenants		992	6,250,401	48.5%	55.6%
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

INFORMATION ABOUT THE EXECUTIVE OFFICERS OF TANGER INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

Name	Age	Position
Stephen J. Yalof	62	Director, President and Chief Executive Officer
Michael J. Bilerman	49	Executive Vice President - Chief Financial Officer and Chief Investment Officer
Leslie A. Swanson	54	Executive Vice President - Chief Operating Officer
Jessica K. Norman	43	Executive Vice President - General Counsel and Secretary
Justin C. Stein	45	Executive Vice President - Leasing

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

Jessica K. Norman. Ms. Norman joined the Company in September 2023 as Executive Vice President - General Counsel and Secretary. Prior to joining the Company, she served as Chief Legal Officer of Independence Realty Trust ("IRT"), a publicly traded REIT that owns and operates multifamily apartment properties across non-gateway U.S. markets. Prior to joining IRT in 2016, she served for two years as Managing Director, Corporate Counsel for IRT's external advisor, RAIT Financial Trust, where she was primarily responsible for overseeing legal matters affecting IRT. Before moving in-house, Ms. Norman spent 8 years in private practice specializing in commercial real estate and finance. Since 2021, Ms. Norman has also served as a board member and co-chair for the Nominating and Governance Committee for the Ronald McDonald House Charities® of the Philadelphia Region. Ms. Norman holds a Bachelor of Science in Business and Economics from the University of Pittsburgh, as well as a Juris Doctorate and a Master of Business Administration from Temple University.

Justin C. Stein. Mr. Stein joined the Company in October 2021 as Executive Vice President - Leasing. Prior to joining the Company, he served as Senior Vice President of Leasing at Simon Property Group, Inc., a commercial real estate company, for 10 years. A consistent top producer and key member of their leadership team, Mr. Stein’s innovative approach to deal making and relationship-driven mentality has made him one of the most respected and productive persons in the industry. He also has more than eight years of experience in the retail brokerage industry as a Managing Director of Retail for Newmark, CBRE and Cushman & Wakefield, all of which are commercial real estate companies. Mr. Stein’s major responsibilities include managing the leasing strategies for Tanger’s operating properties, as well as expansions and new developments. He also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Mr. Stein is a graduate of Bryant University where he earned a B.S. in Computer Information Systems. He also earned a Master’s of Science, Information Systems from Stevens Institute of Technology.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tanger Inc. Market Information

The Company's common shares commenced trading on the New York Stock Exchange on May 28, 1993, and are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 3, 2025, there were approximately 336 common shareholders of record.

Share Repurchases

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares subsequent to the authorization of the repurchase plan in May 2023. The remaining amount authorized to be repurchased under the program as of December 31, 2024 was $100.0 million.

The following table summarizes our common share repurchases for the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2024 to October 31, 2024	—	$—	—	$100.0
November 1, 2024 to November 30, 2024	—	—	—	100.0
December 1, 2024 to December 31, 2024	—	—	—	100.0
Total	—	$—	—	$100.0

For certain restricted common shares that vested during the three months ended December 31, 2024, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 38,477 for the three months ended December 31, 2024.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the debt agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. During the years ended 2024 and 2023, the Company paid dividends aggregating $1.085 and $0.97 per share, respectively. In January 2025, the Board declared a quarterly dividend of $0.275 per share, which was paid on February 14, 2025. The Board continues to evaluate the potential for future dividend payments on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2024 tax year.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2024, is not necessarily indicative of future results.

## Tanger Inc.
## Comparison of 5-year Cumulative Total Return

350
300
250
200
150
100
50
Index Value
12/31/19
12/31/20120
12/31/21
12/31/22
12/31/23
12/31/24
Tanger Inc.
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Retail Index
S&P 500 Index

	Period Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Tanger Inc.	100.00	72.72	146.59	143.21	232.08	296.38
Dow Jones Equity All REIT Index	100.00	95.21	134.44	100.82	112.21	117.66
Dow Jones U.S. Real Estate Retail Index	100.00	63.78	99.96	86.17	95.21	107.61
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2024, the Company and its wholly-owned subsidiary, Tanger LP Trust, owned 112,738,633 units of the Operating Partnership and the Non-Company LPs owned 4,707,958 Class A limited partnership units of the Operating Partnership. We made distributions per common unit during the year ended 2024 as follows:

2024
First Quarter	$0.260
Second Quarter	0.275
Third Quarter	0.275
Fourth Quarter	0.275
Distributions per unit	$1.085

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of December 31, 2024, we had 31 consolidated centers and two open-air lifestyle centers in 19 states totaling 13.0 million square feet. We also had 6 unconsolidated centers totaling 2.1 million square feet, including 2 outlet centers located in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that impacted our results of operations and liquidity from January 1, 2022 to December 31, 2024:

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet (in thousands)	Number of Centers	Square Feet (in thousands)	Number of Centers	Square Feet (in thousands)	Number of Centers
As of December 31, 2021		11,453	30	2,113	6	—	—
Dispositions:
Blowing Rock, North Carolina	Fourth Quarter	(104)	(1)	—	—	—	—
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	457	1
Other		4	—	—	—
As of December 31, 2022		11,353	29	2,113	6	457	1
Additions:
Palm Beach, Florida	Third Quarter	—	—	—	—	301	1
Nashville, Tennessee	Fourth Quarter	291	1	—	—	—	—
Asheville, North Carolina	Fourth Quarter	382	1	—	—	—	—
Huntsville, Alabama	Fourth Quarter	651	1	—	—	—	—
Other		13	—	—	—	—	—
As of December 31, 2023		12,690	32	2,113	6	758	2
Additions:
Little Rock, Arkansas	Fourth Quarter	270	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2024		12,960	33	2,113	6	758	2

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the years ended December 31, 2024 and 2023, respectively:

Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Rent Spread % (5)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2024	402	1,976	$36.19	15.2%	$3.79	3.19
2023	391	1,868	$38.52	14.2%	$5.81	3.41

Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (4)	Tenant Allowance (psf) (6)	Average Initial Term (in years)
Total space
2024	454	2,250	$36.64	$10.16	3.81
2023	461	2,131	$38.48	$10.23	3.79
(1)For consolidated properties owned as of the period-end date. Represents leases for new stores or renewals that were executed during the respective calendar years and excludes license agreements, seasonal tenants and month-to-month leases.
(2)Comparable space excludes leases for space that was vacant for more than 12 months (non-comparable space).

Results of Operations

2024 Compared to 2023

Net income
Net income decreased $(1.1) million in the 2024 period to a net income of $102.8 million compared to net income of $103.9 million for the 2023 period. The change in net income was primarily due to the following:

•higher interest expense from interest rate swaps that became effective in 2024 at higher rates
•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates and the opening of our center in Nashville, TN and the acquisition of centers in Huntsville, AL and Asheville, NC during the fourth quarter of 2023
•higher operating expenses, depreciation and amortization from the new centers
•higher general and administrative expenses primarily due to executive separation costs
•lower investment income during 2024 due to the 2023 period having higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

In the tables below, information set forth for new developments and acquired properties relates to the Little Rock, AR center, acquired in December 2024 and Nashville, TN, Asheville, NC, and Huntsville, AL centers which were opened or acquired in the fourth quarter of 2023.

Rental Revenues
Rental revenues increased $58.6 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2024	2023	Increase/(Decrease)
Rental revenues from existing properties	$450,729	$434,901	$15,828
Rental revenues from new developments and acquired properties	45,441	5,950	39,491
Straight-line rent adjustments	607	(2,229)	2,836
Lease termination fees	896	542	354
Amortization of above and below market rent adjustments, net	(157)	(275)	118
	$497,516	$438,889	$58,627
Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Our average occupancy was consistent at 97% for 2024 and 2023.

Management, Leasing and Other Services
Management, leasing and other services increased $1.0 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2024	2023	Increase/(Decrease)
Management and marketing	$3,552	$3,165	$387
Leasing and other fees	1,033	614	419
Expense reimbursements from unconsolidated joint ventures and managed properties	5,060	4,881	179
	$9,645	$8,660	$985

During the 2023 period, we added additional property management responsibilities for centers in Palm Beach, Florida. The increase in overall fees is primarily attributable to the full year impact of those responsibilities in 2024 along with incremental leasing activities and incremental expense reimbursements from our unconsolidated joint ventures.

Other Revenues
Other revenues increased $2.0 million in the 2024 period as compared to the 2023 period. The following table sets forth the changes in other revenues (in thousands):

	2024	2023	Increase/(Decrease)
Other revenues from existing properties	$16,728	$16,171	$557
Other revenues from new developments and acquired properties	2,174	687	1,487
	$18,902	$16,858	$2,044

Other revenues from existing properties increased in the 2024 period due to an increase in other revenue streams, such as our customer loyalty program, paid media sponsorships and onsite signage, on a local and national level.

Property Operating Expenses
Property operating expenses increased $13.2 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2024	2023	Increase/(Decrease)
Property operating expenses from existing properties	$136,396	$136,124	$272
Property operating expenses from new developments and acquired properties	15,474	3,593	11,881
Expenses related to unconsolidated joint ventures and managed properties	5,060	4,881	179
Other property operating expense	1,799	949	850
	$158,729	$145,547	$13,182

Property operating expenses from existing properties increased in the 2024 period primarily from higher snow removal costs and property payroll related expenses, partially offset by certain expense refunds.

General and Administrative Expenses
General and administrative expenses increased $1.9 million in the 2024 period compared to the 2023 period. We recorded executive separation amounts totaling $1.6 million and ($806,000) in the 2024 period and the 2023 period, respectively. Exclusive of those adjustments, general and administrative expenses decreased approximately $470,000 due primarily to reduced executive share-based compensation expense and lower third-party professional fees.

Depreciation and Amortization
Depreciation and amortization expense increased $29.8 million in the 2024 period compared to the 2023 period. The following table sets forth the changes in various components of depreciation and amortization costs from the 2023 period to the 2024 period (in thousands):

	2024	2023	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$104,830	$104,000	$830
Depreciation and amortization from new developments and acquired properties	33,860	4,889	28,971
	$138,690	$108,889	$29,801

The increase in depreciation and amortization from existing properties was primarily due to increased depreciation related to recent center redevelopment projects and solar projects placed in service during the last two years.

Interest Expense
Interest expense increased $12.7 million in the 2024 period compared to the 2023 period. The increase was primarily due to the $325.0 million of Daily SOFR interest rate swaps that we entered into throughout 2023 that became effective on February 1, 2024 at average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 which had an average fixed pay rate of 0.40%. In addition, we had balances drawn on our lines of credit at different times during the 2024 period. No amounts were outstanding on our lines of credit during the 2023 period. Finally, our Nashville, TN property opened during the fourth quarter of 2023 and therefore we did not capitalize interest costs related to it in the 2024 period as we did during the 2023 period.

Other Income (Expense)
Other income (expense) decreased approximately $8.2 million in the 2024 period compared to the 2023 period. The 2023 period had higher investment income due to higher cash balances than were available in the 2024 period. The majority of the cash balances were utilized during the fourth quarter of 2023 for the acquisitions of the Asheville, NC and Huntsville, AL centers. In addition, cash was utilized throughout 2023 to complete the construction of our Nashville, TN center which opened in October 2023.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased approximately $3.0 million in the 2024 period compared to the 2023 period. The increase was primarily due to improved leasing execution period over period at three of our joint venture centers.

2023 Compared to 2022

For a discussion of our results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

For tax reporting purposes, we distributed approximately $118.1 million during 2024. If in any taxable year, we were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2018) on our taxable income at the regular corporate rate.

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

Under our ATM Offering, which commenced in February 2021, and was reinstated with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million. We may sell the Common Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Common Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of Common Shares pursuant to the ATM Offering for working capital, funding external growth and general corporate purposes. As of December 31, 2024, we had approximately $34.5 million remaining available for sale under our ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	2024	2023	2022
Number of common shares settled during the period	3,374,184	3,494,919	—
Average price per share	$34.34	$25.75	$—
Aggregate gross proceeds (in thousands)	$115,878	$89,986	$—
Aggregate net proceeds after commissions and fees (in thousands)	$114,541	$88,861	$—

During the fourth quarter of 2024, we sold an aggregate of 1.9 million shares under the ATM Offering program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. Shares can be settled at any time over the next 12-15 months, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

In May 2023, the Board authorized the repurchase of up to $100.0 million of our outstanding Common Shares through May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring Common Shares. We intend to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of our Common Shares under this authorization. We did not repurchase any Common Shares during the years ended December 31, 2024, 2023 and 2022. The remaining amount of Common Shares authorized to be repurchased under the program as of December 31, 2024 was $100.0 million.

In January 2025, the Board declared a $0.275 cash dividend per Common Share payable on February 14, 2025 to each shareholder of record on January 31, 2025, and a $0.275 cash distribution per general and limited partnership unit to the Operating Partnership's unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the years ended December 31, 2024 and 2023, respectively (in thousands):

	2024	2023	Change
Capital expenditures analysis:
New center developments and expansions (1)	$27,008	$123,175	$(96,167)
Renovations	6,243	10,688	(4,445)
Second generation tenant allowances (2)	24,437	12,516	11,921
Other capital expenditures (3)	27,152	51,275	(24,123)
	84,840	197,654	(112,814)
Conversion from accrual to cash basis	15,597	(9,458)	25,055
Additions to rental property-cash basis	$100,437	$188,196	$(87,759)
(1)The decrease in new center developments and expansions was primarily due to development costs at our site in Nashville, TN, which opened in October 2023.
(2)In the 2024 and 2023 periods, second generation tenant allowances are presented net of $206,000 and $1.1 million tenant allowance reversals respectively, which were the result of a lease modifications.
(3)The decrease in other capital expenditures in 2024 was primarily related to lower spending on our ongoing solar initiatives. Other capital expenditures includes capital expenditures related to recurring and value-enhancing capital activities.

We expect total capital expenditures for 2025 to be approximately $105.0 million as compared to capital expenditures of $100.4 million in 2024. The higher 2025 amount as compared to 2024 is driven primarily by renovations and redevelopments at certain centers and continuing operational capital expenditures. We expect to maintain sufficient liquidity to fund these capital expenditures.

Acquisitions
In February 2025, we acquired a 640,000-square-foot open-air, grocery-anchored mixed-use center in Cleveland, Ohio for $167.0 million using cash on hand and available liquidity. The center is Northeast Ohio's premier retail and entertainment destination and has become the go-to choice for retailers seeking market entry. The stores at the center are complemented by an expansive menu of entertainment and dining options.

In December 2024, we acquired The Promenade at Chenal, a 270,000-square foot, open-air lifestyle center in Little Rock, Arkansas for $73.1 million using cash and proceeds from our ATM program. The Promenade at Chenal offers a line-up of highly sought-after national brands complemented by a curated roster of popular local and regional retailers, a variety of elevated and casual dining options, and an AMC IMAX Theatre.

In November 2023, we acquired a 382,000-square-foot, open-air outlet center in Asheville, North Carolina for $70.0 million in an all-cash transaction. The established center is occupied by a diverse mix of brands that includes leading home furnishings providers as well as iconic apparel, footwear and accessories brands.

In addition, in November 2023, we acquired Bridge Street Town Centre, an 825,000-square-foot (including approximately 174,000 square feet ground leased to tenants), open-air lifestyle center in Huntsville, Alabama for $193.5 million with cash proceeds from our ATM program and amounts available under our unsecured lines of credit. The center comprises over 80 retail stores, restaurants, and entertainment venues and serves as the dominant shopping destination in the market.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop or acquire centers. As of December 31, 2024, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers located in Canada. See Note 6 to the Consolidated Financial Statements for details of our individual joint ventures, including, but not limited to, the carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests in the joint venture), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during the year ended 2025 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance all or portion of their debt obligations, including the ability to exercise upcoming extensions of near-term maturities.

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

Future Debt Obligations
As described further in Note 9 to the Consolidated Financial Statements, as of December 31, 2024, scheduled maturities and principal amortization of our existing debt for 2025, 2026 and 2027 are $1.5 million, $407.4 million and $625.0 million, respectively. There are no scheduled maturities in 2028. As of December 31, 2024, scheduled maturities after 2028 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2024, these interest obligations total approximately $147.0 million and range from approximately $11.0 million to $54.4 million on an annual basis over the next five years. Our variable rate debt agreements are based on Daily SOFR so the Daily SOFR rate at December 31, 2024 was used to calculate future interest expense.

Operating Lease Obligations
As described further in Note 21 to the Consolidated Financial Statements, as of December 31, 2024, we had a total of $226.9 million of minimum operating lease obligations. These minimum lease payments range from approximately $4.7 million to $5.9 million on an annual basis over the next five years.

Other Contractual Obligations
Other contractual obligations totaled $6.0 million as of December 31, 2024. These obligations range from approximately $329,000 to $2.1 million on an annual basis over the next five years.

Cash Flows

The following table sets forth our changes in cash flows from 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by operating activities	$260,592	$229,515	$31,077
Net cash used in investing activities	(178,007)	(409,561)	231,554
Net cash used in financing activities	(48,335)	(19,278)	(29,057)
Effect of foreign currency rate changes on cash and equivalents	(122)	(115)	(7)
Net increase/(decrease) in cash and cash equivalents	$34,128	$(199,439)	$233,567

Operating Activities
The increase in net cash provided by operating activities was primarily due to the addition of three centers during the fourth quarter of 2023, changes in working capital and an increase in rental revenues at existing centers primarily driven by an increase in occupancy rates and increase in rental rates.

Investing Activities
The decrease in net cash used in investing activities was primarily driven by lower additions to rental property as the 2023 period includes the acquisition in November 2023 of two centers in Asheville, NC and Huntsville, AL, and the development of our new center in Nashville, TN, which opened in October 2023. These items were partially offset by the acquisition of our new center in Little Rock, AR in December 2024.

Financing Activities
The primary cause for the increase in net cash used in financing activities was higher dividends paid during 2024 compared to 2023 primarily driven by an increase in our dividend rate, higher amount of net share settlements related to the vesting of equity awards and finance origination costs related to the amendment and extension of our unsecured lines of credit, net repayments on our line of credit and less cash generated from short-term investment activities, offset by higher proceeds from our ATM Program and higher draws on our unsecured lines of credit to fund acquisitions and development.

Financing Arrangements

See Notes 8 and 9 to the Consolidated Financial Statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2024, unsecured borrowings represented 96% of our outstanding debt and 97% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2024, 4% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

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

Equity Offerings under the ATM Offering Program
During 2024, we sold 3.4 million shares under our at-the-market stock offering ("ATM Offering") program at a weighted average price of $34.34 per share, generating gross proceeds of $115.9 million. As of December 31, 2024, we have a remaining authorization of $34.5 million under the ATM Offering Program.

Our ATM Offering Program also provides that we may sell Common Shares through forward sale contracts. Actual sales under the ATM Offering Program will depend on a variety of factors including market conditions, the trading price of our Common Stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

During the fourth quarter of 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates.

Derivatives
Throughout 2023, we entered into $325 million of forward starting Daily SOFR interest rate swaps at average fixed pay rate of 3.90%. The swaps were effective February 1, 2024 and end at various dates from February 1, 2026 to January 1, 2027. These swaps replace $300.0 million of existing swaps that expired on February 1, 2024 as part of our interest rate risk management strategy.

Unsecured term loan
In October 2022, we amended and restated our unsecured term loan. The outstanding balance was increased from $300.0 million to $325.0 million, and the maturity date was extended to January 2027 plus a one-year extension option. The interest rate changed from LIBOR + 1.25% to Adjusted SOFR + 0.94% based on our current credit rating. The amendment also incorporates a sustainability metric, reducing the applicable grid-based interest rate spread by one basis point annually, subject to meeting certain thresholds. The outstanding balance as of December 31, 2024 was $325.0 million.

Unsecured Lines of Credit Amendments and Extension
In April 2024, the Operating Partnership entered into amendments to its unsecured lines of credit, which, among other things, increased the borrowing capacity from $520.0 million to $620.0 million, with an accordion feature to increase total borrowing capacity under the unsecured lines of credit to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

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

Debt Covenants

We have historically been, and, at December 31, 2024 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, we may be restricted from paying dividends to our shareholders in excess of dividends required to maintain our REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of December 31, 2024, we were in compliance with all financial and non-financial covenants related to our debt obligations, as detailed below:

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	36%
Total Secured Debt to Adjusted Total Assets	< 40%	2%
Total Unencumbered Assets to Unsecured Debt	> 150%	275%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.5	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	34%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	4%
EBITDA to Fixed Charges	> 1.5 x	4.4	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	29%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.6	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2024 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Maturity Date With Option	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	50%	$97.7	July 2028	—	4.27%	—%	$—
Columbus	50%	71.0	October 2032	—	6.25%	—%	—
Galveston/Houston	50%	58.0	June 2026	June 2028	Daily SOFR + 3.00%	17.2%	10.0
National Harbor	50%	92.1	January 2030		4.63%	—%	—
Debt origination costs	50%	(1.6)	—	—	—	—	—
		$317.2					$10.0

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material. Management believes the Company’s critical accounting estimates are those related to impairment of long-lived assets, impairment of investments, revenue recognition and collectability of operating lease receivables. Management considers these estimates critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of the Board.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $58.3 million, and the estimated potential disposition proceeds of the sale of the center, $68.8 million (in aggregate totaling $127.1 million) exceeds the carrying value of $106.5 million by $20.6 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

During the fourth quarter of 2024, we acquired one center for a total purchase price of $73.6 million, including capitalized transaction costs, that was accounted for as an asset acquisition. Using the above guidance, we allocated the purchase price of asset acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. Approximately $4.7 million and $4.0 million, respectively, were allocated to the value of leases with above and below market rents.

During the fourth quarter of 2023, we acquired two centers for a total purchase price of $265.1 million, including capitalized transaction costs, that were accounted for as asset acquisitions. Using the above guidance, we allocated the purchase price of asset acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. Approximately $7.0 million and $6.4 million, respectively, were allocated to the value of leases with above and below market rents.

Revenue recognition and collectability of operating lease receivables

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	2024	2023
Net income	$102,760	$103,882
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	134,927	106,450
Depreciation and amortization of real estate assets - unconsolidated joint ventures	9,334	10,514
FFO	247,021	220,846
FFO attributable to noncontrolling interests in other consolidated partnerships	80	(248)
Allocation of earnings to participating securities	(1,652)	(2,151)
FFO available to common shareholders (1)	$245,449	$218,447
As further adjusted for:
Compensation-related adjustments (2)	1,554	(806)
Impact of above adjustments to the allocation of earnings to participating securities	(10)	6
Core FFO available to common shareholders (1)	$246,993	$217,647
FFO available to common shareholders per share - diluted (1)	$2.12	$1.96
Core FFO available to common shareholders per share - diluted (1)	$2.13	$1.96
Weighted Average Shares:
Basic weighted average common shares	109,263	104,682
Effect of notional units	865	1,052
Effect of outstanding options and restricted common shares	951	798
Diluted weighted average common shares (for earnings per share computations)	111,079	106,532
Exchangeable operating partnership units	4,708	4,734
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	115,787	111,266
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for Common Shares. Each Class A common limited partnership unit is exchangeable for one Common Share, subject to certain limitations to preserve the Company's REIT status.
(2)For the 2024 period, represents executive severance costs, and for the 2023 period, represents the reversal of previously expensed compensation related to a voluntary executive departure.

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

We believe Portfolio NOI and Same Center NOI are non-GAAP metrics used by industry analysts, investors and management to measure the operating performance of our properties because they provide performance measures directly related to the revenues and expenses involved in owning and operating real estate assets and provide a perspective not immediately apparent from net income (loss), FFO or Core FFO. Because Same Center NOI excludes properties developed, redeveloped, acquired and sold; as well as non-cash adjustments, gains or losses on the sale of outparcels and termination rents; it highlights operating trends such as occupancy levels, rental rates and operating costs on properties that were operational for both comparable periods. Portfolio NOI and Same Center NOI should not be considered alternatives to net income (loss) as an indication of our performance or to cash flows as a measure of our liquidity or ability to make distributions. Other REITs may use different methodologies for calculating Portfolio NOI and Same Center NOI, and accordingly, our Portfolio NOI and Same Center NOI may not be comparable to other REITs.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2024	2023
Net income	$102,760	$103,882
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(11,289)	(8,240)
Interest expense	60,637	47,928
Other (income) expense	(1,484)	(9,729)
Depreciation and amortization	138,690	108,889
Other non-property expenses	(1,174)	(1,119)
Corporate general and administrative expenses	78,341	76,299
Non-cash adjustments (1)	(91)	2,895
Lease termination fees	(896)	(542)
Portfolio NOI - Consolidated	365,494	320,263
Non-same center NOI - Consolidated	(32,139)	(3,014)
Same Center NOI - Consolidated (2)	$333,355	$317,249
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Centers excluded from Same Center NOI Cash Basis:

Center	Date	Event
Little Rock, AR	December 2024	Acquired
Nashville, TN	October 2023	New Development
Asheville, NC	November 2023	Acquired
Huntsville, AL	November 2023	Acquired

Adjusted EBITDA, EBITDAre and Adjusted EBITDAre

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as adjusted for items described below (“Adjusted EBITDA”), EBITDA for Real Estate (“EBITDAre”) and Adjusted EBITDAre, all non-GAAP measures, as supplemental measures of our operating performance. Each of these measures is defined as follows:
We define Adjusted EBITDA as net income (loss) available to the Company's common shareholders computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, joint venture properties, outparcels and other assets, impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate, compensation related to voluntary retirement plan and other executive officer severance, certain executive departure related adjustments, gain on sale of non-real estate asset adjustments, casualty gains and losses, gains and losses on early extinguishment of debt, net and other items that we do not consider indicative of the Company's ongoing operating performance.
We determine EBITDAre based on the definition set forth by Nareit, which is defined as net income (loss) available to the Company's common shareholders computed in accordance with GAAP before net interest expense, income taxes (if applicable), depreciation and amortization, gains and losses on sale of operating properties, gains and losses on change of control and impairment write-downs of depreciated property and of investment in unconsolidated joint ventures caused by a decrease in value of depreciated property in the affiliate and after adjustments to reflect our share of the EBITDAre of unconsolidated joint ventures.
Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on early extinguishment of debt, net, casualty gains and losses, compensation related to voluntary retirement plan and other executive officer severance, certain executive departure related adjustments, gain on sale of non-real estate asset adjustments, gains and losses on sale of outparcels, and other items that that we do not consider indicative of the Company's ongoing operating performance.

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	2024	2023
Net income	$102,760	$103,882
Adjusted to exclude:
Interest expense, net	59,414	38,149
Income tax expense (benefit)	45	(408)
Depreciation and amortization	138,690	108,889
Compensation-related adjustments (1)	1,554	(806)
Adjusted EBITDA	$302,463	$249,706

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	2024	2023
Net income	$102,760	$103,882
Adjusted to exclude:
Interest expense, net	59,414	38,149
Income tax expense (benefit)	45	(408)
Depreciation and amortization	138,690	108,889
Pro-rata share of interest expense, net - unconsolidated joint ventures	8,725	8,779
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	9,334	10,514
EBITDAre	$318,968	$269,805
Compensation-related adjustments (1)	1,554	(806)
Adjusted EBITDAre	$320,522	$268,999
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

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants' contractual ability to pay reduced rents, which in turn may negatively impact our results of operations. Our occupancy at our consolidated centers was 98% and 97% at the end of the years ended December 31, 2024 and 2023, respectively.

Our centers typically include well-known, national, branded companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. During the year ended December 31, 2024, no one tenant (including affiliates) accounted for more than 8% of our square feet or 6% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2025, approximately 2.7 million square feet, or 19% of the total portfolio including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of January 31, 2025, we had lease renewals executed or in process for 34.9% of the space scheduled to expire during 2025 compared to 23.8% of the space scheduled to expire during 2024 that was executed or in process as of January 31, 2024. As of January 31, 2025, we had lease renewals executed or in process for 76.6% of the space that came up for renewal in 2024.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy at our consolidated centers was 98% and 97.3% as of December 31, 2024 and 2023, respectively.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2024, we had interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $325.0 million. Over the course of 2023, we entered into these interest rate swap agreements that became effective on February 1, 2024 to replace $300.0 million of expiring interest rate swaps, which had an average fixed pay rate of 0.40%, as part of our interest rate risk management strategy. The current derivatives have an average fixed pay rate of 3.90% and end at various dates between February 1, 2026 and January 1, 2027. See Note 10 to the Consolidated Financial Statements for additional details related to our outstanding derivatives.

As of December 31, 2024, 4% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $517,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our three investment grade credit ratings. As of December 31, 2024, we did not have any outstanding balances under our unsecured lines of credit. An upgrade or downgrade to our credit rating could decrease or increase, respectively, our interest expense depending on the level of change.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2024	December 31, 2023
Fair value of debt	$1,348,831	$1,319,700
Recorded value of debt	$1,423,759	$1,439,203

A 100 basis point increase from prevailing interest rates at December 31, 2024 and December 31, 2023 would result in a decrease in fair value of total consolidated debt of approximately $34.5 million and $40.1 million, respectively. Refer to Note 11 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Management's report on internal control over financial reporting.

Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, including those policies and procedures that:

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer) of Tanger Inc., the sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) and concluded that, as of December 31, 2024, the Operating Partnership's disclosure controls and procedures were effective.

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

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and the Board, as the Operating Partnership's sole general partner; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Operating Partnership's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2024 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Operating Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2024 was reported.

Disclosure of 10b5-1 plans

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Entry Into a Material Definitive Agreement (Third Amended and Restated Limited Partnership Agreement of Tanger Properties Limited Partnership)

Effective February 20, 2025, the Second Amended and Restated Limited Partnership Agreement (“Prior Agreement”) of Tanger Properties Limited Partnership (the “Partnership”) was amended and restated in its entirety by the Third Amended and Restated Limited Partnership Agreement (the “Restated Partnership Agreement”). Tanger Inc. (“we” or the “Company”) is the sole general partner of the Partnership and owns its assets and conduct its operations through the Partnership. Prior to adopting the Restated Partnership Agreement, on February 20, 2025, the Partnership received approval from more than 50% of the total outstanding Class A limited partnership interests, as required under the Prior Agreement.. No meeting of the Class A limited partners was held for this purpose. The following is a summary of certain of the amendments (collectively, the “Amendments”) to the Prior Agreement reflected in, and effectuated by, the Restated Partnership Agreement.

LTIP Units
The Amendments provide that the Company may cause the Partnership to issue LTIP units, which are intended to qualify as “profits interests” for U.S. federal income tax purposes, to persons providing services to the Partnership. LTIP units may be issued subject to vesting requirements, which, if they are not met, may result in the automatic forfeiture of any LTIP units issued. Generally, LTIP units will be entitled to the same non-liquidating distributions and allocations of profits and losses as the Class A Units (as defined in the Restated Partnership Agreement) on a per unit basis.

As with Class A Units, liquidating distributions with respect to LTIP units are made in accordance with the positive capital account balances of the holders of these LTIP units to the extent associated with these LTIP units. However, unlike Class A Units, upon issuance, LTIP units generally will have a capital account equal to zero. Upon the sale of all or substantially all of the assets of the Partnership or a book-up event for tax purposes in which the book values of the Partnership’s assets are adjusted, holders of LTIP units will be entitled to priority allocations of any book gain that may be allocated by the Partnership to increase the value of their capital accounts associated with their LTIP units until these capital accounts are equal, on a per unit basis, to the capital accounts associated with the Class A Units. The amount of these priority allocations will determine the liquidation value of the LTIP units. In addition, once the capital account associated with a vested LTIP unit has increased to an amount equal, on a per unit basis, to the capital accounts associated with the Class A Units, that LTIP unit will be automatically converted into a Class C non-voting common unit that will be substantially equivalent to Class A Units. The book gain that may be allocated to increase the capital accounts associated with LTIP units is comprised in part of unrealized gain, if any, inherent in the property of the Partnership on an aggregate basis at the time of a book-up event. Book-up events are events that, for U.S. federal income tax purposes, require a partnership to revalue its property and allocate any unrealized gain or loss since the last book-up event to its partners. Book-up events generally include, among other things, the issuance or redemption by a partnership of more than a de minimis partnership interest.

Redemption Rights
The Amendments provide that holders of any Class A Units or Class C Units issued after the effective date of the Restated Partnership Agreement may tender their Units to the Partnership for redemption after the first anniversary of the issuance date in exchange for, at the Company’s option, either a cash payment equal to, on a per unit basis, the average of the closing prices of the common shares of the Company during the ten trading-day period prior to the redemption request or a number of common shares of the Company equal to the number of Units tendered for redemption. The Company, as sole general partner, would have the right to elect to satisfy the redemption with one common share of the Company for each Unit tendered for redemption.

Mergers and other Business Combinations
The Amendments provide that the Partnership interest of the general partner may be transferred, without consent of Class A Limited Partners in connection with (a) a merger or other combination of the assets of the Company or the Partnership with another entity, (b) a sale of all or substantially all of the assets of the Company General or the Partnership not in the ordinary course of the business of the Company or the Partnership or (c) a reclassification, recapitalization or change of any outstanding shares of the Company so long as, in connection with any such transaction, (I) the Limited Partners will receive, or will have the right to elect to receive, for each Partnership Unit, an amount of cash, securities or other property equal to the product of the Exchange Factor (currently 1.0) and the greatest amount of cash, securities or other property paid to a holder of one common share of the Company in consideration of one common share pursuant to the terms of such transaction; of the Company or (II) (a) substantially all of the assets owned by the surviving entity are owned by the Partnership or another limited partnership or limited liability company which is the survivor of a merger or other combination of assets with the Partnership (in each case, the “Surviving Partnership”); (b) Limited Partners that held Partnership Units immediately prior to the consummation of such transaction own a percentage interest of the Surviving Partnership based on the relative fair market value of the net assets of the Partnership and the other net assets of the Surviving Partnership immediately prior to the consummation of such transaction; (c) the rights, preferences and privileges in the Surviving Partnership of such Limited Partners are at least as favorable as those in effect with respect to the Partnership Units immediately prior to the consummation of such transaction and as those applicable to any other limited partners or non-managing members of the Surviving Partnership (other than holders of preferred units of limited partnership interest, if any); and (d) the rights of such Limited Partners include at least one of the following: (1) the right to redeem their interests in the Surviving Partnership for the consideration available to such persons as described in the preceding sentence or (2) the right to redeem their interests in the Surviving Partnership for cash on terms substantially equivalent to those in effect with respect to their Partnership Units immediately prior to the consummation of such transaction, or, if the ultimate controlling person of the Surviving Partnership has publicly traded common equity securities, such common equity securities, with an exchange ratio based on the determination of relative fair market value of such securities and the REIT common shares.

This description of the Restated Partnership Agreement is qualified in its entirety by reference to the Restated Partnership Agreement, which is filed as Exhibit 10.38 to this Annual Report and is hereby incorporated by reference into this Item 9B.

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Inc.”

The information concerning our Company Code of Business Conduct and Ethics required by this Item, which is posted on our website at www.tanger.com, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

The information concerning the Company's Insider Trading policy required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2024 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of limited partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,662,099	(1)	$16.12	3,695,000	(2)
Equity compensation plans not approved by security holders	1,000,000	(3)	7.15	—
Total	2,662,099		$9.86	3,695,000
(1)Includes (a) 434,810 common shares issuable upon the exercise of outstanding options (142,010 of which are vested and exercisable), (b) 401,613 restricted common shares that may be issued under the 2022 Performance Share Plan (the "2022 PSP") upon the satisfaction of certain conditions (assumes a maximum payout), (c) 465,469 restricted common shares that may be issued under the 2023 Performance Share Plan (the "2023 PSP") upon the satisfaction of certain conditions (assumes a maximum payout), and (d) 360,207 restricted common shares that may be issued under the 2024 Performance Share Plan (the "2024 PSP") upon the satisfaction of certain conditions (assumes a payout between target and maximum). Because there is no exercise price associated with the 2022 PSP, 2023 PSP and 2024 PSP awards, such restricted common shares are not included in the weighted average exercise price calculation.
(2)Represents common shares available for issuance under the Amended and Restated Incentive Award Plan. Under the Amended and Restated Incentive Award Plan, the Company may award stock options, restricted common shares, restricted share units, performance awards, dividend equivalents, deferred shares, deferred share units, share payments profit interests, and share appreciation rights. Share availability under the Amended and Restated Incentive Award Plan was determined using the same assumptions with respect to outstanding performance-based awards as is stated above in footnote (1).
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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2025 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-57

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(3)Exhibits
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

10.11*
Form of Outperformance Plan Notional Unit Award agreement between the Company and Certain Officers.(Incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.12*
Form of Restricted Share Agreement between the Company and certain Directors (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 2024.)

10.13*
Form of Restricted Share Agreement between the Company and certain Officers (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-Q for the quarter ended March 31, 2024.)

10.14*
Form of Tanger Inc. Notional Unit Award Agreement between the Company and certain Officers (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 10Q for the quarter ended March 31, 2024.)

10.15
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

10.16
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

10.17
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

10.19*	Employment Agreement of Stephen Yalof Dated April 6, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated April 6, 2020.)
10.20*
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

10.24
Tanger Factory Outlet Centers, Inc. Executive Severance and Change of Control Plan, effective March 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2021)

10.25*	Offer Letter of Leslie A. Swanson, dated September 28, 2020 (incorporated by reference to Exhibit 10.47 to the Company and Operating Partnership's Annual Report on Form 10-K dated February 23, 2021).
10.26*	Offer Letter of Justin Stein, dated October 13, 2021 (incorporated by reference to Exhibit 10.28 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 22, 2022).
10.27*
Offer Letter of Michael Bilerman, dated September 15, 2022. (incorporated by reference to Exhibit 10.30 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 27, 2023).

10.28*
Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and restated as of May 19, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 4, 2023).

10.29*	Offer Letter of Jessica Norman, dated July 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated November 7, 2023).
10.30*
Letter Agreement with Steven B. Tanger, dated September 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated November 7, 2023).

10.31	ATM Equity Offering SM Sales Agreement dated December 6, 2023 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 6, 2023)
10.32
Fifth Amended and Restated Revolving Credit Agreement dated as of April 12, 2024 between Tanger Properties Limited Partnership, Tanger Inc., and Bank of America National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 2024)

10.33
Fifth Amended and Restated Liquidity Credit Agreement dated as of April 12, 2024 between Tanger Properties Limited Partnership, Tanger Inc., and Bank of America National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 15, 2024)

10.34	Tanger Properties Limited Partnership Third Amended and Restated Limited Partnership Agreement, dated February 20, 2025
10.35*	Form of Basic Long Term Incentive Plan Agreement between the Company and certain Officers
10.36*	Form of Performance Long Term Incentive Plan Agreement between the Company and certain Officers
10.37*	Form of Basic Long Term Incentive Plan Agreement between the Company and certain Directors.
19.1**	Tanger Inc. Insider Trading Policy
21.1	List of Subsidiaries of the Company.
21.2	List of Subsidiaries of the Operating Partnership.
23.1	Consent of Deloitte & Touche LLP (Tanger Inc.)
23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.

31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
32.3	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
97.1	Clawback Policy of Tanger Inc. (incorporated by reference to Exhibit 97.1 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 21, 2024).
99.1	Federal Income Tax Considerations (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 5, 2024.)
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Yalof		February 21, 2025
Stephen J. Yalof	Director, President, Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 21, 2025

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025

/s/ Steven B. Tanger
Steven B. Tanger	Chair of the Board	February 21, 2025

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Lead Director	February 21, 2025

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 21, 2025

/s/ David B. Henry
David B. Henry	Director	February 21, 2025

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 21, 2025

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 21, 2025

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 21, 2025

/s/ Sonia Syngal
Sonia Syngal	Director	February 21, 2025

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 21, 2025

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

February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tanger Inc. in its capacity as General Partner of Tanger Properties Limited Partnership and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Yalof
Stephen J. Yalof	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 21, 2025

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 21, 2025

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025

/s/ Steven B. Tanger
Steven B. Tanger	Chair of the Board	February 21, 2025

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Lead Director	February 21, 2025

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 21, 2025

/s/ David. B. Henry
David B. Henry	Director	February 21, 2025

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 21, 2025

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 21, 2025

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 21, 2025

/s/ Sonia Syngal
Sonia Syngal	Director	February 21, 2025

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Inc. (formerly Tanger Factory Outlet Centers, Inc.) and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 21, 2025

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Inc. (formerly Tanger Factory Outlet Centers, Inc.) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

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
February 21, 2025

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Operating Partnership and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 21, 2025

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Rental property:
Land	$311,355	$303,605
Buildings, improvements and fixtures	3,089,239	2,938,434
Construction in progress	7,453	29,201
	3,408,047	3,271,240
Accumulated depreciation	(1,428,017)	(1,318,264)
Total rental property, net	1,980,030	1,952,976
Cash and cash equivalents	46,992	12,778
Short-term investments	—	9,187
Investments in unconsolidated joint ventures	65,665	71,900
Deferred lease costs and other intangibles, net	85,028	91,269
Operating lease right-of-use assets	76,099	77,400
Prepaids and other assets	127,369	108,609
Total assets	$2,381,183	$2,324,119
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,041,710	$1,039,840
Unsecured term loans, net	323,182	322,322
Mortgages payable, net	58,867	64,041
Unsecured lines of credit	—	13,000
Total debt	1,423,759	1,439,203
Accounts payable and accrued expenses	107,775	118,505
Operating lease liabilities	84,499	86,076
Other liabilities	85,476	89,022
Total liabilities	1,701,509	1,732,806
Commitments and contingencies (Note 22)
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 112,738,633 and 108,793,251 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,127	1,088
Paid in capital	1,190,746	1,079,387
Accumulated distributions in excess of net income	(511,816)	(490,171)
Accumulated other comprehensive loss	(27,687)	(23,519)
Equity attributable to Tanger Inc.	652,370	566,785
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	27,304	24,528
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	679,674	591,313
Total liabilities and equity	$2,381,183	$2,324,119

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2024	2023	2022
Revenues:
Rental revenues	$497,516	$438,889	$421,419
Management, leasing and other services	9,645	8,660	7,157
Other revenues	18,902	16,858	14,037
Total revenues	526,063	464,407	442,613
Expenses:
Property operating	158,729	145,547	143,936
General and administrative	78,020	76,130	71,532
Depreciation and amortization	138,690	108,889	111,904
Total expenses	375,439	330,566	327,372
Other income (expense):
Interest expense	(60,637)	(47,928)	(46,967)
Loss on early extinguishment of debt	—	—	(222)
Gain on sale of assets	—	—	3,156
Other income (expense)	1,484	9,729	6,029
Total other income (expense)	(59,153)	(38,199)	(38,004)
Income before equity in earnings of unconsolidated joint ventures	91,471	95,642	77,237
Equity in earnings of unconsolidated joint ventures	11,289	8,240	8,594
Net income	102,760	103,882	85,831
Noncontrolling interests in Operating Partnership	(4,245)	(4,483)	(3,768)
Noncontrolling interests in other consolidated partnerships	80	(248)	—
Net income attributable to Tanger Inc.	$98,595	$99,151	$82,063

Basic earnings per common share:
Net income	$0.89	$0.94	$0.78

Diluted earnings per common share:
Net income	$0.88	$0.92	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Net income	$102,760	$103,882	$85,831
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,958)	1,491	(5,070)
Change in fair value of cash flow hedges	621	(14,534)	12,093
Other comprehensive income (loss)	(4,337)	(13,043)	7,023
Comprehensive income	98,423	90,839	92,854
Comprehensive income attributable to noncontrolling interests	(3,996)	(3,922)	(4,067)
Comprehensive income attributable to Tanger Inc.	$94,427	$86,917	$88,787

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2021	1,041	$978,054	$(483,409)	$(17,761)	$477,925	$21,864	$—	$499,789
Net income	—	—	82,063	—	82,063	3,768	—	85,831
Other comprehensive income	—	—	—	6,724	6,724	299	—	7,023
Compensation under Incentive Award Plan	—	13,160	—	—	13,160	—	—	13,160
Issuance of 15,500 common shares upon exercise of options	—	88	—	—	88	—	—	88
Grant of 613,933 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 239,824 common shares for employee income taxes	(2)	(3,922)	—	—	(3,924)	—	—	(3,924)
Adjustment for noncontrolling interests in Operating Partnership	—	(182)	—	—	(182)	182	—	—
Exchange of 23,577 Operating Partnership units for 23,577 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.8025 per share)	—	—	(84,211)	—	(84,211)	—	—	(84,211)
Distributions to noncontrolling interests	—	—	—	—	—	(3,822)	—	(3,822)
Balance, December 31, 2022	1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	99,151	—	99,151	4,483	248	103,882
Other comprehensive loss	—	—	—	(12,482)	(12,482)	(561)	—	(13,043)
Compensation under Incentive Award Plan	—	12,766	—	—	12,766	—	—	12,766
Issuance of 85,500 common shares upon exercise of options	1	1,235	—	—	1,236	—	—	1,236
Issuance of of 3,494,919 common shares	35	88,407	—	—	88,442	—	—	88,442
Grant of 1,064,400 restricted common share awards, net of forfeitures	10	(10)	—	—	—	—	—	—
Withholding of 379,512 common shares for employee income taxes	(3)	(7,287)	—	—	(7,290)	—	—	(7,290)
Adjustment for noncontrolling interests in Operating Partnership	—	(2,916)	—	—	(2,916)	2,916	—	—
Exchange of 30,024 Operating Partnership units for 30,024 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.97 per share)	—	—	(103,765)	—	(103,765)	—	—	(103,765)
Distributions to noncontrolling interests	—	—	—	—	—	(4,601)	(248)	(4,849)
Balance, December 31, 2023	1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	98,595	—	98,595	4,245	(80)	102,760
Other comprehensive loss	—	—	—	(4,168)	(4,168)	(169)	—	(4,337)
Compensation under Incentive Award Plan	—	12,119	—	—	12,119	—	—	12,119
Issuance of 84,990 common shares upon exercise of options	—	1,313	—	—	1,313	—	—	1,313
Issuance of 3,374,184 common shares	34	113,769	—	—	113,803	—	—	113,803
Grant of 769,382 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 419,643 common shares for employee income taxes	(4)	(12,026)	—	—	(12,030)	—	—	(12,030)
Adjustment for noncontrolling interests in Operating Partnership	—	(3,808)	—	—	(3,808)	3,808	—	—
Common dividends ($1.085 per share)	—	—	(120,239)	—	(120,239)	—	—	(120,239)
Distributions to noncontrolling interests	—	—	—	—	—	(5,108)	80	(5,028)
Balance, December 31, 2024	1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Operating Activities
Net income	$102,760	$103,882	$85,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,690	108,889	111,904
Amortization of deferred financing costs	3,496	3,196	3,126
Gain on sale of assets	—	—	(3,156)
Loss on early extinguishment of debt	—	—	222
Equity in earnings of unconsolidated joint ventures	(11,289)	(8,240)	(8,594)
Equity-based compensation expense	11,989	12,511	12,969
Amortization of debt discounts, net	747	622	509
Amortization of market rent rate adjustments, net	528	646	1,417
Straight-line rent adjustments	(607)	2,229	1,689
Distributions of cumulative earnings from unconsolidated joint ventures	8,720	8,377	8,711
Other non-cash	648	599	(2,418)
Changes in other asset and liabilities:
Other assets	1,796	3,410	276
Accounts payable and accrued expenses	3,200	(6,513)	1,474
Net cash provided by operating activities	260,678	229,608	213,960
Investing Activities
Additions to rental property	(100,437)	(188,196)	(77,310)
Additions to investments in unconsolidated joint ventures	—	(2,580)	(313)
Net proceeds from sale of real estate assets	—	—	12,400
Acquisition of real estate assets	(76,133)	(259,689)	—
Proceeds on sale of non-real estate assets	—	—	14,610
Additions to short-term investments	—	(7,679)	(52,450)
Proceeds from short-term investments	9,187	50,942	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,766	7,184	12,037
Additions to non-real estate assets	(7,606)	(10,773)	(7,442)
Additions to deferred lease costs	(2,766)	(3,101)	(2,570)
Payments for other investing activities	(10,078)	(2,181)	(7,288)
Proceeds from other investing activities	6,060	6,512	9,509
Net cash used in investing activities	(178,007)	(409,561)	(98,817)
Financing Activities
Cash dividends paid	(120,239)	(103,765)	(84,211)
Distributions to noncontrolling interests in Operating Partnership	(5,108)	(4,601)	(3,822)
Proceeds from revolving credit facility	262,000	83,000	—
Repayments of revolving credit facility	(275,000)	(70,000)	—
Proceeds from notes, mortgages and loans	—	—	36,556
Repayments of notes, mortgages and loans	(5,130)	(4,773)	(4,440)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(12,030)	(7,290)	(3,924)
Distributions to noncontrolling interests in other consolidated partnerships	80	(248)	—
Additions to deferred financing costs	(6,876)	(131)	(3,262)
Proceeds from exercise of options	1,313	1,236	88
Proceeds from issuance of common shares	113,803	88,442	—
Payment for other financing activities	(1,148)	(1,148)	(1,148)
Net cash used in financing activities	(48,335)	(19,278)	(64,163)
Effect of foreign currency rate changes on cash and cash equivalents	(122)	(115)	(111)
Net increase/(decrease) in cash, cash equivalents and restricted cash	34,214	(199,346)	50,869
Cash and cash equivalents, beginning of year	12,778	212,124	161,255
Cash and cash equivalents, end of year	$46,992	$12,778	$212,124

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2024	2023
Assets
Rental property:
Land	$311,355	$303,605
Buildings, improvements and fixtures	3,089,239	2,938,434
Construction in progress	7,453	29,201
	3,408,047	3,271,240
Accumulated depreciation	(1,428,017)	(1,318,264)
Total rental property, net	1,980,030	1,952,976
Cash and cash equivalents	46,700	12,572
Short-term investments	—	9,187
Investments in unconsolidated joint ventures	65,665	71,900
Deferred lease costs and other intangibles, net	85,028	91,269
Operating lease right-of-use assets	76,099	77,400
Prepaids and other assets	126,852	108,157
Total assets	$2,380,374	$2,323,461
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,041,710	$1,039,840
Unsecured term loans, net	323,182	322,322
Mortgages payable, net	58,867	64,041
Unsecured lines of credit	—	13,000
Total debt	1,423,759	1,439,203
Accounts payable and accrued expenses	106,966	117,847
Operating lease liabilities	84,499	86,076
Other liabilities	85,476	89,022
Total liabilities	1,700,700	1,732,148
Commitments and contingencies (Note 22)
Equity
Partners' Equity:
General partner, 1,250,000 and 1,150,000 units outstanding at December 31, 2024 and December 31, 2023, respectively	9,094	5,776
Limited partners, 4,707,958 and 4,707,958 Class A common units, and 111,488,633 and 107,643,251 Class B common units outstanding at December 31, 2024 and December 31, 2023, respectively	699,711	610,330
Accumulated other comprehensive loss	(29,131)	(24,793)
Total partners' equity	679,674	591,313
Noncontrolling interests in consolidated partnerships	—	—
Total equity	679,674	591,313
Total liabilities and equity	$2,380,374	$2,323,461

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2024	2023	2022
Revenues:
Rental revenues	$497,516	$438,889	$421,419
Management, leasing and other services	9,645	8,660	7,157
Other revenues	18,902	16,858	14,037
Total revenues	526,063	464,407	442,613
Expenses:
Property operating	158,729	145,547	143,936
General and administrative	78,020	76,130	71,532
Depreciation and amortization	138,690	108,889	111,904
Total expenses	375,439	330,566	327,372
Other income (expense):
Interest expense	(60,637)	(47,928)	(46,967)
Loss on early extinguishment of debt	—	—	(222)
Gain on sale of assets	—	—	3,156
Other income (expense)	1,484	9,729	6,029
Total other income (expense)	(59,153)	(38,199)	(38,004)
Income before equity in earnings of unconsolidated joint ventures	91,471	95,642	77,237
Equity in earnings of unconsolidated joint ventures	11,289	8,240	8,594
Net income	102,760	103,882	85,831
Noncontrolling interests in consolidated partnerships	80	(248)	—
Net income available to partners	102,840	103,634	85,831
Net income available to limited partners	101,791	102,588	84,971
Net income available to general partner	$1,049	$1,046	$860

Basic earnings per common unit:
Net income	$0.89	$0.94	$0.78

Diluted earnings per common unit:
Net income	$0.88	$0.92	$0.77

—	—

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Net income	$102,760	$103,882	$85,831
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,958)	1,491	(5,070)
Change in fair value of cash flow hedges	621	(14,534)	12,093
Other comprehensive income (loss)	(4,337)	(13,043)	7,023
Comprehensive income	98,423	90,839	92,854
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	80	(248)	—
Comprehensive income attributable to the Operating Partnership	$98,503	$90,591	$92,854

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2021	$4,539	$514,023	$(18,773)	$499,789	$—	$499,789
Net income	860	84,971	—	85,831	—	85,831
Other comprehensive income	—	—	7,023	7,023	—	7,023
Compensation under Incentive Award Plan	—	13,160	—	13,160	—	13,160
Grant of 613,933 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 15,500 common units upon exercise of options	—	88	—	88	—	88
Withholding of 239,824 common units for employee income taxes	—	(3,924)	—	(3,924)	—	(3,924)
Common distributions $0.8025 per common unit)	(883)	(87,150)	—	(88,033)	—	(88,033)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	1,046	102,588	—	103,634	248	103,882
Other comprehensive loss	—	—	(13,043)	(13,043)	—	(13,043)
Compensation under Incentive Award Plan	—	12,766	—	12,766	—	12,766
Grant of 1,064,400 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 85,500 common units upon exercise of options	—	1,236	—	1,236	—	1,236
Issuance of 50,000 general partner units and 3,444,919 limited partner units	1,283	87,159	—	88,442	—	88,442
Withholding of 379,512 common units for employee income taxes	—	(7,290)	—	(7,290)	—	(7,290)
Common distributions ($0.97 per common unit)	(1,069)	(107,297)	—	(108,366)	—	(108,366)
Distributions to noncontrolling interests	—	—	—	—	(248)	(248)
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
Net income	1,049	101,791	—	102,840	(80)	102,760
Other comprehensive loss	—	—	(4,337)	(4,337)	—	(4,337)
Compensation under Incentive Award Plan	—	12,119	—	12,119	—	12,119
Grant of 769,382 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 84,990 common units upon exercise of options	—	1,313	—	1,313	—	1,313
Issuance of 136,469 deferred units	—	—	—	—
Issuance of 100,000 general partner units and 3,274,184 limited partner units	3,516	110,287	—	113,803	—	113,803
Withholding of 419,643 common units for employee income taxes	—	(12,030)	—	(12,030)	—	(12,030)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($1.085 per common unit)	(1,247)	(124,100)	—	(125,347)	—	(125,347)
Distributions to noncontrolling interests	—	—	—	—	80	80
Balance, December 31, 2024	$9,094	$699,710	$(29,130)	$679,674	$—	$679,674
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2024	2023	2022
Operating activities
Net income	$102,760	$103,882	$85,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,690	108,889	111,904
Amortization of deferred financing costs	3,496	3,196	3,126
Gain on sale of assets	—	—	(3,156)
Loss on early extinguishment of debt	—	—	222
Equity in earnings of unconsolidated joint ventures	(11,289)	(8,240)	(8,594)
Equity-based compensation expense	11,989	12,511	12,969
Amortization of debt discounts, net	747	622	509
Amortization of market rent rate adjustments, net	528	646	1,417
Straight-line rent adjustments	(607)	2,229	1,689
Distributions of cumulative earnings from unconsolidated joint ventures	8,720	8,377	8,711
Other non-cash	648	599	(2,418)
Changes in other assets and liabilities:
Other assets	1,860	3,320	594
Accounts payable and accrued expenses	3,050	(6,516)	1,146
Net cash provided by operating activities	260,592	229,515	213,950
Investing activities
Additions to rental property	(100,437)	(188,196)	(77,310)
Additions to investments in unconsolidated joint ventures	—	(2,580)	(313)
Net proceeds on sale of assets	—	—	12,400
Proceeds on sale of non-real estate assets	—	—	14,610
Acquisition of real estate assets	(76,133)	(259,689)	—
Additions to short-term investments	—	(7,679)	(52,450)
Proceeds from short-term investments	9,187	50,942	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,766	7,184	12,037
Additions to non-real estate assets	(7,606)	(10,773)	(7,442)
Additions to deferred lease costs	(2,766)	(3,101)	(2,570)
Payments for other investing activities	(10,078)	(2,181)	(7,288)
Proceeds from other investing activities	6,060	6,512	9,509
Net cash used in investing activities	(178,007)	(409,561)	(98,817)
Financing activities
Cash distributions paid	(125,347)	(108,366)	(88,033)
Proceeds from revolving credit facility	262,000	83,000	—
Repayments of revolving credit facility	(275,000)	(70,000)	—
Proceeds from notes, mortgages and loans	—	—	36,556
Repayments of notes, mortgages and loans	(5,130)	(4,773)	(4,440)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(12,030)	(7,290)	(3,924)
Distributions to noncontrolling interests in other consolidated partnerships	—	(248)	—
Additions to deferred financing costs	(6,876)	(131)	(3,262)
Proceeds from exercise of options	1,313	1,236	88
Proceeds from the Company’s common share offering	113,803	88,442	—
Contributions from noncontrolling interests in other consolidated partnerships	80	—	—
Payment for other financing activities	(1,148)	(1,148)	(1,148)
Net cash used in financing activities	(48,335)	(19,278)	(64,163)
Effect of foreign currency rate changes on cash and cash equivalents	(122)	(115)	(111)
Net increase in cash, cash equivalents and restricted cash	34,128	(199,439)	50,859
Cash and cash equivalents, beginning of year	12,572	212,011	161,152
Cash and cash equivalents, end of year	$46,700	$12,572	$212,011

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.Organization of the Company

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air shopping centers in the United States and Canada. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing retail centers. As of December 31, 2024, we owned and operated 31 consolidated centers and two open-air lifestyle centers, with a total gross leasable area of approximately 13.0 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These centers were 98% occupied and contained over 2,500 stores, representing approximately 600 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. The portfolio also includes two managed centers. Each of our centers, except one joint venture center, features the Tanger brand name.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2024, the Company and its wholly owned subsidiaries owned 112,738,633 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,707,958 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2024, we did not have a joint venture that was a VIE.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Payroll and related costs capitalized	$3,497	$3,843	$2,924
Interest costs capitalized	$602	$2,509	$862

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

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Depreciation expense related to rental property	$117,851	$97,636	$97,916

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

Forward Equity Sales - Our ATM program allows for the sale of common shares through forward sales contracts. These contracts meet all conditions for equity classification, and as such, common shares are recorded at the offering price specified in the contract upon settlement. We also account for the potential dilution from forward sales contracts in the earnings per share calculations, using the treasury stock method to determine any dilutive impact before settlement. .

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Deferred lease costs capitalized- payroll and related costs	$1,036	$1,696	$1,338
Total deferred lease costs capitalized	$2,766	$3,101	$2,570

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $58.3 million, and the estimated potential disposition proceeds of the sale of the center, $68.8 million (in aggregate totaling $127.1 million) exceeds the carrying value of $106.5 million by $20.6 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

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

Income Taxes - We operate in a manner intended to enable the Company to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. We intend to continue to qualify as a REIT and to distribute substantially all of the Company's taxable income to its shareholders. Accordingly, no provision has been made in the Company's consolidated financial statements for U.S. federal income taxes. As a partnership, the allocated share of income or loss for the year with respect to the Operating Partnership is included in the income tax returns for the partners; accordingly, no provision has been made for U.S. federal income taxes in the Operating Partnership's consolidated financial statements. In addition, we continue to evaluate uncertain tax positions. The tax years 2021 through 2023 remain open to examination by the major tax jurisdictions to which we are subject.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2024, 2023 and 2022 were taxable as follows:

Common dividends per share:	2024	2023	2022
Ordinary income	$1.0773	$0.8464	$0.8025
Capital gain	0.0077	0.1236	—
Return of capital	—	—	—
	$1.0850	$0.9700	$0.8025

The following reconciles net income available to the Company's shareholders to taxable income (loss) available to common shareholders for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net income available to the Company's shareholders	$98,595	$99,151	$82,063
Book/tax difference on:
Depreciation and amortization	22,825	(13,386)	3,688
Sale of assets and interests in unconsolidated entities	(5,649)	(3,236)	5,328
Equity in earnings from unconsolidated joint ventures	212	2,668	12,511
Share-based payment compensation	112	4,655	11,822
Other differences	6,145	6,239	1,851
Taxable income (loss) available to common shareholders	$122,240	$96,091	$117,263

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

Operating Lease Receivable - Our accounts receivable from tenants, which is recorded in prepaids and other assets on the consolidated balance sheets, has decreased from approximately $8.9 million at December 31, 2023 to approximately $8.5 million at December 31, 2024. Straight-line rent adjustments recorded as a receivable in prepaid and other assets on the consolidated balance sheets were approximately $49.4 million and $48.9 million as of December 31, 2024 and December 31, 2023, respectively.

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental revenues or gross leasable area during 2024, 2023 or 2022.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Costs relating to construction included in accounts payable and accrued expenses	$13,334	$29,193	$20,084

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Interest paid, net of interest capitalized	$54,583	$46,923	$40,839

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. We have incorporated the requirements in Footnote 20.

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

3.    Rental Property Acquisitions

2024 Acquisition

Little Rock, Arkansas

In December 2024, we purchased The Promenade At Chenal in Little Rock, Arkansas, a 270,000 square foot open-air lifestyle center for $73.1 million using cash and proceeds from our ATM Offering Program. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $516,000 in transaction costs once the acquisition was deemed probable.

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

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$6,244
Buildings, improvements and fixtures	59,358	32.5
Deferred lease costs and other intangibles:
Above market lease value	4,664	5.6
Below market lease value	(3,987)	5.6
Lease in place value	6,163	5.6
Lease and legal costs	1,124	3.8
Total deferred lease costs and other intangibles, net	7,964
Total fair value of assets acquired	$73,566

There was no contingent consideration associated with this acquisition.

2023 Acquisitions

Asheville, North Carolina

In November 2023, we purchased Asheville Outlets in Asheville, North Carolina, a 382,000 square foot outlet center, for a purchase price of $70.0 million using cash. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $295,000 in transaction costs once the acquisition was deemed probable.

Huntsville, Alabama

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

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$28,524
Buildings, improvements and fixtures	202,276	31.3
Deferred lease costs and other intangibles:
Above market lease value	6,992	3.6
Below market lease value	(6,433)	3.3
Lease in place value	26,438	3.6
Lease and legal costs	7,259	3.8
Total deferred lease costs and other intangibles, net	34,256
Total fair value of assets acquired	$265,056

There was no contingent consideration associated with these acquisitions.

4.    Development of Consolidated Rental Properties

2023 Developments

In October 2023, we opened a 291,000 square foot center in Nashville, Tennessee. As of December 31, 2024 the center was 96.7% occupied.

5. Disposition of Properties

The following table sets forth the property sold during the years ended 2024, 2023 and 2022 (in thousands).

Property	Locations	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
2022 Dispositions: (1)
Blowing Rock	Blowing Rock, North Carolina	December 2022	104	$12,400	$3,156
(1)The rental property sold did not meet the criteria to be reported as discontinued operations.

6. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2024
Joint Venture	Center Locations	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$65.7	$—
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(21.3)	$97.6
National Harbor (2)	National Harbor, MD	50.0%	341	(11.1)	91.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.3)	57.4
Columbus	Columbus, OH	50.0%	355	(5.0)	70.4
				$(50.7)	$317.2

As of December 31, 2023
Joint Venture	Center Locations	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	655	$71.9	$—
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(20.8)	$99.2
National Harbor (2)	National Harbor, MD	50.0%	341	(13.7)	93.3
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.0)	57.1
Columbus	Columbus, OH	50.0%	355	(3.4)	70.4
				$(50.9)	$320.0
(1)Net of debt origination costs of $1.6 million and $2.1 million as of December 31, 2024 and 2023, respectively.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fees:
Management and marketing	$2,344	$2,196	$2,207
Leasing and other fees	335	330	194
Expense reimbursements from unconsolidated joint ventures	5,060	4,881	4,432
Total Fees	$7,739	$7,407	$6,833

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.4 million and $2.8 million as of December 31, 2024 and 2023, respectively) are amortized over the various useful lives of the related assets.

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

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2024	2023
Assets
Land	$79,920	$82,962
Buildings, improvements and fixtures	459,148	466,496
Construction in progress	1,051	223
	540,119	549,681
Accumulated depreciation	(214,826)	(203,395)
Total rental property, net	325,293	346,286
Cash and cash equivalents	17,480	14,040
Deferred lease costs, net	1,841	2,637
Prepaids and other assets	10,137	11,616
Total assets	$354,751	$374,579
Liabilities and Owners' Equity
Mortgages payable, net	$317,191	$319,957
Accounts payable and other liabilities	14,670	16,013
Total liabilities	331,861	335,970
Owners' equity	22,890	38,609
Total liabilities and owners' equity	$354,751	$374,579

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2024	2023	2022
Revenues	$94,251	$90,616	$87,709
Expenses:
Property operating	35,475	35,212	34,297
General and administrative	67	334	257
Depreciation and amortization	18,512	20,728	21,749
Total expenses	54,054	56,274	56,303
Other income (expense):
Interest expense	(18,214)	(18,107)	(14,174)
Other non-operating income	764	549	230
Total other income (expense)	$(17,450)	$(17,558)	$(13,944)
Net income	$22,747	$16,784	$17,462
The Company and Operating Partnership's share of:
Net income	$11,289	$8,240	$8,594
Depreciation, amortization and asset impairments (real estate related)	$9,334	$10,514	$11,018

7.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2024 and 2023, consist of the following (in thousands):

	2024	2023
Deferred lease costs	$101,562	$98,933
Intangible assets:
Above market leases	44,863	41,535
Lease in place value	79,737	74,486
Tenant relationships	28,468	29,623
Other intangibles	41,394	40,458
	296,024	285,035
Accumulated amortization	(210,996)	(193,766)
Deferred lease costs and other intangibles, net	$85,028	$91,269

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2024 and 2023 were $19.1 million and $18.1 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2024, 2023 and 2022 was $17.1 million, $8.8 million and $11.6 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2024, 2023 and 2022 was $(157,000), $(275,000) and $(1.0) million, respectively.
Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Lease Cost Intangibles (2)
2025	$(356)	$13,831
2026	(340)	9,937
2027	(294)	7,183
2028	(445)	4,591
2029	(495)	3,521
Total	$(1,930)	$39,063
(1)These net amounts are recorded as a reduction (increase) of base rentals.
(2)These amounts are recorded as an increase in depreciation and amortization.

8.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit which have a total borrowing capacity of $620.0 million as of the date of this Annual Report. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Unsecured lines of credit	$—	$13,000
Unsecured term loan	$325,000	$325,000

9.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2024 and 2023 consisted of the following (in thousands):

						2024		2023
	Stated Interest Rate(s)			Maturity Date	Maturity Date With Extension Option	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026		$350,000	$349,045	$350,000	$348,467
Senior notes	3.875%			July 2027		300,000	298,956	300,000	298,546
Senior notes	2.750%			September 2031		400,000	393,710	400,000	392,827
Unsecured term loan	Adj SOFR	+	0.94%	January 2027	January 2028	325,000	323,182	325,000	322,322

Mortgages payable:
Atlantic City (2) (3)	6.440%			December 2026		7,206	7,341	12,336	12,613
Southaven	Adj SOFR	+	2.00%	October 2026	October 2027	51,700	51,525	51,700	51,428
Unsecured lines of credit	Adj SOFR	+	0.85%	April 2028	April 2029	—	—	13,000	13,000
Total						$1,433,906	$1,423,759	$1,452,036	$1,439,203
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $10.1 million and $12.8 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, excludes $7.4 million and $2.1 million, respectively, of unamortized debt origination costs related to unsecured lines of credit, recorded in prepaids and other assets in the Consolidated Balance Sheet. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2024, 2023 and 2022 was $3.5 million, $3.2 million and $3.1 million, respectively.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.

Certain of our properties, which had a net book value of approximately $65.5 million at December 31, 2024, serve as collateral for mortgages payable. As of December 31, 2024, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million. The unsecured lines of credit as of December 31, 2024 included a $20.0 million liquidity line and a $600.0 million syndicated line. As of December 31, 2024, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of December 31, 2024, we believe we were in compliance with all of our debt covenants.

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

2024 Transactions

Unsecured Lines of Credit Extension
In April 2024, we entered into amendments to our unsecured line of credit, which, among other things, increased the borrowing capacity from $520.0 million to $620.0 million, with an accordion feature to increase total borrowing capacity to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

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

Debt Maturities

Maturities and principal amortization of our consolidated existing debt as of December 31, 2024 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2025	$1,501
2026	407,405
2027	625,000
2028	—
2029	—
Thereafter	400,000
Subtotal	1,433,906
Net discount and debt origination costs	(10,147)
Total	$1,423,759

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

10.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2024 and 2023 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Average Fixed Pay Rate	2024	2023
Assets (Liabilities) (1):
July 1, 2019	February 1, 2024	$25,000	Daily SOFR	1.7%	$—	$88
January 1, 2021	February 1, 2024	150,000	Daily SOFR	0.5%	—	692
January 1, 2021	February 1, 2024	100,000	Daily SOFR	0.2%	—	497
March 1, 2021	February 1, 2024	25,000	Daily SOFR	0.2%	—	124
Total		$300,000			$—	$1,401

February 1, 2024	February 1, 2026	$75,000	Daily SOFR	3.5%	$510	$670
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	364	54
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	(554)	(2,435)
Total		$325,000			$320	$(1,711)
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2024, 2023 and 2022, respectively (in thousands):

	2024	2023	2022
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$621	$(14,534)	$12,092

11.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2024:
Asset:
Interest rate swaps (prepaids and other assets)	$1,288	$—	$1,288	$—
Total assets	$1,288	$—	$1,288	$—

Liabilities:
Interest rate swaps (other liabilities)	$(968)	$—	$(968)	$—
Total liabilities	$(968)	$—	$(968)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2023:
Assets:
Interest rate swaps (prepaids and other assets)	$2,708	$—	$2,708	$—
Total assets	$2,708	$—	$2,708	$—

Liabilities:
Interest rate swaps (other liabilities)	$(3,018)	$—	$(3,018)	$—
Total liabilities	$(3,018)	$—	$(3,018)	$—

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

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	961,783	918,091
Level 3 Significant Unobservable Inputs	387,048	401,609
Total fair value of debt	$1,348,831	$1,319,700

Recorded value of debt	$1,423,759	$1,439,203

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

12.    Shareholders' Equity of the Company

As discussed in Note 13, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Exchange of Class A limited partnership units	—	30,024	23,577

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced February 2021, and was reinstated with a new program in December 2023, we may offer and sell our common shares, $0.01 par value per share (“Common Shares”), having an aggregate gross sales price of up to $250.0 million. We may sell the Common Shares in amounts and at times to be determined by us but we have no obligation to sell any of the Common Shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Offering program for working capital and general corporate purposes. The Company sold 3.4 million Common Shares in 2024 under the ATM Offering program. As of December 31, 2024, we had approximately $34.5 million of Common Shares remaining available for sale under the ATM Offering program.

The following table sets forth information regarding settlements under our ATM Offering program:

	2024	2023	2022
Number of Common Shares settled during the period	3,374,184	3,494,919	—
Average price per Common Share	$34.34	$25.75	$—
Aggregate gross proceeds (in thousands)	$115,878	$89,986	$—
Aggregate net proceeds after commissions and fees (in thousands)	$114,541	$88,861	$—

Forward Sale Agreements
During 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. Shares can be settled at any time over the next 12-15 months, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized plan to repurchase up to $80.0 million of the Company's outstanding shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company has not repurchased any shares under this plan. The remaining amount authorized to be repurchased under the program as of December 31, 2024 was $100.0 million of common shares.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2024, 2023 and 2022:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2021	1,100,000	4,761,559	102,984,734	107,746,293
Units withheld for employee income taxes	—	—	(239,824)	(239,824)
Exchange of Class A limited partnership units	—	(23,577)	23,577	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	613,933	613,933
Options exercised	—	—	15,500	15,500
Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Units withheld for employee income taxes	—	—	(379,512)	(379,512)
Exchange of Class A limited partnership units	—	(30,024)	30,024	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,064,400	1,064,400
Issuance of units	50,000	—	3,444,919	3,444,919
Options exercised	—	—	85,500	85,500
Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Units withheld for employee income taxes	—	—	(419,643)	(419,643)
Grant of restricted common share awards by the Company, net of forfeitures	—	—	769,382	769,382
Issuance of units	100,000	—	3,274,184	3,274,184
Deferred Shares Issued	—	—	136,469	136,469
Options exercised	—	—	84,990	84,990
Balance December 31, 2024	1,250,000	4,707,958	111,488,633	116,196,591

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

In 2024 and 2023, adjustments to the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of Common Shares under the ATM Offering program and upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 13, for the year ended December 31, 2023, Non-Company LPs exchanged 30,024 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. The Company did not repurchase any common shares in 2024 and 2023.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2024	2023
Net income attributable to Tanger Inc.	$98,595	$99,151
Decrease in Tanger Inc. paid-in-capital adjustments to noncontrolling interests	(3,808)	(2,916)
Changes from net income attributable to Tanger Inc. and transfers from noncontrolling interest	$94,787	$96,235

15.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Numerator
Net income attributable to Tanger Inc.	$98,595	$99,151	$82,063
Less allocation of earnings to participating securities	(920)	(1,186)	(869)
Net income available to common shareholders of Tanger Inc.	$97,675	$97,965	$81,194
Denominator
Basic weighted average common shares	109,263	104,682	103,687
Effect of notional units	865	1,052	1,240
Effect of outstanding options	951	798	709
Diluted weighted average common shares	111,079	106,532	105,636
Basic earnings per common share:
Net income	$0.89	$0.94	$0.78
Diluted earnings per common share:
Net income	$0.88	$0.92	$0.77

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. There were no units excluded from the computation for the years ended December 31, 2024 and 2023 and 2022, respectively.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the year ended December 31, 2024, no options were excluded from the computation, and for the years ended December 31, 2023 and 2022, approximately 451,000 and 513,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 12 - Shareholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

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

16.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per unit amounts):

	2024	2023	2022
Numerator
Net income attributable to partners of the Operating Partnership	$102,840	$103,634	$85,831
Allocation of earnings to participating securities	(920)	(1,186)	(869)
Net income available to common unitholders of the Operating Partnership	$101,920	$102,448	$84,962
Denominator
Basic weighted average common units	113,971	109,416	108,446
Effect of notional units	865	1,052	1,240
Effect of outstanding options	951	798	709
Diluted weighted average common units	115,787	111,266	110,395
Basic earnings per common unit:
Net income	$0.89	$0.94	$0.78
Diluted earnings per common unit:
Net income	$0.88	$0.92	$0.77

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. There were no units excluded from the computation for the years ended December 31, 2024 and 2023 and 2022, respectively.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the year ended December 31, 2024, no options were excluded from the computation, and for the years ended December 31, 2023 and 2022, approximately 451,000 and 513,000 options were excluded from the computation, respectively.

The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 12 - Shareholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

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

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Effective May 19, 2023, the Plan was amended and restated to, among other things, increase the number of shares authorized for issuance under the plan to 21.3 million shares and extend the term of the plan by an additional ten years. As of December 31, 2024, common shares remaining available for future issuance totaled approximately 3.7 million common shares. The amount and terms of the awards granted under the Plan are determined by the Board (or the Compensation Committee of the Board).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively, as follows (in thousands):

	2024	2023	2022
Restricted common shares	$7,385	$7,598	$7,654
Notional unit performance awards	4,257	4,437	4,987
Options	347	476	328
Total equity-based compensation	$11,989	$12,511	$12,969

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2024	2023	2022
Equity-based compensation expense capitalized	$130	$255	$191

As of December 31, 2024, there was $15.1 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Common Share and Restricted Share Unit Awards

During the years ended 2024, 2023 and 2022, the Company granted approximately 254,000, 345,000 and 513,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The non-employee directors' restricted common shares generally vest ratably over periods ranging from one to three year periods and the senior executive officers' restricted common shares generally vest ratably over three years. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2024, 2023 and 2022:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2021	1,029,805	$13.51
Granted (1)	512,957	17.32
Vested	(545,788)	14.01
Forfeited	(26,591)	15.87
Outstanding at December 31, 2022	970,383	$15.18
Granted (2)	345,297	17.85
Vested	(480,036)	13.21
Forfeited	(31,803)	15.89
Outstanding at December 31, 2023	803,841	$17.47
Granted	254,019	26.82
Vested	(499,704)	17.07
Forfeited	(14,553)	21.53
Outstanding at December 31, 2024	543,603	$22.00
(1)Includes 36,102 restricted share units.
(2)Includes 22,819 restricted share units.

The table above excludes restricted common shares earned under the 2019, 2020 and 2021 Performance Share Plans. In connection with the 2019 Performance Share Plan, we issued approximately 97,000 restricted common shares in February 2022, with approximately 59,000 vesting during 2022 and the remaining 38,000 vesting in February 2023. In connection with the 2020 Performance Share Plan, we issued approximately 759,000 restricted common shares in February 2023, with approximately 444,000 vesting during 2023 and the remaining 315,000 vesting in February 2024. In connection with the 2021 Performance Share Plan, we issued approximately 479,000 restricted common shares in February 2024, with approximately 344,000 vesting during 2024 and the remaining 135,000 to vest in February 2025. All performance share plan vesting is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason, (c) due to death or disability or (d) in certain cases, due to retirement).

The total value of restricted common shares vested during the years ended 2024, 2023 and 2022 was $32.0 million, $18.2 million and $10.6 million, respectively. During the years ended 2024, 2023 and 2022, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 420,000, 380,000 and 240,000 for the years ended 2024, 2023 and 2022, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $12.0 million, $7.3 million and $3.7 million for the years ended 2024, 2023 and 2022, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

Notional Unit Performance Awards

Performance Share Plan

Each year, the Compensation Committee of the Company approves the terms and the number of awards to be granted under the Tanger Inc. Performance Share Plan (the “PSP"), formerly titled the "Outperformance Plan". The PSP is a long-term incentive compensation plan. Recipients may earn units that may convert, subject to the achievement of the goals described below, into restricted common shares of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. For all recipients, any shares earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason, (c) due to death or disability or (d) in certain cases, due to retirement).

The following table sets forth PSP performance targets and other relevant information about each plan:

	2024 PSP (1)			2023 PSP(1)				2022 PSP(1)				2021 PSP(1)
Performance targets
Absolute portion of award:
Percent of total award	33%			33%				33%				33%
Absolute total shareholder return range	26%	-	41%	26%		-	41%	26%		-	41%	26%		-	41%
Percentage of units to be earned	20%	-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Relative portion of award:
Percent of total award	67%			67%				67%				67%
Percentile rank of peer group range	30th	-	80th	30	th	-	80th	30	th	-	80th	30	th	-	80th
Percentage of units to be earned	20%	-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Maximum number of restricted common shares that may be earned	367,126			499,696				555,349				688,824
Grant date fair value per share	$16.36			$12.08				$11.68				$9.65
August 2021 grant date fair value per share (2)	N/A			N/A				N/A				$12.44
(1)The number of restricted common shares received under the 2024, 2023, 2022 and 2021 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE Nareit Equity Retail Index.
(2)In August of 2021, additional awards under the 2021 PSP were granted to recently hired senior executive officers whereby a maximum of approximately 26,000 restricted common shares may be earned.

The fair values of the PSP awards granted during the years ended December 31, 2024, 2023 and 2022 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	PSP	PSP	PSP
	2024	2023	2022
Risk free interest rate (1)	4.40%	3.90%	1.70%
Expected dividend yield (2)	4.3%	4.6%	5.7%
Expected volatility (3)	37%	62%	65%
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

The following table sets forth PSP activity for the years ended December 31, 2024, 2023 and 2022:

Unvested PSP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2021	1,826,266	$8.82
Awarded	556,794	11.68
Earned (1)	(96,592)	12.42
Forfeited	(475,061)	11.44
Outstanding as of December 31, 2022	1,811,407	$8.84
Awarded	499,696	12.08
Earned (1)	(758,814)	7.30
Forfeited	(149,948)	9.87
Outstanding as of December 31, 2023	1,402,341	$10.29
Awarded	367,126	16.36
Earned (1)	(479,097)	9.76
Forfeited	(63,081)	12.18
Outstanding as of December 31, 2024	1,227,289	$12.90
(1)Represents the units under the 2019, 2020 and 2021 PSP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2024 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$5.73	117,875	$5.73	5.69	75,075	$5.73
$7.15	1,000,000	$7.15	5.37	1,000,000	$7.15
$19.37	250,000	$19.37	7.91	—	$—
$21.94	66,935	$21.94	3.20	66,935	$21.94
	1,434,810	$9.85	5.74	1,142,010	$7.92

A summary of option activity under the Plan for the years ended December 31, 2024, 2023 and 2022 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2021	1,595,600	$10.68	7.64	$15,707
Granted	250,000	19.37
Exercised	(15,500)	5.73
Forfeited	(113,300)	17.66
Outstanding as of December 31, 2022	1,716,800	$11.53	6.79	$13,275
Granted	—	—
Exercised	(85,500)	14.45
Forfeited	(26,300)	16.55
Outstanding as of December 31, 2023	1,605,000	$11.30	6.31	$26,719
Granted	—	—
Exercised	(84,990)	15.47
Forfeited	(85,200)	31.43
Outstanding as of December 31, 2024	1,434,810	$9.85	5.74	$34,834

Vested and Expected to Vest as of
December 31, 2024	1,432,647	$9.86	5.74	$34,772

Exercisable as of December 31, 2024	1,142,010	$7.92	5.26	$29,928

In November 2022, Michael Bilerman became the Executive Vice President, Chief Financial Officer and Chief Investment Officer of the Company. Mr. Bilerman was granted 250,000 options that have an exercise price of $19.37 per share, which equaled the closing market price of a common share of the Company on the day prior to the grant date. The options expire 10 years from the date of grant and 60% of the options become exercisable on November 29, 2025, 20% of the options become exercisable on November 29, 2026 and 20% of the options become exercisable on November 29, 2027, in each case, contingent upon continued employment with the Company through the applicable vesting date (subject to acceleration upon certain terminations of employment). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.13 and included the following weighted-average assumptions: expected dividend yield of 5.10%; expected life of 6.8 years; expected volatility of 48%; a risk-free rate of 3.96%; and forfeiture rate of 0.0%.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2024, 2023 and 2022, we contributed approximately $1.4 million, $1.2 million and $968,000, respectively, to the 401(k) Retirement Savings Plan.

18. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2021	$(19,713)	$1,952	$(17,761)	$(1,084)	$72	$(1,012)
Other comprehensive income (loss) before reclassifications	(4,803)	14,997	10,194	(267)	725	458
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,470)	(3,470)	—	(159)	(159)
Balance December 31, 2022	(24,516)	13,479	(11,037)	(1,351)	638	(713)
Other comprehensive income (loss) before reclassifications	1,431	—	1,431	58	—	58
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(13,913)	(13,913)	—	(619)	(619)
Balance December 31, 2023	(23,085)	(434)	(23,519)	(1,293)	19	(1,274)
Other comprehensive income (loss) before reclassifications	(4,800)	—	(4,800)	(158)	—	(158)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	632	632	—	(15)	(15)
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $664,000 of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2024.

19. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2021	$(20,797)	$2,024	$(18,773)
Other comprehensive income (loss) before reclassifications	(5,070)	15,722	10,652
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,629)	(3,629)
Balance December 31, 2022	(25,867)	14,117	(11,750)
Other comprehensive income (loss) before reclassifications	1,491	—	1,491
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(14,534)	(14,534)
Balance December 31, 2023	(24,376)	(417)	(24,793)
Other comprehensive income (loss) before reclassifications	(4,958)	—	(4,958)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	621	621
Balance December 31, 2024	$(29,334)	$204	$(29,130)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $664,000 of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2024.

20.    Segment Reporting

We focus on developing, acquiring, owning, operating, and managing shopping centers. We consider each shopping center an operating segment. We aggregate the financial information of all centers into one reportable segment because the centers all have similar economic characteristics and provide similar products and services to similar types and classes of customers and tenants.

Our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, reviews operating and financial information using Net Operating Income ("NOI") as the key measure to assess performance and allocate resources. The CODM also uses NOI and its components to monitor budget versus actual results. Our resources are allocated by evaluating the operating results of the business as well as considering capital needs and future projections, and deploying them across the various business functions as deemed necessary while ensuring the uses align with our overall business strategy.

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Property Revenues:
Rental revenue	$497,516	$438,889	$421,419
Other revenues	18,902	16,858	14,037
Total Revenues	$516,418	$455,747	$435,456

Property Operating Expenses:
Advertising and promotion	$19,274	$18,606	$17,643
Common area maintenance	69,029	60,128	60,483
Real estate taxes	34,687	31,862	31,713
Other operating expense	27,934	24,888	26,241
Total Operating Expenses	$150,924	$135,484	$136,080

Portfolio Net Operating Income - Consolidated	$365,494	$320,263	$299,376

Equity in earnings of unconsolidated joint ventures	$11,289	$8,240	$8,594
Interest expense	(60,637)	(47,928)	$(46,967)
Gain on sale of assets	—	—	$3,156
Loss on early extinguishment of debt	—	—	$(222)
Other income	1,484	9,729	$6,029
Depreciation and amortization	(138,690)	(108,889)	$(111,904)
Other non-property (income) expenses	1,174	1,119	$(312)
Corporate general and administrative expenses	(78,341)	(76,299)	$(71,657)
Non-cash adjustments	91	(2,895)	$(3,132)
Lease termination fees	896	542	$2,870

Net Income	$102,760	$103,882	$85,831

21.    Lease Agreements

Lessor

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We account for lease and non-lease components as a single component, which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022 we recorded a straight-line rent adjustment of $607,000, $2.2 million and $1.9 million, respectively, as an increase to rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized; however, indirect internal leasing costs are expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

As of December 31, 2024, we were the lessor to over 2,500 stores in our 33 consolidated centers, under operating leases with initial terms that expire from 2025 to 2039, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the years ended December 31, 2024, 2023 and 2022, the components of rental revenues are as follows (in thousands):

	2024	2023	2022
Rental revenues - fixed	$397,090	$343,433	$319,219
Rental revenues - variable (1)	100,426	95,456	102,200
Rental revenues	$497,516	$438,889	$421,419
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2024, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

2025	$271,814
2026	214,703
2027	169,893
2028	122,484
2029	92,055
Thereafter	248,193
$1,119,142

Lessee

As of December 31, 2024 and 2023 we have operating lease right-of-use assets $76.1 million and $77.4 million, respectively, and operating lease liabilities of $84.5 million, and $86.1 million, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, the components of lease costs are as follows (in thousands):

	2024	2023	2022
Operating lease costs	$5,490	$5,493	$5,495
Short-term lease costs	890	1,221	1,330
Variable lease costs (1)	708	738	948
Total lease costs	$7,088	$7,452	$7,773
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

2024
Weighted - average remaining lease term (years)	47.43
Weighted - average discount rate	5.0%

Cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Operating cash outflows related to operating leases	$5,765	$5,709	$5,669

Maturities of lease liabilities as of December 31, 2024 for the next five years and thereafter are as follows (in thousands):

2025	$5,816
2026	5,854
2027	5,893
2028	4,946
2029	4,659
Thereafter	199,707
Total lease payments	$226,875
Less imputed interest	142,376
Present value of lease liabilities	$84,499

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

Lease Agreements

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers was 98% at December 31, 2024 and 97% at December 31, 2023. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances. We are also party to an executive severance plan with certain other executives that provide for severance payments under certain circumstances.

Debt

We provide guarantees to lenders for our joint ventures which include standard non-recourse carve out indemnifications for losses arising from items such as but not limited to fraud, physical waste, payment of taxes, environmental indemnities, misapplication of insurance proceeds or security deposits and failure to maintain required insurance. For construction and mortgage loans, we may include a guaranty of completion as well as a principal guaranty. The principal guarantees include terms for release based upon satisfactory completion of construction and performance targets including occupancy thresholds and minimum debt service coverage tests. Our joint ventures may contain make whole provisions in the event that demands are made on any existing guarantees. As of December 31, 2024, the maximum amount of joint venture debt guaranteed by the Company is $10.0 million.

23.    Subsequent Events

Dividends

In January 2025, the Board declared a $0.275 quarterly cash dividend per common share payable on February 14, 2025 to each shareholder of record on January 31, 2025, and a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Acquisition

In February 2025, we acquired a 640,000-square-foot open-air, grocery-anchored mixed-use center in Cleveland, Ohio for $167.0 million using cash on hand and available liquidity. The center is Northeast Ohio's premier retail and entertainment destination and has become the go-to choice for retailers seeking market entry. The stores at the center are complemented by an expansive menu of entertainment and dining options.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2024 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2024 (2)
Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Asheville	Asheville, NC	$—	$6,092	$56,326	$—	$1,134	$6,092	$57,460	$63,552	$4,515	2023 (5)
Atlantic City	Atlantic City, NJ	7,342	—	125,988	—	19,349	—	145,337	145,337	61,167	2011 (5)
Branson	Branson, MO	—	4,407	25,040	396	28,970	4,803	54,010	58,813	40,541	1994
Charleston	Charleston, SC	—	10,353	48,877	—	31,736	10,353	80,613	90,966	43,310	2006
Commerce	Commerce, GA	—	1,262	14,046	707	40,720	1,969	54,766	56,735	42,651	1995
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	9,212	9,913	89,622	99,535	36,680	2016
Deer Park	Deer Park, NY	—	82,413	173,044	—	40,677	82,413	213,721	296,134	84,118	2013 (5)
Foley	Foley, AL	—	4,400	82,410	693	39,999	5,093	122,409	127,502	76,527	2003 (5)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	2,274	11,157	89,299	100,456	31,343	2017
Foxwoods (6)	Mashantucket, CT	—	—	130,941	—	(95,915)	—	35,026	35,026	5,738	2015
Gonzales	Gonzales, LA	—	679	15,895	—	35,706	679	51,601	52,280	40,697	1992
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	8,248	8,180	83,668	91,848	36,344	2015
Hershey	Hershey, PA	—	3,673	48,186	—	19,991	3,673	68,177	71,850	27,625	2011(5)
Hilton Head I	Bluffton, SC	—	4,753	—	—	34,378	4,753	34,378	39,131	21,775	2011
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	19,033	5,128	39,701	44,829	25,880	2003 (5)
Howell	Howell, MI	—	2,250	35,250	—	18,692	2,250	53,942	56,192	35,652	2002 (5)
Huntsville	Huntsville, AL	—	22,432	145,990	—	1,887	22,432	147,877	170,309	12,235	2023 (5)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	67,790	10,347	87,697	98,044	47,619	1994 (5)
Little Rock	Little Rock, AR	—	6,244	59,358	—	—	6,244	59,358	65,602	—	2024 (5)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	36,688	2,615	48,489	51,104	34,616	1994
Mebane	Mebane, NC	—	8,821	53,362	—	10,083	8,821	63,445	72,266	39,944	2010
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	1,506	37,814	1,506	118,547	120,053	57,078	2009 (5)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	45,411	8,781	102,209	110,990	63,768	2003 (5)
Nashville	Nashville, TN	—	8,772	133,641	—	3,129	8,772	136,770	145,542	8,895	2023

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2024 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2024(2)
Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	19,923	5,531	111,211	116,742	79,075	2008
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	70,056	22,475	144,265	166,740	78,678	2003 (5)
Riverhead	Riverhead, NY	—	—	36,374	6,152	149,763	6,152	186,137	192,289	130,631	1993
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	69,646	4,102	79,086	83,188	54,390	1993
Savannah	Pooler, GA	—	8,432	167,780	—	21,960	8,432	189,740	198,172	55,037	2016 (5)
Sevierville	Sevierville, TN	—	—	18,495	—	59,965	—	78,460	78,460	53,115	1997 (5)
Southaven	Southaven, MS	51,525	14,959	50,511	—	(1,124)	14,959	49,387	64,346	28,182	2015
Tilton	Tilton, NH	—	1,800	24,838	29	18,255	1,829	43,093	44,922	25,774	2003 (5)
Westgate	Glendale, AZ	—	19,037	140,337	2,558	34,896	21,595	175,233	196,828	43,212	2016 (5)
Other	Various	—	306	1,495	—	463	306	1,958	2,264	1,205	Various
		$58,867	$288,422	$2,195,883	$22,933	$900,809	$311,355	$3,096,692	$3,408,047	$1,428,017
(1)Includes impairment charges that reduce the asset value.
(2)Aggregate cost for federal income tax purposes is approximately $3.5 billion.
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

TANGER INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2024
(in thousands)

The changes in total real estate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$3,271,240	$2,855,871	$2,800,758
Improvements	77,194	188,863	92,828
Acquisitions	67,769	230,840	—
Dispositions and other	(8,156)	(4,334)	(37,715)
Balance, end of year	$3,408,047	$3,271,240	$2,855,871

The changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$1,318,264	$1,224,962	$1,145,388
Depreciation for the period	117,851	97,636	97,916
Dispositions and other	(8,098)	(4,334)	(18,342)
Balance, end of year	$1,428,017	$1,318,264	$1,224,962