Form 10-Q
period 2025-03-31
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2025-05-02
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 28, 2025, there were 113,173,606 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2025 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2025, the Company and its wholly owned subsidiaries owned 113,173,206 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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
The Operating Partnership holds all of the shopping centers and other assets, either directly or through wholly owned subsidiaries, including the ownership interests in consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, its incurrence of indebtedness or through the issuance of partnership units.

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2025	December 31, 2024
Assets
Rental property:
Land	$332,010	$311,355
Buildings, improvements and fixtures	3,173,065	3,089,239
Construction in progress	8,531	7,453
	3,513,606	3,408,047
Accumulated depreciation	(1,423,009)	(1,428,017)
Total rental property, net	2,090,597	1,980,030
Cash and cash equivalents	10,156	46,992
Rental property held for sale	16,628	—
Investments in unconsolidated joint ventures	64,482	65,665
Deferred lease costs and other intangibles, net	104,792	85,028
Operating lease right-of-use assets	75,762	76,099
Prepaids and other assets	115,442	127,369
Total assets	$2,477,859	$2,381,183
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,042,182	$1,041,710
Unsecured term loan, net	323,402	323,182
Mortgages payable, net	58,506	58,867
Unsecured lines of credit	139,000	—
Total debt	1,563,090	1,423,759
Accounts payable and accrued expenses	75,075	107,775
Operating lease liabilities	84,144	84,499
Other liabilities	95,537	85,476
Total liabilities	1,817,846	1,701,509
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 113,173,206 and 112,738,633 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,132	1,127
Paid in capital	1,187,104	1,190,746
Accumulated distributions in excess of net income	(524,846)	(511,816)
Accumulated other comprehensive loss	(29,495)	(27,687)
Equity attributable to Tanger Inc.	633,895	652,370
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	26,118	27,304
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	660,013	679,674
Total liabilities and equity	$2,477,859	$2,381,183
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Rental revenues	$129,285	$117,809
Management, leasing and other services	2,407	2,278
Other revenues	3,671	3,284
Total revenues	135,363	123,371
Expenses:
Property operating	41,820	35,465
General and administrative	18,993	19,490
Impairment charge	4,249	—
Depreciation and amortization	37,146	33,860
Total expenses	102,208	88,815
Other income (expense):
Interest expense	(15,772)	(14,353)
Other income (expense)	217	587
Total other income (expense)	(15,555)	(13,766)
Income before equity in earnings of unconsolidated joint ventures	17,600	20,790
Equity in earnings of unconsolidated joint ventures	2,399	2,516
Net income	19,999	23,306
Noncontrolling interests in Operating Partnership	(798)	(973)
Noncontrolling interests in other consolidated partnerships	—	80
Net income attributable to Tanger Inc.	$19,201	$22,413

Basic earnings per common share:
Net income	$0.17	$0.20
Diluted earnings per common share:
Net income	$0.17	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2025	2024
Net income	$19,999	$23,306
Other comprehensive income (loss):
Foreign currency translation adjustments	(634)	(874)
Change in fair value of cash flow hedges	(1,248)	3,209
Other comprehensive income (loss)	(1,882)	2,335
Comprehensive income	18,117	25,641
Comprehensive income attributable to noncontrolling interests	(724)	(1,069)
Comprehensive income attributable to Tanger Inc.	$17,393	$24,572
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	22,413	—	22,413	973	(80)	23,306
Other comprehensive income	—	—	—	2,239	2,239	96	—	2,335
Compensation under Incentive Award Plan	—	3,571	—	—	3,571	—	—	3,571
Issuance of 24,100 common shares upon exercise of options	—	438	—	—	438	—	—	438
Grant of 788,531 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 375,899 common shares for employee income taxes	(3)	(10,521)	—	—	(10,524)	—	—	(10,524)
Adjustment for noncontrolling interests in Operating Partnership	—	447	—	—	447	(447)	80	80
Common dividends ($0.26 per share)	—	—	(29,572)	—	(29,572)	—	—	(29,572)
Distributions to noncontrolling interests	—	—	—	—	—	(1,224)	—	(1,224)
Balance, March 31, 2024	$1,094	$1,073,313	$(497,330)	$(21,280)	$555,797	$23,926	$—	$579,723

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	$1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	19,201	—	19,201	798	—	19,999
Other comprehensive loss	—	—	—	(1,808)	(1,808)	(74)	—	(1,882)
Compensation under Incentive Award Plan	—	2,959	—	—	2,959	—	—	2,959
Issuance of 5,200 common shares upon exercise of options	—	38	—	—	38	—	—	38
Grant of 595,924 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 211,605 common shares for employee income taxes	(2)	(7,259)	—	—	(7,261)	—	—	(7,261)
Adjustment for noncontrolling interests in other consolidated partnerships	—	628	—	—	628	(628)	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.275 per share)	—	—	(32,232)	—	(32,232)	—	—	(32,232)
Distributions to noncontrolling interests	—	—	—	—	—	(1,282)	—	(1,282)
Balance, March 31, 2025	$1,132	$1,187,104	$(524,846)	$(29,495)	$633,895	$26,118	$—	$660,013
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$19,999	$23,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,146	33,860
Impairment charge	4,249	—
Amortization of deferred financing costs	940	832
Equity in earnings of unconsolidated joint ventures	(2,399)	(2,516)
Equity-based compensation expense	2,926	3,497
Amortization of debt discounts, net	205	174
Amortization (accretion) of market rent rate adjustments, net	(402)	95
Straight-line rent adjustments	418	511
Distributions of cumulative earnings from unconsolidated joint ventures	4,050	1,604
Changes in other assets and liabilities:
Other assets	(2,760)	7,026
Accounts payable and accrued expenses	(22,935)	(37,308)
Net cash provided by operating activities	41,437	31,081
INVESTING ACTIVITIES
Additions to rental property	(10,300)	(24,816)
Acquisition of real estate assets	(164,190)	—
Proceeds from short-term investments	—	1,448
Additions to non-real estate assets	(1,345)	(2,378)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,299	1,002
Additions to deferred lease costs	(687)	(498)
Payments for other investing activities	(1,513)	(2,940)
Proceeds from other investing activities	1,039	1,883
Net cash used in investing activities	(175,697)	(26,299)
FINANCING ACTIVITIES
Cash dividends paid	(32,232)	(29,572)
Distributions to noncontrolling interests in Operating Partnership	(1,282)	(1,224)
Proceeds from revolving credit facility	160,000	117,000
Repayments of revolving credit facility	(21,000)	(84,000)
Repayments of notes, mortgages and loans	(366)	(1,247)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,261)	(10,524)
Proceeds from exercise of options	38	438
Payment for other financing activities	(282)	(287)
Contributions from noncontrolling interests in other consolidated partnerships	—	80
Net cash provided by (used in) financing activities	97,615	(9,336)
Effect of foreign currency rate changes on cash and cash equivalents	(191)	(87)
Net decrease in cash and cash equivalents	(36,836)	(4,641)
Cash and cash equivalents, beginning of period	46,992	12,778
Cash and cash equivalents, end of period	$10,156	$8,137
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2025	December 31, 2024
Assets
Rental property:
Land	$332,010	$311,355
Buildings, improvements and fixtures	3,173,065	3,089,239
Construction in progress	8,531	7,453
	3,513,606	3,408,047
Accumulated depreciation	(1,423,009)	(1,428,017)
Total rental property, net	2,090,597	1,980,030
Cash and cash equivalents	10,005	46,700
Rental property held for sale	16,628	—
Investments in unconsolidated joint ventures	64,482	65,665
Deferred lease costs and other intangibles, net	104,792	85,028
Operating lease right-of-use assets	75,762	76,099
Prepaids and other assets	115,158	126,852
Total assets	$2,477,424	$2,380,374
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,042,182	$1,041,710
Unsecured term loan, net	323,402	323,182
Mortgages payable, net	58,506	58,867
Unsecured lines of credit	139,000	—
Total debt	1,563,090	1,423,759
Accounts payable and accrued expenses	74,640	106,966
Operating lease liabilities	84,144	84,499
Other liabilities	95,537	85,476
Total liabilities	1,817,411	1,700,700
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,250,000 units outstanding at March 31, 2025 and 1,250,000 units outstanding at December 31, 2024, respectively	8,962	9,094
Limited partners, 4,662,904 and 4,707,958 Class A common units, and 111,923,206 and 111,488,633 Class B common units outstanding at March 31, 2025 and December 31, 2024, respectively	682,063	699,711
Accumulated other comprehensive loss	(31,012)	(29,131)
Total partners’ equity	660,013	679,674
Noncontrolling interests in consolidated partnerships	—	—
Total equity	660,013	679,674
Total liabilities and equity	$2,477,424	$2,380,374
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Rental revenues	$129,285	$117,809
Management, leasing and other services	2,407	2,278
Other revenues	3,671	3,284
Total revenues	135,363	123,371
Expenses:
Property operating	41,820	35,465
General and administrative	18,993	19,490
Impairment charge	4,249	—
Depreciation and amortization	37,146	33,860
Total expenses	102,208	88,815
Other income (expense):
Interest expense	(15,772)	(14,353)
Other income (expense)	217	587
Total other income (expense)	(15,555)	(13,766)
Income before equity in earnings of unconsolidated joint ventures	17,600	20,790
Equity in earnings of unconsolidated joint ventures	2,399	2,516
Net income	19,999	23,306
Noncontrolling interests in consolidated partnerships	—	80
Net income available to partners	19,999	23,386
Net income available to limited partners	19,787	23,150
Net income available to general partner	$212	$236

Basic earnings per common unit:
Net income	$0.17	$0.20
Diluted earnings per common unit:
Net income	$0.17	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2025	2024
Net income	$19,999	$23,306
Other comprehensive income (loss):
Foreign currency translation adjustments	(634)	(874)
Changes in fair value of cash flow hedges	(1,248)	3,209
Other comprehensive income (loss)	(1,882)	2,335
Comprehensive income	18,117	25,641
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	80
Comprehensive income attributable to the Operating Partnership	$18,117	$25,721
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
Net income	236	23,150	—	23,386	(80)	23,306
Other comprehensive income	—	—	2,335	2,335	—	2,335
Compensation under Incentive Award Plan	—	3,571	—	3,571	—	3,571
Issuance of 24,100 common units upon exercise of options	—	438	—	438	—	438
Grant of 788,531 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 136,469 deferred units	—	—	—	—	—	—
Withholding of 375,899 common units for employee income taxes	—	(10,524)	—	(10,524)	—	(10,524)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	80	80
Common distributions ($0.26 per unit)	(299)	(30,497)	—	(30,796)	—	(30,796)
Balance, March 31, 2024	$5,713	$596,468	$(22,458)	$579,723	$—	$579,723

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2024	$9,094	$699,710	$(29,130)	$679,674	$—	$679,674
Net income	212	19,787	—	19,999	—	19,999
Other comprehensive loss	—	—	(1,882)	(1,882)	—	(1,882)
Compensation under Incentive Award Plan	—	2,959	—	2,959	—	2,959
Issuance of 5,200 common units upon exercise of options	—	38	—	38	—	38
Grant of 595,924 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 211,605 common units for employee income taxes	—	(7,261)	—	(7,261)	—	(7,261)
Common distributions ($0.275 per unit)	(344)	(33,170)	—	(33,514)	—	(33,514)
Balance, March 31, 2025	$8,962	$682,063	$(31,012)	$660,013	$—	$660,013

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$19,999	$23,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,146	33,860
Impairment charge	4,249	—
Amortization of deferred financing costs	940	832
Equity in earnings of unconsolidated joint ventures	(2,399)	(2,516)
Equity-based compensation expense	2,926	3,497
Amortization of debt (premiums) and discounts, net	205	174
Amortization (accretion) of market rent rate adjustments, net	(402)	95
Straight-line rent adjustments	418	511
Distributions of cumulative earnings from unconsolidated joint ventures	4,050	1,604
Changes in other assets and liabilities:
Other assets	(2,553)	6,628
Accounts payable and accrued expenses	(23,001)	(37,083)
Net cash provided by operating activities	41,578	30,908
INVESTING ACTIVITIES
Additions to rental property	(10,300)	(24,816)
Acquisitions of real estate assets	(164,190)	—
Proceeds from short-term investments	—	1,448
Additions to non-real estate assets	(1,345)	(2,378)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,299	1,002
Additions to deferred lease costs	(687)	(498)
Payments for other investing activities	(1,513)	(2,940)
Proceeds from other investing activities	1,039	1,883
Net cash used in investing activities	(175,697)	(26,299)
FINANCING ACTIVITIES
Cash distributions paid	(33,514)	(30,796)
Proceeds from revolving credit facility	160,000	117,000
Repayments of revolving credit facility	(21,000)	(84,000)
Repayments of notes, mortgages and loans	(366)	(1,247)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,261)	(10,524)
Proceeds from exercise of options	38	438
Payment for other financing activities	(282)	(287)
Contributions from noncontrolling interests in other consolidated partnerships	—	80
Net cash provided by (used in) financing activities	97,615	(9,336)
Effect of foreign currency on cash and cash equivalents	(191)	(87)
Net decrease in cash and cash equivalents	(36,695)	(4,814)
Cash and cash equivalents, beginning of period	46,700	12,572
Cash and cash equivalents, end of period	$10,005	$7,758
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air shopping centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of March 31, 2025, we owned and operated 31 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 13.6 million square feet, which were 96% occupied and contained over 2,500 stores representing approximately 700 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. The portfolio also includes two managed centers, totaling approximately 760,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership. As of March 31, 2025, the Company and its wholly-owned subsidiaries owned 113,173,206 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 balance sheet data in this Form 10-Q was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), however management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant.

On February 20, 2025, we entered into the Third Amended and Restated Limited Partnership Agreement, providing for the creation of long-term incentive plan units (“LTIP units”), entitled to the same non-liquidating distributions and allocations of profits and losses as the Class A Units on a per unit basis.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $48.5 million as of March 31, 2025.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $59.9 million, and the estimated potential disposition proceeds of the sale of the center, $71.4 million (in aggregate totaling $131.3 million) exceeds the carrying value of $105.2 million by $26.1 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

In February 2025, we entered into an agreement to sell the Howell, Michigan outlet center for $17.0 million. As part of our impairment evaluation procedures at quarter end, we subsequently recorded a $4.2 million impairment charge to lower the property’s carrying value to the estimate fair value based on the purchase agreement. The transaction to sell the property closed in April 2025. As of March 31, 2025, this property was classified as held for sale. Refer to disclosure in our Properties Held for Sale footnote.

3. Rental Property Acquisitions

2025 Acquisitions

Cleveland

In February 2025, we purchased Pinecrest in Cleveland, Ohio, a 640,000-square-foot open-air, grocery-anchored, mixed-use center, for $167.0 million using cash on hand and available liquidity. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $905,000 in transaction costs once the acquisition was deemed probable.

The assets acquired were recorded at relative fair value as determined by management, with the assistance of third party valuation specialists, based on information available at the acquisition dates and on current assumptions as to future operations (See Note 2). The consideration transferred to complete this rental property acquisition and the purchase price allocation amongst the identifiable assets acquired and liabilities assumed was as follows:

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)

Land	$22,416
Buildings, improvements and fixtures	127,516	36.4

Above market lease value	6,922	7.0
Below market lease value	(7,480)	11.5
Lease in place value	13,388	6.9
Lease and legal costs	5,143	5.1
Total deferred lease costs and other intangibles, net	17,973
Total fair value of assets acquired	$167,905

There was no contingent consideration associated with this acquisition.

4.    Rental Property Held for Sale

In February 2025, we entered into an agreement to sell the Howell, Michigan outlet center for $17.0 million. As part of our impairment evaluation procedures at quarter end, we subsequently recorded a $4.2 million impairment charge to lower the property’s carrying value to the estimate fair value based on the purchase agreement. The transaction to sell the property closed in April 2025.

The Howell center met the requirement for classification as rental property held for sale as of March 31, 2025 on the consolidated balance sheets and were comprised of the following (in thousands):

March 31, 2025
Land	$1,800
Rental property	14,191
Deferred lease costs	95
Prepaids and other assets	542
Rental property held for sale	16,628

The following table sets forth certain summarized information regarding the sale of the property:

Properties	Location	Date Sold	Square Feet (in 000’s)	Net Sales Price (in 000’s)	Gain on Sale (in 000’s)
Howell	Howell, MI	April 2025	314	$16,628	—

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2025
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$64.5	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.4)	$97.1
National Harbor(2)	National Harbor, MD	50.0%	341	(12.7)	91.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.1)	57.5
Columbus(2)	Columbus, OH	50.0%	355	(5.7)	70.5
		50.0%	1,448	$(52.9)	$316.5

As of December 31, 2024
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$65.7	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.3)	$97.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.1)	91.8
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.3)	57.4
Columbus(2)	Columbus, OH	50.0%	355	(5.0)	70.4
		50.0%	1,448	$(50.7)	$317.2
(1)Net of debt origination costs of $1.5 million as of March 31, 2025 and $1.6 million as of December 31, 2024.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Fee:
Management and marketing	$563	$557
Leasing and other fees	89	105
Expense reimbursements from unconsolidated joint ventures	1,322	1,119
Total Fees	$1,974	$1,781

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.5 million and $2.4 million as of March 31, 2025 and December 31, 2024, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Land	$78,064	$79,920
Buildings, improvements and fixtures	460,191	459,148
Construction in progress	947	1,051
	539,202	540,119
Accumulated depreciation	(219,514)	(214,826)
Total rental property, net	319,688	325,293
Cash and cash equivalents	11,635	17,480
Deferred lease costs and other intangibles, net	1,634	1,841
Prepaids and other assets	8,903	10,137
Total assets	$341,860	$354,751
Liabilities and Owners’ Equity
Mortgages payable, net	$316,510	$317,191
Accounts payable and other liabilities	11,505	14,670
Total liabilities	328,015	331,861
Owners’ equity	13,845	22,890
Total liabilities and owners’ equity	$341,860	$354,751

	Three months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	March 31,
	2025	2024
Revenues	$23,644	$22,496
Expenses:
Property operating	8,947	7,992
General and administrative	—	116
Depreciation and amortization	5,690	5,080
Total expenses	14,637	13,188
Other income (expense):
Interest expense	(4,431)	(4,540)
Other income	162	264
Total other expense	(4,269)	(4,276)
Net income	$4,738	$5,032
The Company and Operating Partnership’s share of:
Net income	$2,399	$2,516
Depreciation and amortization (real estate related)	$2,860	$2,540

6. Debt Guaranteed by the Company

All of the Company’s debt is incurred by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $481.0 million remains available as of March 31, 2025. The Company also guarantees the Operating Partnership’s $325 million unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2025	December 31, 2024
Unsecured lines of credit	$139,000	$—
Unsecured term loan	$325,000	$325,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						March 31, 2025		December 31, 2024
	Stated Interest Rate(s)			Maturity Date	Maturity Date With Extension Option	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026		$350,000	$349,191	$350,000	$349,045
Senior notes	3.875%			July 2027		300,000	299,058	300,000	298,956
Senior notes	2.750%			September 2031		400,000	393,933	400,000	393,710

Unsecured term loan(4)	Adj SOFR	+	0.94%	January 2027	January 2028	325,000	323,402	325,000	323,182

Mortgages payable:
Atlantic City(2) (3)	6.44%			December 2026		6,840	6,956	7,206	7,341
Southaven (5)	Adj SOFR	+	2.00%	October 2026	October 2027	51,700	51,550	51,700	51,525

Unsecured lines of credit	Adj SOFR	+	0.85%	April 2028	April 2029	139,000	139,000	—	—
Total						$1,572,540	$1,563,090	$1,433,906	$1,423,759
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $9.5 million and $10.1 million as of March 31, 2025 and December 31, 2024, respectively. This excludes $7.0 million and $7.4 million of unamortized debt origination costs related to the unsecured lines of credit for the periods ended March 31, 2025 and December 31, 2024, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(2)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(3)Principal and interest due monthly with remaining principal due at maturity.
(4)In June 2024, the interest rate spread improved by 1 basis point as the Company exceeded the sustainability metric threshold.
(5)The Operating Partnership provides a 10% guarantee of this mortgage, which is held at a joint venture, which is consolidated for financial reporting purposes.

Certain of our properties, which had a net book value of approximately $123.5 million at March 31, 2025, serve as collateral for mortgages payable. As of March 31, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million which had $139.0 million borrowed. The unsecured lines of credit as of March 31, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of March 31, 2025, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of March 31, 2025 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2025	$1,135
2026	407,405
2027	625,000
2028	139,000
2029	—
Thereafter	400,000
Subtotal	1,572,540
Net discount and debt origination costs	(9,450)
Total	$1,563,090
We have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions, proceeds from forward share issuance contracts and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2025	December 31, 2024
Assets (Liabilities)(1):
February 1, 2024	February 1, 2026	75,000	Daily SOFR	3.5%	$331	$510
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	73	364
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	(1,405)	(554)
Total		$325,000		3.9%	$(1,001)	$320

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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2025	2024
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$(1,248)	$3,209

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2025:
Assets:
Interest rate swaps (prepaids and other assets)	$705	—	$705	$—
Total assets	$705	$—	$705	$—

Liabilities:
Interest rate swaps (other liabilities)	$(1,706)	$—	$(1,706)	$—
Total liabilities	$(1,706)	$—	$(1,706)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2024:
Asset:
Interest rate swaps (prepaids and other assets)	$1,288	$—	$1,288	$—
Total assets	$1,288	$—	$1,288	$—

Liabilities:
Interest rate swaps (other liabilities)	$(968)	$—	$(968)	$—
Total liabilities	$(968)	$—	$(968)	$—

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

Fair Value Measurements on a Nonrecurring Basis

The following table sets forth our assets that are measured at fair value on a nonrecurring basis within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair value as of March 31, 2025:
Asset:
Long-lived assets	$—	$—	$16,628	$—

During the first quarter of 2025, we entered into an agreement to sell the Howell, Michigan outlet center for $17.0 million. We subsequently recorded a $4.2 million impairment charge in our consolidated statement of operations to lower the value to the estimated fair value based on this agreement.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2025	December 31, 2024
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	979,839	961,783
Level 3 Significant Unobservable Inputs	522,446	387,048
Total fair value of debt	$1,502,285	$1,348,831

Recorded value of debt	$1,563,090	$1,423,759

Our senior unsecured notes are publicly-traded which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the fair value hierarchy. Our other debt is classified as Level 3 in the fair value hierarchy given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all SOFR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

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

10. Shareholders’ Equity of the Company

Dividend Declaration

In April 2025, the Company's Board of Directors (the “Board”) declared a $0.2925 cash dividend per common share payable on May 15, 2025 to each shareholder of record on April 30, 2025, and in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced in February 2021, and replaced with a new program in February 2025, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $400 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering Program for working capital and general corporate expenses. As of March 31, 2025, we had approximately $400.0 million of common shares remaining available for sale under the ATM Offering program. There were no sales of our common shares during the first quarters of 2025 or 2024.

Forward Sale Agreements

During 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. Shares can be settled at any time over the next 12-15 months from the time of issuance, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding common shares through May 31, 2025, replacing the previously authorized share repurchase program to repurchase up to $80.0 million of the Company's outstanding common shares through May 31, 2023. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares in both the three months ended March 31, 2025 and March 31, 2024. The remaining amount of common shares authorized to be repurchased under the share repurchase program as of March 31, 2025 was approximately $100.0 million.

11. Partners’ Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2025 and March 31, 2024:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Options exercised	—	—	24,100	24,100
Grant of restricted common share awards by the Company, net of forfeitures	—	—	788,531	788,531
Issuance of deferred units	—	—	136,469	136,469
Units withheld for employee income taxes	—	—	(375,899)	(375,899)
Balance March 31, 2024	1,150,000	4,707,958	108,216,452	112,924,410

Balance December 31, 2024	1,250,000	4,707,958	111,488,633	116,196,591
Options exercised	—	—	5,200	5,200
Exchange of Class A limited partnership units	—	(45,054)	45,054	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	595,924	595,924
Units withheld for employee income taxes	—	—	(211,605)	(211,605)
Balance March 31, 2025	1,250,000	4,662,904	111,923,206	116,586,110

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net income attributable to Tanger Inc.	$19,201	$22,413
Less allocation of earnings to participating securities	(202)	(231)
Net income available to common shareholders of Tanger Inc.	$18,999	$22,182
Denominator:
Basic weighted average common shares	112,396	108,369
Effect of dilutive securities
Equity awards	1,557	1,654
Diluted weighted average common shares	113,953	110,023
Basic earnings per common share:
Net income	$0.17	$0.20
Diluted earnings per common share:
Net income	$0.17	$0.20

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2025, approximately 99,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three months ended March 31, 2024, 122,375 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2025, and March 31, 2024, no options were excluded from the computation.

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

Certain of the Company’s unvested restricted common share awards and LTIP units contain non-forfeitable rights to dividends or dividend equivalents. The impact of these unvested restricted common share awards and LTIP units on earnings per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted common share awards and LTIP units based on dividends declared and the unvested restricted common shares’ and LTIP units’ participation rights in undistributed earnings. Unvested restricted common shares and LTIP units that do not contain non-forfeitable rights to dividends or dividend equivalents are included in the diluted earnings per share computation if the effect is dilutive, using the treasury stock method.

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net income attributable to partners of the Operating Partnership	$19,999	$23,386
Less allocation of earnings to participating securities	(202)	(231)
Net income available to common unitholders of the Operating Partnership	$19,797	$23,155
Denominator:
Basic weighted average common units	117,072	113,077
Effect of dilutive securities
Equity awards	1,557	1,654
Diluted weighted average common units	118,629	114,731
Basic earnings per common unit:
Net income	$0.17	$0.20
Diluted earnings per common unit:
Net income	$0.17	$0.20

We determine diluted earnings per common unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2025, approximately 99,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three months ended March 31, 2024, 122,375 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2025, no options were excluded from the computation and for the three months ended March 31, 2024, no options were excluded from the computation.

Certain of the Company’s unvested restricted common share awards and LTIP units contain non-forfeitable rights to distributions or distribution equivalents. The impact of the corresponding unvested restricted unit awards and LTIP units on earnings per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted unit awards and LTIP unit awards based on distributions declared and the unvested restricted units’ and LTIP units’ participation rights in undistributed earnings. Unvested restricted common units and LTIP units that do not contain non-forfeitable rights to dividends or dividend equivalents are included in the diluted earnings per common unit computation if the effect is dilutive, using the treasury stock method.

14. Equity-Based Compensation of the Company

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Under the Plan, we may grant equity-based awards in the form of (among other things)
restricted common shares of the Company, restricted share units with respect to common shares of the Company
(which we sometimes refer to as “notional units”) and LTIP units of the Operating Partnership.

Per the Operating Partnership’s limited partnership agreement, when a common share is issued by the Company, the Operating Partnership issues one corresponding operating partnership unit to the Company’s wholly-owned subsidiary, Tanger LP Trust. Therefore, when the Company grants an equity-based award in respect of its common shares, the Operating Partnership treats each award as having been granted by the Operating Partnership.

Each LTIP unit, if and upon vesting, is convertible, upon the satisfaction of minimum allocations to the capital account of the LTIP unit for federal income tax purposes, into a non-voting Class C common unit of the Operating
Partnership. Each such Class C common unit may be exchanged by the holder for one common share of the
Company. LTIP units are intended to qualify as profits interests for US federal income tax purposes.

In the discussion below, the term “we” refers to the Company and the Operating Partnership together and the term “shares” is meant to also include corresponding units of the Operating Partnership.

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Restricted common shares and time-based LTIP units	$1,672	$2,359
Performance-based notional unit awards and performance-based LTIP units	1,168	1,051
Options	86	87
Total equity-based compensation	$2,926	$3,497

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Equity-based compensation expense capitalized	$33	$74

Restricted Common Share Awards

During February 2025, the Company granted to its non-employee directors and executive officers, approximately 30,000 and 169,000 restricted common shares, respectively. The grant date fair values of the awards were $34.59 and $35.30 per share, respectively. The restricted common shares vest ratably over a three-year period on February 15th of each year for executive officers and over a one-year period on February 15th for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted shares.

For certain restricted shares that vest and restricted share units that are settled during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement were approximately 212,000 and 376,000 for the three months ended March 31, 2025 and 2024, respectively. The total number of shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $7.3 million and $10.5 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

Basic Long Term Incentive Plan Units

During 2025, the Company granted to certain non-employee directors 15,180 LTIP units with time-based vesting requirements and a grant date fair value of $34.59 per unit that vest ratably over one year subject to continued service. Compensation expense for these units is being recognized over a one-year period.

2025 Performance Share Plan

During 2025, the Compensation Committee of the Company approved the general terms of the Tanger Inc. 2025 Performance Share Plan (the “2025 PSP”) covering the Company's executive officers whereby a maximum of approximately 62,000 restricted common shares and 234,000 LTIP units may be earned if certain share price appreciation goals are achieved over a three-year measurement period. The 2025 PSP is a long-term incentive compensation plan. Recipients may earn notional units which may convert into restricted common shares of the Company or LTIP units, based on the Company’s absolute total shareholder return and its total shareholder return relative to its peer group over a three-year measurement period. Any shares or LTIP units earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares and units vesting immediately following the measurement period, and the remaining 50% vesting one-year thereafter, contingent upon continued employment with the Company through the vesting date (unless accelerated due to termination prior thereto (a) by the Company without cause, (b) by participant for good reason or, (c) due to death or disability).

The following table sets forth 2025 PSP performance targets and other relevant information about the 2025 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	33.3%
Absolute total shareholder return range	26%	-	40.5%
Percentage of units to be earned	20%	-	100%

Relative portion of award:
Percent of total award	66.7%
Percentile rank of peer group range(2)	30th	-	80th
Percentage of units to be earned	20%	-	100%

Maximum number of restricted common shares that may be earned	62,000
February grant date fair value per LTIP unit	$22.33
February grant date fair value per share	$22.22
(1)The number of restricted common shares received and LTIP units earned under the 2025 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE Nareit Retail Index.

The fair values of the 2025 PSP awards granted during the three months ended March 31, 2025, were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	4.0%
Expected dividend yield (2)	4.0%
Expected volatility (3)	29%
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

2022 Performance Share Plan

In February 2025, the measurement period for the 2022 Performance Share Plan concluded. Based on the Company’s absolute and relative total shareholder return over the three-year measurement period, we issued 401,613 restricted common shares in February 2025, with 258,532 vesting immediately and the remaining 143,081 vesting in February 2026. The vesting of those 143,081 shares is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability, in which cases vesting will accelerate).

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)
Other comprehensive income before reclassifications	(612)	—	(612)	(22)	—	(22)
Reclassifications out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(1,196)	(1,196)	—	(52)	(52)
Balance March 31, 2025	$(28,497)	$(998)	$(29,495)	$(1,473)	$(48)	$(1,521)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)
Other comprehensive income before reclassifications	(838)	—	(838)	(36)	—	(36)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,077	3,077	—	131	131
Balance March 31, 2024	$(23,923)	$2,643	$(21,280)	$(1,329)	$150	$(1,179)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $159,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2025.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(29,334)	$204	$(29,130)
Other comprehensive income before reclassifications	(634)	—	(634)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(1,248)	(1,248)
Balance March 31, 2025	$(29,968)	$(1,044)	$(31,012)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)
Other comprehensive loss before reclassifications	(874)	—	(874)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,209	3,209
Balance March 31, 2024	$(25,250)	$2,792	$(22,458)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $159,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2025.

17.    Segment Reporting

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for three months ended March 31, 2025 and March 31, 2024:

	Three months ended
	March 31,
	2025	2024
Property Revenues:
Rental revenue	$129,285	$117,809
Other revenues	3,671	3,284
Total Revenues	$132,956	$121,093

Property Operating Expenses:
Advertising and promotion	$3,022	$3,499
Common area maintenance	18,969	16,208
Real estate taxes	10,045	9,106
Other operating expense	7,838	4,423
Total Operating Expenses	$39,874	$33,236

Portfolio Net Operating Income - Consolidated	$93,082	$87,857

Equity in earnings of unconsolidated joint ventures	$2,399	$2,516
Interest expense	(15,772)	(14,353)
Impairment charges	(4,249)	—
Other income	217	587
Depreciation and amortization	(37,146)	(33,860)
Other non-property (income) expenses	40	395
Corporate general and administrative expenses	(19,016)	(19,489)
Non-cash adjustments	(6)	(609)
Lease termination fees	450	262

Net Income	$19,999	$23,306

18.    Lease Agreements

As of March 31, 2025, we were the lessor to over 2,500 stores in our 34 consolidated centers, under operating leases with initial terms that expire from 2025 to 2039, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Rental revenues - fixed	$107,196	$95,979
Rental revenues - variable (1)	22,089	21,830
Rental revenues	$129,285	$117,809
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

19. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2025	March 31, 2024
Costs relating to construction included in accounts payable and accrued expenses	$10,822	$23,587

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Interest paid	$22,798	$20,640

20. New Accounting Pronouncements

Recently issued accounting standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. We adopted ASU 2023-07 in our Form 10-K covering the fiscal year ended December 31, 2024, and for this interim period beginning ending March 31, 2025. ASU 2023-07 is applied retrospectively to all prior periods presented in the accompanying unaudited consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective beginning with the Form 10-K for the year ended December 31, 2027, and subsequent interim periods beginning in 2028. We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

21. Subsequent Events

Dividend Declaration

In April 2025, the Board declared a $0.2925 quarterly cash dividend per common share payable on May 15, 2025 to each shareholder of record on April 30, 2025, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Forward Starting Interest Rate Derivatives

In April 2025, we entered into forward starting interest rate swap agreements totaling $75.0 million that become effective on February 1, 2026 and expire on April 1, 2028. The average fixed pay rate of these swaps is 3.3%.

Tanger Outlet Memphis - Southaven, Mississippi Mortgage Refinance

In April 2025, the Southaven, Mississippi consolidated joint venture refinanced its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at Adjusted SOFR + 2.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2025 with the three months ended March 31, 2024. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Quarterly Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions that do not report historical matters. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. As a result, you should not rely on or construe any forward-looking statements in this Quarterly Report as predictions of future events or as guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. All of our forward-looking statements are qualified in their entirety by this statement.

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Quarterly Report. Any forward-looking statements should be considered in light of the risks, uncertainties and other factors referred to in Item 1A. “Risk Factors” in our Annual Report on Form 10-K and in this Quarterly Report. Such risks and uncertainties include, but are not limited to: risks associated with general economic and financial conditions, including inflationary pressures and recessionary fears, newly-imposed and potentially additional U.S. tariffs and responsive non-U.S. tariffs, increased capital costs and capital markets volatility, increases in unemployment and reduced consumer confidence and spending; risks related to our ability to develop new retail centers or expand existing retail centers successfully; risks related to the financial performance and market value of our retail centers and the potential for reductions in asset valuations and related impairment charges; our dependence on rental income from real property; the relative illiquidity of real property investments; failure of our acquisitions or dispositions of retail centers to achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers and our inability to execute leases with tenants on terms consistent with our expectations; the diversification of our tenant mix and our entry into the operation of full price retail may not achieve our expected results; risks associated with environmental regulations; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to international military conflicts, international trade disputes and foreign currency volatility; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; risks of costs and disruptions from cyber-attacks or acts of cyber-terrorism on our information systems or on third party systems that we use; unanticipated threats to our business from changes in information and other technologies, including artificial intelligence; and the uncertainties of costs to comply with regulatory changes and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, and in this Quarterly Report.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of March 31, 2025, we owned and operated 31 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 13.6 million square feet. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes two managed centers totaling approximately 760,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2024 to March 31, 2025 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2024		12,690	32	2,113	6	758	2
Additions:
Little Rock, AR	Fourth Quarter	270	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2024		12,960	33	2,113	6	758	2
Additions:
Cleveland, OH	First Quarter	639	1	—	—	—	—
Other		14
As of March 31, 2025		13,613	34	2,113	6	758	2

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of March 31, 2025. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	92.5
Tanger Outlets Riverhead	Riverhead, NY (1)	100	729,280	90.6
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,941	88.0
Pinecrest, a Tanger Property	Cleveland, OH	100	638,616	96.0
Tanger Outlets Foley	Foley, AL	100	554,736	98.6
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (1)	100	547,937	97.3
Tanger Outlets Atlantic City	Atlantic City, NJ (1) (3)	100	484,748	85.2
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	96.6
Tanger Outlets Savannah	Savannah, GA	100	463,583	98.6
Tanger Outlets Sevierville	Sevierville, TN (1)	100	450,079	96.8
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	98.4
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	98.6
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (1)	100	404,341	99.1
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Asheville	Asheville, NC	100	381,600	98.4
Tanger Outlets Lancaster	Lancaster, PA	100	375,883	100.0
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	96.7
Tanger Outlets Commerce	Commerce, GA	100	371,408	98.2
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	91.4
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,834	99.3
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	99.2
Tanger Outlets Memphis	Southaven, MS (2) (3)	50	324,801	98.0
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	98.1
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	96.6
Tanger Outlets Mebane	Mebane, NC	100	319,762	99.1
Tanger Outlets Foxwoods	Mashantucket, CT (1)	100	311,229	91.2
Tanger Outlets Nashville	Nashville, TN	100	290,667	94.2
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	91.1
Tanger Outlets Tilton	Tilton, NH	100	250,558	95.8
Tanger Outlets Hershey	Hershey, PA	100	249,696	98.2
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	89.1
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	97.2
			13,298,229	95.7
Rental Property Held for Sale
Tanger Outlets Howell	Howell, MI	100	314,438	90.8
	Total		13,612,667
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.

Unconsolidated joint venture properties		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Charlotte Premium Outlets (1)	Charlotte, NC	50	398,674	98.1
Tanger Outlets Ottawa	Ottawa, ON	50	357,213	98.4
Tanger Outlets Columbus (1)	Columbus, OH	50	355,245	98.0
Tanger Outlets Houston (1)	Texas City, TX	50	352,705	94.7
Tanger Outlets National Harbor (1)	National Harbor, MD	50	341,156	99.8
Tanger Outlets Cookstown	Cookstown, ON	50	307,883	93.8
Totals			2,112,876	97.2
(1)Property encumbered by a mortgage. See Note 5 to the consolidated financial statements for further details of the joint venture debt obligations.

Location	Square Feet
Managed Properties
Tanger Palm Beach(1) Palm Beach, FL	758,156
(1)Includes Tanger Outlets Palm Beach and TangerPlace Palm Beach.

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended March 31, 2025 and 2024:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	423	2,071	$37.83	14.3%	$5.76	3.39
2024	397	1,887	$39.38	13.6%	$6.90	3.43

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	471	2,334	$38.16		$12.76	4.00
2024	465	2,138	$39.55		$10.74	3.70
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

NET INCOME
Net income decreased approximately $3.3 million in the 2025 period to $20.0 million as compared to net income of $23.3 million for the 2024 period. Significant items impacting the comparability of the two periods include the following:

•impairment charge of $4.2 million related to our Howell, Michigan center which was subsequently sold in April 2025
•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates and the acquisition of our center in Little Rock, AR during the fourth quarter of 2024 and the Cleveland, OH center during the first quarter of 2025
•higher operating expenses, depreciation and amortization from the new centers
•higher interest expense due to the increased balance on our unsecured lines of credit that was used to partially fund our acquisitions and newly effective variable interest rate swaps in February 2024

In the tables below, information set forth for acquired properties includes our centers in Little Rock, AR and Cleveland, OH that were acquired in December 2024 and February 2025, respectively. Properties held for sale includes the center in Howell, MI that was classified as such for the March 31, 2025 reporting period and subsequently sold in April 2025.

RENTAL REVENUES
Rental revenues increased approximately $11.5 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2025	2024	Increase/(Decrease)
Rental revenues from existing properties	$121,927	$116,517	$5,410
Revenues from acquired properties and rental property held for sale	6,831	1,543	5,288
Straight-line rent adjustments	(418)	(511)	93
Lease termination fees	450	262	188
Amortization of above and below market rent adjustments, net	495	(2)	497
	$129,285	$117,809	$11,476

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased approximately $128,000 in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2025	2024	Increase/(Decrease)
Management and marketing	$873	$860	$13
Leasing and other fees	212	300	(88)
Expense reimbursements from unconsolidated joint ventures	1,322	1,119	203
	$2,407	$2,278	$128

OTHER REVENUES
Other revenues increased approximately $387,000 in the 2025 period as compared to the 2024 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2025	2024	Increase/(Decrease)
Other revenues from existing properties	$3,580	$3,227	$353
Other revenues from acquired properties and rental property held for sale	91	57	34
	$3,671	$3,284	$387

Other revenues from existing properties increased in the 2025 period due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $6.4 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2025	2024	Increase/(Decrease)
Property operating expenses from existing properties	$36,834	$32,845	$3,989
Property operating expenses from acquired properties and rental property held for sale	2,881	751	2,130
Expenses related to unconsolidated joint ventures	1,322	1,119	203
Other property operating expenses	783	750	33
	$41,820	$35,465	$6,355

Property operating expenses from existing properties increased due to higher snow removal costs in the first quarter of 2025 and a benefit from certain expense refunds in the first quarter of 2024.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased approximately $497,000 from $19.5 million to $19.0 million in the 2025 period compared to the 2024 period. In the 2024 period, we recorded executive separation amounts totaling $1.6 million. Exclusive of those adjustments, general and administrative expenses increased approximately $1.1 million due primarily to higher compensation costs and travel expenses.

IMPAIRMENT CHARGES
In February 2025, we entered into an agreement to sell the Howell, Michigan outlet center for $17.0 million. As part of our impairment evaluation procedures at quarter end, we subsequently recorded a $4.2 million impairment charge to lower the property’s carrying value to the estimated fair value based on the purchase agreement. The transaction to sell the property closed in April 2025. There were no impairment charges in the first quarter of 2024.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $3.3 million in the 2025 period compared to the 2024 period.

	2025	2024	Increase/(Decrease)
Depreciation and amortization from existing properties	$34,106	$33,410	$696
Depreciation and amortization from acquired properties and rental property held for sale	3,040	450	$2,590
	$37,146	$33,860	$3,286

The increase in depreciation and amortization from existing properties was primarily due to increased depreciation from recent renovation projects completed during 2024.

INTEREST EXPENSE
Interest expense increased approximately $1.4 million to $15.8 million in the 2025 period from $14.4 million in the 2024 period. The increase was primarily due to the $325.0 million of Daily SOFR interest rate swaps that we entered into throughout 2023 that became effective on February 1, 2024 at an average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024, which had an average fixed pay rate of 0.40%. In addition, we had outstanding balances averaging approximately $74.2 million on our lines of credit during the 2025 period compared to $30.8 million for the 2024 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $370,000 from $587,000 to $217,000 in the 2025 period compared to the 2024 period. The decrease is primarily related to higher expenses related to taxes related to our investment in our Canadian properties.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $117,000 from $2.5 million from $2.4 million in the 2025 period compared to the 2024 period.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, cash on hand and, if necessary from time to time, borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, investment and growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn, adversely affect the Company's ability to pay cash dividends to its shareholders. Risks are detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report.

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

ATM Offering Program

Under our ATM Offering program, which commenced in February 2021, and replaced with a new program in February 2025, we may offer and sell our common shares, having an aggregate gross sales price of up to $400.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. As of March 31, 2025, we had approximately $400.00 million remaining available for sale under our ATM Offering program. There were no sales of our common shares during the first quarters of 2025 or 2024.

Forward Sale Agreements

During 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. Shares can be settled at any time over the next 12-15 months from the time of issuance, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Share Repurchase Program

In May 2023, the Board authorized the repurchase of up to $100.0 million of the Company’s outstanding shares through May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any shares for the three months ended March 31, 2025 or 2024. The remaining amount of common shares authorized to be repurchased under the program as of March 31, 2025 was approximately $100 million.

Dividends

In January 2025, the Board declared a $0.275 cash dividend per common share payable on February 14, 2025 to each shareholder of record on January 31, 2025, and in its capacity as General Partner of the Operating Partnership, authorized a $0.275 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In April 2025, the Board declared a $0.2925 cash dividend per common share payable on May 15, 2025 to each shareholder of record on April 30, 2025, and in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Our ability to access capital on favorable terms could be affected by various risks and uncertainties, including, but not limited to, macroeconomic conditions, including rising interest rates and inflation, international trade relations and trade policy, including those related to tariffs, geopolitical conflict and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report.

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Capital expenditures analysis:
New developments and expansions (1)	$1,942	$9,755	$(7,813)
Renovations (2)	314	2,600	(2,286)
Second generation tenant allowances	3,439	4,283	(844)
Other capital expenditures	2,733	2,757	(24)
	8,428	19,395	(10,967)
Conversion from accrual to cash basis	1,872	5,421	(3,549)
Additions to rental property-cash basis	$10,300	$24,816	$(14,516)
(1)The decrease in new center developments and expansions was primarily due to development costs at our site in Nashville, TN and other projects in the prior year.
(2)The decrease in renovations is due to timing of renovation projects in the current year as compared to the prior year.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of March 31, 2025, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the three months ended March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of March 31, 2025.

Future Debt Obligations
As described further in Note 7 of the notes to the consolidated financial statements, as of March 31, 2025, scheduled maturities of our existing long-term debt for the remainder 2025 and for 2026, 2027, 2028 and 2029 are $1.1 million, $407.4 million, $625.0 million, $139.0 million and $0.0 million, respectively. As of March 31, 2025, scheduled maturities after 2028 aggregate to $400.0 million.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2025, these interest obligations total approximately $59.3 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$41,578	$30,908	$10,670
Net cash used in investing activities	(175,697)	(26,299)	(149,398)
Net cash provided by (used in) financing activities	97,615	(9,336)	106,951
Effect of foreign currency rate changes on cash and equivalents	(191)	(87)	(104)
Net decrease in cash and cash equivalents	$(36,695)	$(4,814)	$(31,881)

Operating Activities
Net cash provided by operating activities increased period over period primarily due to an increase in rental revenues at existing centers, changes in working capital and our acquisition of Little Rock, AR and Cleveland, OH that were acquired in late 2024 and early 2025, respectively.

Investing Activities
The increase in net cash used in investing activities was primarily due to the acquisition of our center in Cleveland, OH in the first quarter of 2025.

Financing Activities
Net cash provided by financing activities increased period over period primarily due to borrowings on our unsecured lines of credit to fund the acquisition of our center in Cleveland, OH.

Financing Arrangements

As of March 31, 2025, unsecured borrowings represented 96% of our outstanding debt and 97% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit and our term loan.

As of March 31, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million The unsecured lines of credit as of March 31, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line, less our balance of $139.0 million. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the current macroeconomic environment, including but not limited to international trade relations and trade policy, including those related to tariffs, rising interest rates and inflation, and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our $350.0 million senior notes due September 2026.

Equity Offerings under the ATM Offering Program
As of March 31, 2025, we have a remaining authorization of $400.0 million of common shares under the ATM Offering program. We did not sell any shares during the first quarter of 2025 or during the first quarter of 2024.

Our ATM Offering program also provides that we may sell common shares through forward sale contracts. Actual sales under the ATM Offering program will depend on a variety of factors including market conditions, the trading price of our common shares, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

In the fourth quarter of 2024, we issued 1.9 million forward shares for an estimated gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. Shares can be settled at any time over the next 12-15 months from the time of issuance, unless otherwise extended.

Forward Starting Interest Rate Derivatives
In April 2025, we entered into forward starting interest rate swap agreements totaling $75.0 million that become effective on February 1, 2026 and expire on April 1, 2028, addressing $75.0 million of existing swaps that expire on February 1, 2026. Collectively, the forward-starting swaps fix the Adjusted SOFR base rate at a weighted average of 3.3% compared to 3.5% for those existing swaps.

Consolidated Real Estate Joint Ventures
In April 2025, the Southaven, Mississippi consolidated joint venture refinanced its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at Adjusted SOFR + 2.0%.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at March 31, 2025 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of March 31, 2025, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	38%
Total Secured Debt to Adjusted Total Assets	< 40%	2%
Total Unencumbered Assets to Unsecured Debt	> 150%	260%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.5	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	36%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	4%
EBITDA to Fixed Charges	> 1.5 x	4.4	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	32%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.5	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of March 31, 2025 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Maturity Date with Option	Interest Rate	Percent Guaranteed by the Operating Partnership	Maximum Guaranteed Amount by the Company
Charlotte	50%	$97.3	July 2028	—	4.27%	—%	$—
Columbus	50%	71.0	October 2032	—	6.25%	—%	—
Galveston/Houston	50%	58.0	June 2026	June 2028	SOFR + 3.00%	17.2%	10.0
National Harbor	50%	91.7	January 2030	—	4.63%	—%	—
Debt origination costs		(1.5)
	50%	$316.5					$10.0

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 20 to the consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2025	2024
Net income	$19,999	$23,306
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	35,978	33,052
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,860	2,540
Impairment charge - consolidated	4,249	—
FFO	63,086	58,898
FFO attributable to noncontrolling interests in other consolidated partnerships	—	80
Allocation of earnings to participating securities	(356)	(418)
FFO available to common shareholders (1)	$62,730	$58,560
As further adjusted for:
Executive departure-related adjustments (2)	—	1,554
Impact of above adjustment to the allocation of earnings to participating securities	—	(10)
Core FFO available to common shareholders (1)	$62,730	$60,104
FFO available to common shareholders per share - diluted (1)	$0.53	$0.51
Core FFO available to common shareholders per share - diluted (1)	$0.53	$0.52

Weighted Average Shares:
Basic weighted average common shares	112,396	108,369
Effect of dilutive securities:
Equity awards	1,557	1,654
Diluted weighted average common shares (for earnings per share computations)	113,953	110,023
Exchangeable operating partnership units	4,676	4,708
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	118,629	114,731
(1)Assumes the Class A common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.
(2)For the 2024 period, represents executive severance costs.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2025	2024
Net income	$19,999	$23,306
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(2,399)	(2,516)
Interest expense	15,772	14,353
Other (income) expense	(217)	(587)
Impairment charge	4,249	—
Depreciation and amortization	37,146	33,860
Other non-property income	(40)	(395)
Corporate general and administrative expenses	19,016	19,489
Non-cash adjustments (1)	6	609
Lease termination fees	(450)	(262)
Portfolio NOI - Consolidated	93,082	87,857
Non-same center NOI - Consolidated	(4,037)	(846)
Same Center NOI - Consolidated (2)	$89,045	$87,011
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Centers excluded from Same Center NOI Cash Basis:

Center	Date	Event
Little Rock	December 2024	Acquired
Cleveland	February 2025	Acquired
Howell	March 2025	Held for Sale

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2025	2024
Net income	$19,999	$23,306
Adjusted to exclude:
Interest expense, net	15,496	14,151
Income tax expense (benefit)	94	(335)
Depreciation and amortization	37,146	33,860
Impairment charge - consolidated	4,249	—
Compensation-related adjustments (1)	—	1,554
Adjusted EBITDA	$76,984	$72,536

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended
	March 31,
	2025	2024
Net income	$19,999	$23,306
Adjusted to exclude:
Interest expense, net	15,496	14,151
Income tax expense (benefit)	94	(335)
Depreciation and amortization	37,146	33,860
Impairment charge - consolidated	4,249	—
Pro-rata share of interest expense, net - unconsolidated joint ventures	2,134	2,169
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,860	2,540
EBITDAre	$81,978	$75,691
Compensation-related adjustments (1)	—	1,554
Adjusted EBITDAre	$81,978	$77,245
(1)For the 2024 period, represents executive severance costs.

ECONOMIC CONDITIONS AND OUTLOOK

We are closely monitoring the impact of the overall macroeconomic environment on all aspects of our business and geographies, including how it will impact our tenants and business partners, along with continuing to monitor retail challenges such as supply chain and labor issues, inflationary pressures, rising interest rates, international trade relations and trade policy, including those related to tariffs. While we believe many of these retailers are proactively navigating this situation, the ultimate impact of interest rates, inflation, labor and supply chain issues and overall macroeconomic environment is unknown.

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2025, approximately 2.7 million square feet, or 20% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of April 30, 2025, we had lease renewals executed or in process for 56.7% of the space scheduled to expire during 2025 compared to 46.6% of the space scheduled to expire during 2024 that was executed or in process as of April 30, 2024.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of March 31, 2025, no one tenant (including affiliates) accounted for more than 7% of our aggregate square feet or 6% of our aggregate rental revenues. Additionally, no individual brand represents more than 3% of total annualized base rent.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 95.8% and 96.6% as of March 31, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2025 we have interest rate swap agreements in effect to fix the interest rates on outstanding debt with notional amounts totaling $325.0 million. Over the course of 2023, we entered into these interest rate swap agreements that became effective on February 1, 2024 to replace $300.0 million of expiring interest rate swaps, which had an average fixed pay rate of 0.40%, as part of our interest rate risk management strategy. The current derivatives have an average fixed pay rate of 3.90% and end at various dates between February 1, 2026 and January 1, 2027. See Note 8 to the consolidated financial statements for additional details related to our outstanding derivatives.

In April 2025, we entered into forward starting interest rate swap agreements totaling $75.0 million that become effective on February 1, 2026 and expire on April 1, 2028, addressing $75 million of existing swaps that expire on February 1, 2026. Collectively, the forward-starting swaps fix the Adjusted SOFR base rate at a weighted average of 3.3% compared to 3.5% for those existing swaps.

As of March 31, 2025, 12% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $1.9 million in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of March 31, 2025, we had a $139.0 million balance on our unsecured line of credit. Upgrades to our credit ratings could provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2025	December 31, 2024
Fair value of debt	$1,502,285	$1,348,831
Recorded value of debt	$1,563,090	$1,423,759

A 100 basis point increase from prevailing interest rates at March 31, 2025 and December 31, 2024 would result in a decrease in fair value of total consolidated debt of approximately $31.1 million and $34.5 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2025, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2024.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect our performance.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products offered by current and future tenants, decrease consumer income and spending, and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

Additionally, political leaders in certain European nations have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

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

On March 6, 2024, the SEC adopted final rules to enhance and standardize climate-related and ESG-related disclosures by public companies and in public offerings. The final rules, set forth in Release No. 33-11275, would add extensive and prescriptive disclosure items requiring companies, including foreign private issuers, to disclose climate-related risks and certain emissions. In addition, the final rules would require the inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. These rules were challenged in federal court and in April 2024, the SEC announced that it would voluntarily stay the effectiveness of the rules pending judicial review. On March 27, 2025, the SEC determined to end its defense of the rules in the ongoing litigation. It is unclear if the rules will be enforced or repealed. Costs of compliance with these new rules may be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position.

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

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares during the three months ended March 31, 2025. The remaining amount authorized to be repurchased under the program as of March 31, 2025 was approximately $100.0 million of common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2025 to January 31, 2025	—	$—	—	$100.0
February 1, 2025 to February 28, 2025	—	—	—	100.0
March 1, 2025 to March 31, 2025	—	—	—	100.0
Total	—	$—	—	$100.0

For certain restricted common shares that vested during the three months ended March 31, 2025, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 211,605 for the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6. Exhibits

Exhibit Number	Exhibit Descriptions

10.1	ATM Equity OfferingSM Sales Agreement dated February 24, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s and Operating Partnership’s Current Report on Form 8-K dated February 24, 2025)
31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 2, 2025

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