Form 10-Q
period 2025-06-30
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2025-08-06
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, there were 113,174,006 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2025 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2025, the Company and its wholly owned subsidiaries owned 113,174,006 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Rental property:
Land	$332,010	$311,355
Buildings, improvements and fixtures	3,187,548	3,089,239
Construction in progress	11,662	7,453
	3,531,220	3,408,047
Accumulated depreciation	(1,453,947)	(1,428,017)
Total rental property, net	2,077,273	1,980,030
Cash and cash equivalents	9,741	46,992
Investments in unconsolidated joint ventures	66,671	65,665
Deferred lease costs and other intangibles, net	100,155	85,028
Operating lease right-of-use assets	75,421	76,099
Prepaids and other assets	122,987	127,369
Total assets	$2,452,248	$2,381,183
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,042,656	$1,041,710
Unsecured term loan, net	323,617	323,182
Mortgages payable, net	67,658	58,867
Unsecured lines of credit	92,000	—
Total debt	1,525,931	1,423,759
Accounts payable and accrued expenses	86,506	107,775
Operating lease liabilities	83,777	84,499
Other liabilities	94,692	85,476
Total liabilities	1,790,906	1,701,509
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 113,174,006 and 112,738,633 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,132	1,127
Paid in capital	1,190,344	1,190,746
Accumulated distributions in excess of net income	(527,896)	(511,816)
Accumulated other comprehensive loss	(28,408)	(27,687)
Equity attributable to Tanger Inc.	635,172	652,370
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	26,170	27,304
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	661,342	679,674
Total liabilities and equity	$2,452,248	$2,381,183
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$133,435	$122,319	$262,720	$240,128
Management, leasing and other services	2,238	2,332	4,645	4,610
Other revenue	5,021	4,305	8,692	7,589
Total revenues	140,694	128,956	276,057	252,327
Expenses:
Property operating	40,373	37,549	82,193	73,014
General and administrative	18,992	18,813	37,985	38,303
Impairment charge	—	—	4,249	—
Depreciation and amortization	36,608	34,174	73,754	68,034
Total expenses	95,973	90,536	198,181	179,351
Other income (expense):
Interest expense	(16,399)	(15,700)	(32,171)	(30,053)
Other income (expense)	(26)	220	191	807
Total other income (expense)	(16,425)	(15,480)	(31,980)	(29,246)
Income before equity in earnings of unconsolidated joint ventures	28,296	22,940	45,896	43,730
Equity in earnings of unconsolidated joint ventures	3,034	2,975	5,433	5,491
Net income	31,330	25,915	51,329	49,221
Noncontrolling interests in Operating Partnership	(1,244)	(1,075)	(2,042)	(2,048)
Noncontrolling interests in other consolidated partnerships	—	—	—	80
Net income attributable to Tanger Inc.	$30,086	$24,840	$49,287	$47,253

Basic earnings per common share:
Net income	$0.27	$0.23	$0.43	$0.43
Diluted earnings per common share:
Net income	$0.26	$0.22	$0.43	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$31,330	$25,915	$51,329	$49,221
Other comprehensive income (loss):
Foreign currency translation adjustments	1,982	(40)	1,348	(914)
Change in fair value of cash flow hedges	(850)	680	(2,098)	3,889
Other comprehensive income (loss)	1,132	640	(750)	2,975
Comprehensive income	32,462	26,555	50,579	52,196
Comprehensive income (loss) attributable to noncontrolling interests	(1,289)	(1,102)	(2,013)	(2,171)
Comprehensive income attributable to Tanger Inc.	$31,173	$25,453	$48,566	$50,025
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2024	$1,094	$1,073,313	$(497,330)	$(21,280)	$555,797	$23,926	$—	$579,723
Net income	—	—	24,840	—	24,840	1,075	—	25,915
Other comprehensive income	—	—	—	613	613	27	—	640
Compensation under Incentive Award Plan	—	2,687	—	—	2,687	—	—	2,687
Issuance of 900 common shares upon exercise of options	—	95	—	—	95	—	—	95
Forfeiture of 13,816 restricted common share awards	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership	—	(193)	—	—	(193)	193	—	—
Common dividends ($0.275 per share)	—	—	(30,099)	—	(30,099)	—	—	(30,099)
Distributions to noncontrolling interests	—	—	—	—	—	(1,381)	—	(1,381)
Balance, June 30, 2024	$1,094	$1,075,902	$(502,589)	$(20,667)	$553,740	$23,840	$—	$577,580

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	47,253	—	47,253	2,048	(80)	49,221
Other comprehensive income	—	—	—	2,852	2,852	123	—	2,975
Compensation under Incentive Award Plan	—	6,258	—	—	6,258	—	—	6,258
Issuance of 25,000 common shares upon exercise of options	—	533	—	—	533	—	—	533
Grant of 774,715 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 375,899 common shares for employee income taxes	(3)	(10,521)	—	—	(10,524)	—	—	(10,524)
Contributions from noncontrolling interests	—	—	—	—	—	—	80	80
Acquisition of noncontrolling interest in other consolidated partnership	—	254	—	—	254	(254)	—	—
Common dividends ($0.535 per share)	—	—	(59,671)	—	(59,671)	—	—	(59,671)
Distributions to noncontrolling interests	—	—	—	—	—	(2,605)	—	(2,605)
Balance, June 30, 2024	$1,094	$1,075,902	$(502,589)	$(20,667)	$553,740	$23,840	$—	$577,580

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2025	$1,132	$1,187,104	$(524,846)	$(29,495)	$633,895	$26,118	$—	$660,013
Net income	—	—	30,086	—	30,086	1,244	—	31,330
Other comprehensive income	—	—	—	1,087	1,087	45	—	1,132
Compensation under Incentive Award Plan	—	3,373	—	—	3,373	—	—	3,373
Issuance of 800 common shares upon exercise of options	—	5	—	—	5	—	—	5
Adjustment for noncontrolling interests in Operating Partnership	—	(138)	—	—	(138)	138	—	—
Common dividends ($0.2925 per share)	—	—	(33,136)	—	(33,136)	—	—	(33,136)
Distributions to noncontrolling interests	—	—	—	—	—	(1,375)	—	(1,375)
Balance, June 30, 2025	$1,132	$1,190,344	$(527,896)	$(28,408)	$635,172	$26,170	$—	$661,342

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	$1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	49,287	—	49,287	2,042	—	51,329
Other comprehensive loss	—	—	—	(721)	(721)	(29)	—	(750)
Compensation under Incentive Award Plan	—	6,332	—	—	6,332	—	—	6,332
Issuance of 6,000 common shares upon exercise of options	—	43	—	—	43	—	—	43
Grant of 595,924 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 211,605 common shares for employee income taxes	(2)	(7,259)	—	—	(7,261)	—	—	(7,261)
Adjustment for noncontrolling interests in other consolidated partnerships	—	490	—	—	490	(490)	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.5675 per share)	—	—	(65,368)	—	(65,368)	—	—	(65,368)
Distributions to noncontrolling interests	—	—	—	—	—	(2,657)	—	(2,657)
Balance, June 30, 2025	$1,132	$1,190,344	$(527,896)	$(28,408)	$635,172	$26,170	$—	$661,342
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$51,329	$49,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,754	68,034
Impairment charge	4,249	—
Amortization of deferred financing costs	1,861	1,695
Equity in earnings of unconsolidated joint ventures	(5,433)	(5,491)
Equity-based compensation expense	6,213	6,105
Amortization of debt discounts, net	413	357
Amortization (accretion) of market rent rate adjustments, net	(263)	228
Straight-line rent adjustments	(294)	12
Distributions of cumulative earnings from unconsolidated joint ventures	6,613	3,577
Changes in other assets and liabilities:
Other assets	(4,062)	2,945
Accounts payable and accrued expenses	(10,936)	(22,822)
Net cash provided by operating activities	123,444	103,861
INVESTING ACTIVITIES
Additions to rental property	(27,595)	(49,091)
Net proceeds from sale of real estate assets	16,634	—
Acquisition of real estate assets	(166,596)	—
Proceeds from short-term investments	—	6,981
Additions to non-real estate assets	(3,077)	(5,738)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,266	1,617
Additions to deferred lease costs	(2,524)	(1,191)
Payments for other investing activities	(7,678)	(2,774)
Proceeds from other investing activities	3,039	2,557
Net cash used in investing activities	(185,531)	(47,639)
FINANCING ACTIVITIES
Cash dividends paid	(65,368)	(59,671)
Distributions to noncontrolling interests in Operating Partnership	(2,657)	(2,605)
Proceeds from revolving credit facility	205,000	219,000
Repayments of revolving credit facility	(113,000)	(197,000)
Proceeds from notes, mortgages and loans	10,000	—
Repayments of notes, mortgages and loans	(738)	(2,519)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,261)	(10,524)
Additions to deferred financing costs	(544)	(6,876)
Proceeds from exercise of options	43	533
Payment for other financing activities	(574)	(574)
Contributions from noncontrolling interests in other consolidated partnerships	—	80
Net cash provided by (used in) financing activities	24,901	(60,156)
Effect of foreign currency rate changes on cash and cash equivalents	(65)	216
Net decrease in cash and cash equivalents	(37,251)	(3,718)
Cash and cash equivalents, beginning of period	46,992	12,778
Cash and cash equivalents, end of period	$9,741	$9,060
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Rental property:
Land	$332,010	$311,355
Buildings, improvements and fixtures	3,187,548	3,089,239
Construction in progress	11,662	7,453
	3,531,220	3,408,047
Accumulated depreciation	(1,453,947)	(1,428,017)
Total rental property, net	2,077,273	1,980,030
Cash and cash equivalents	9,307	46,700
Investments in unconsolidated joint ventures	66,671	65,665
Deferred lease costs and other intangibles, net	100,155	85,028
Operating lease right-of-use assets	75,421	76,099
Prepaids and other assets	123,132	126,852
Total assets	$2,451,959	$2,380,374
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,042,656	$1,041,710
Unsecured term loan, net	323,617	323,182
Mortgages payable, net	67,658	58,867
Unsecured lines of credit	92,000	—
Total debt	1,525,931	1,423,759
Accounts payable and accrued expenses	86,217	106,966
Operating lease liabilities	83,777	84,499
Other liabilities	94,692	85,476
Total liabilities	1,790,617	1,700,700
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,250,000 and 1,250,000 units outstanding at June 30, 2025 and December 31, 2024, respectively	8,925	9,094
Limited partners, 4,662,904 and 4,707,958 Class A common units, and 111,924,006 and 111,488,633 Class B common units outstanding at June 30, 2025 and December 31, 2024, respectively	682,297	699,711
Accumulated other comprehensive loss	(29,880)	(29,131)
Total partners’ equity	661,342	679,674
Noncontrolling interests in consolidated partnerships	—	—
Total equity	661,342	679,674
Total liabilities and equity	$2,451,959	$2,380,374
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$133,435	$122,319	$262,720	$240,128
Management, leasing and other services	2,238	2,332	4,645	4,610
Other revenue	5,021	4,305	8,692	7,589
Total revenues	140,694	128,956	276,057	252,327
Expenses:
Property operating	40,373	37,549	82,193	73,014
General and administrative	18,992	18,813	37,985	38,303
Impairment charge	—	—	4,249	—
Depreciation and amortization	36,608	34,174	73,754	68,034
Total expenses	95,973	90,536	198,181	179,351
Other income (expense):
Interest expense	(16,399)	(15,700)	(32,171)	(30,053)
Other income (expense)	(26)	220	191	807
Total other income (expense)	(16,425)	(15,480)	(31,980)	(29,246)
Income before equity in earnings of unconsolidated joint ventures	28,296	22,940	45,896	43,730
Equity in earnings of unconsolidated joint ventures	3,034	2,975	5,433	5,491
Net income	31,330	25,915	51,329	49,221
Noncontrolling interests in consolidated partnerships	—	—	—	80
Net income available to partners	31,330	25,915	51,329	49,301
Net income available to limited partners	31,001	25,656	50,788	48,806
Net income available to general partner	$329	$259	$541	$495

Basic earnings per common unit:
Net income	$0.27	$0.23	$0.43	$0.43
Diluted earnings per common unit:
Net income	$0.26	$0.22	$0.43	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$31,330	$25,915	$51,329	$49,221
Other comprehensive income (loss):
Foreign currency translation adjustments	1,982	(40)	1,348	(914)
Changes in fair value of cash flow hedges	(850)	680	(2,098)	3,889
Other comprehensive income (loss)	1,132	640	(750)	2,975
Comprehensive income	32,462	26,555	50,579	52,196
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	—	80
Comprehensive income attributable to the Operating Partnership	$32,462	$26,555	$50,579	$52,276
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2024	$5,713	$596,468	$(22,458)	$579,723	$—	$579,723
Net income	259	25,656	—	25,915	—	25,915
Other comprehensive income	—	—	640	640	—	640
Compensation under Incentive Award Plan	—	2,687	—	2,687	—	2,687
Issuance of 900 common units upon exercise of options	—	95	—	95	—	95
Forfeiture of 13,816 restricted common share awards	—	—	—	—	—	—
Common distributions ($0.275 per unit)	(316)	(31,164)	—	(31,480)		(31,480)
Balance, June 30, 2024	$5,656	$593,742	$(21,818)	$577,580	$—	$577,580

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2023	5,776	610,330	(24,793)	591,313	—	591,313
Net income	495	48,806	—	49,301	(80)	49,221
Other comprehensive income	—	—	2,975	2,975	—	2,975
Compensation under Incentive Award Plan	—	6,258	—	6,258	—	6,258
Issuance of 25,000 common units upon exercise of options	—	533	—	533	—	533
Grant of 774,715 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 136,469 deferred units	—	—	—	—	—	—
Withholding of 375,899 common units for employee income taxes	—	(10,524)	—	(10,524)	—	(10,524)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	80	80
Common distributions ($0.535 per unit)	(615)	(61,661)	—	(62,276)		(62,276)
Balance, June 30, 2024	$5,656	$593,742	$(21,818)	$577,580	$—	$577,580

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2025	$8,962	$682,063	$(31,012)	$660,013	$—	$660,013
Net income	329	31,001	—	31,330	—	31,330
Other comprehensive income	—	—	1,132	1,132	—	1,132
Compensation under Incentive Award Plan	—	3,373	—	3,373	—	3,373
Issuance of 800 common units upon exercise of options	—	5	—	5	—	5
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	—	—
Common distributions ($0.2925 per unit)	(366)	(34,145)	—	(34,511)	—	(34,511)
Balance, June 30, 2025	$8,925	$682,297	$(29,880)	$661,342	$—	$661,342

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2024	$9,094	$699,710	$(29,130)	$679,674	$—	$679,674
Net income	541	50,788	—	51,329	—	51,329
Other comprehensive loss	—	—	(750)	(750)	—	(750)
Compensation under Incentive Award Plan	—	6,332	—	6,332	—	6,332
Issuance of 6,000 common units upon exercise of options	—	43	—	43	—	43
Grant of 595,924 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 211,605 common units for employee income taxes	—	(7,261)	—	(7,261)	—	(7,261)
Common distributions ($0.5675 per unit)	(710)	(67,315)	—	(68,025)	—	(68,025)
Balance, June 30, 2025	$8,925	$682,297	$(29,880)	$661,342	$—	$661,342

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$51,329	$49,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,754	68,034
Impairment charge	4,249	—
Amortization of deferred financing costs	1,861	1,695
Equity in earnings of unconsolidated joint ventures	(5,433)	(5,491)
Equity-based compensation expense	6,213	6,105
Amortization of debt discounts, net	413	357
Amortization (accretion) of market rent rate adjustments, net	(263)	228
Straight-line rent adjustments	(294)	12
Distributions of cumulative earnings from unconsolidated joint ventures	6,613	3,577
Changes in other assets and liabilities:
Other assets	(4,284)	2,562
Accounts payable and accrued expenses	(10,856)	(22,283)
Net cash provided by operating activities	123,302	104,017
INVESTING ACTIVITIES
Additions to rental property	(27,595)	(49,091)
Acquisitions of real estate assets	(166,596)	—
Net proceeds from sale of assets	16,634	—
Proceeds from short-term investments	—	6,981
Additions to non-real estate assets	(3,077)	(5,738)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,266	1,617
Additions to deferred lease costs	(2,524)	(1,191)
Payments for other investing activities	(7,678)	(2,774)
Proceeds from other investing activities	3,039	2,557
Net cash used in investing activities	(185,531)	(47,639)
FINANCING ACTIVITIES
Cash distributions paid	(68,025)	(62,276)
Proceeds from revolving credit facility	205,000	219,000
Repayments of revolving credit facility	(113,000)	(197,000)
Proceeds from notes, mortgages and loans	10,000	—
Repayments of notes, mortgages and loans	(738)	(2,519)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,261)	(10,524)
Additions to deferred financing costs	(544)	(6,876)
Proceeds from exercise of options	43	533
Payment for other financing activities	(574)	(574)
Contributions from noncontrolling interests in other consolidated partnerships	—	80
Net cash provided by (used in) financing activities	24,901	(60,156)
Effect of foreign currency on cash and cash equivalents	(65)	216
Net decrease in cash and cash equivalents	(37,393)	(3,562)
Cash and cash equivalents, beginning of period	46,700	12,572
Cash and cash equivalents, end of period	$9,307	$9,010
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air shopping centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of June 30, 2025, we owned and operated 30 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 13.3 million square feet, which were 96.5% occupied and contained over 2,500 stores representing approximately 700 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. The portfolio also includes one managed center, totaling approximately 457,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership. As of June 30, 2025, the Company and its wholly-owned subsidiaries owned 113,174,006 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

In February 2025, we entered into the Third Amended and Restated Limited Partnership Agreement, providing for the creation of long-term incentive plan units (“LTIP units”), entitled to the same non-liquidating distributions and allocations of profits and losses as the Class A Units on a per unit basis.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $49.2 million as of June 30, 2025.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above-described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $58.3 million, and the estimated potential disposition proceeds of the sale of the center, $68.9 million (in aggregate totaling $127.2 million) exceeds the carrying value of $104.4 million by $22.9 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

In April 2025, we sold the center in Howell, Michigan for $17.0 million. As part of our quarterly impairment evaluation procedures, we recorded a $4.2 million impairment charge in the first quarter of 2025 to lower the property’s carrying value to the estimated fair value based on the purchase agreement.

3. Rental Property Acquisitions

2025 Acquisitions

Cleveland, Ohio

In February 2025, we purchased Pinecrest in Cleveland, Ohio, a 640,000-square-foot open-air, grocery-anchored, mixed-use center, for $167.0 million using cash on hand and available liquidity. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $905,000 in transaction costs once the acquisition was deemed probable.

The assets acquired were recorded at relative fair value as determined by management, with the assistance of third- party valuation specialists, based on information available at the acquisition dates and on current assumptions as to future operations (See Note 2). The consideration transferred to complete this rental property acquisition and the purchase price allocation amongst the identifiable assets acquired and liabilities assumed was as follows:

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

4.    Disposition of Property

In April 2025, we sold the center in Howell, Michigan for $17.0 million. As part of our quarterly impairment evaluation procedures, we recorded a $4.2 million impairment charge in the first quarter of 2025 to lower the property’s carrying value to the estimated fair value based on the purchase agreement.

The following table sets forth the property sold during the six moths ended June 30, 2025 (in thousands):

Property	Location	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
Howell	Howell, MI	April 2025	314	$16,628	—

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2025
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$66.7	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.5)	$96.7
National Harbor(2)	National Harbor, MD	50.0%	341	(12.8)	91.0
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.6)	59.2
Columbus(2)	Columbus, OH	50.0%	355	(5.8)	70.5
		50.0%	1,448	$(53.7)	$317.4

As of December 31, 2024
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$65.7	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.3)	$97.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.1)	91.8
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.3)	57.4
Columbus(2)	Columbus, OH	50.0%	355	(5.0)	70.4
		50.0%	1,448	$(50.7)	$317.2
(1)Net of debt origination costs of $1.8 million as of June 30, 2025 and $1.6 million as of December 31, 2024.
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

Galveston Outlets LLC
In June 2025, the Galveston/Houston joint venture refinanced its mortgage loan to extend the maturity from June 2026 to June 2030, which included an increase in principal balance from $58.0 million to $60.0 million, and reduced the interest rate from the Daily Secured Overnight Financing Rate (“Daily SOFR”) + 3.0% to Daily SOFR + 1.65%. In conjunction with this refinancing, the joint venture entered into a $60.0 million interest rate swap that fixes Daily SOFR at 3.4% until June 2029.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Fee:
Management and marketing	$576	$571	$1,139	$1,128
Leasing and other fees	45	107	134	212
Expense reimbursements from unconsolidated joint ventures	1,219	1,189	2,541	2,308
Total Fees	$1,840	$1,867	$3,814	$3,648

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $2.6 million and $2.4 million as of June 30, 2025 and December 31, 2024, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Land	$79,815	$79,920
Buildings, improvements and fixtures	470,567	459,148
Construction in progress	1,062	1,051
	551,444	540,119
Accumulated depreciation	(226,991)	(214,826)
Total rental property, net	324,453	325,293
Cash and cash equivalents	13,682	17,480
Deferred lease costs and other intangibles, net	2,341	1,841
Prepaids and other assets	10,493	10,137
Total assets	$350,969	$354,751
Liabilities and Owners’ Equity
Mortgages payable, net	$317,317	$317,191
Accounts payable and other liabilities	13,610	14,670
Total liabilities	330,927	331,861
Owners’ equity	20,042	22,890
Total liabilities and owners’ equity	$350,969	$354,751

	Three months ended		Six months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$24,568	$23,206	$48,212	$45,702
Expenses:
Property operating	9,050	8,876	17,997	16,868
General and administrative	20	14	20	130
Depreciation and amortization	4,594	3,941	10,284	9,021
Total expenses	13,664	12,831	28,301	26,019
Other income (expense):
Interest expense	(4,921)	(4,548)	(9,352)	(9,088)
Other income	97	118	259	382
Total other expense	(4,824)	(4,430)	(9,093)	(8,706)
Net income	$6,080	$5,945	$10,818	$10,977
The Company and Operating Partnership’s share of:
Net income	$3,034	$2,975	$5,433	$5,491
Depreciation and amortization (real estate related)	$2,306	$2,060	$5,166	$4,600

6. Debt Guaranteed by the Company

All of the Company’s debt is incurred by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $528.0 million remains available as of June 30, 2025. The Company also guarantees the Operating Partnership’s $325.0 million unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2025	December 31, 2024
Unsecured lines of credit	$92,000	$—
Unsecured term loan	$325,000	$325,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						June 30, 2025		December 31, 2024
	Stated Interest Rate(s)			Maturity Date	Maturity Date With Extension Option	Principal	Book Value(1)	Principal	Book Value(1)
Senior, unsecured notes:
Senior notes	3.125%			September 2026		$350,000	$349,338	$350,000	$349,045
Senior notes	3.875%			July 2027		300,000	299,162	300,000	298,956
Senior notes	2.750%			September 2031		400,000	394,156	400,000	393,710

Unsecured term loan (2)	Adj SOFR	+	0.94%	January 2027	January 2028	325,000	323,617	325,000	323,182

Mortgages payable:
Atlantic City (3) (4)	6.44%			December 2026		6,468	6,565	7,206	7,341
Southaven (2) (5)	Adj SOFR	+	2.00%	April 2030		61,700	61,093	51,700	51,525

Unsecured lines of credit	Adj SOFR	+	0.85%	April 2028	April 2029	92,000	92,000	—	—
Total						$1,535,168	$1,525,931	$1,433,906	$1,423,759
(1)Includes premiums, discounts and unamortized debt origination costs. These costs were $9.2 million and $10.1 million as of June 30, 2025 and December 31, 2024, respectively. This excludes $6.6 million and $7.4 million of unamortized debt origination costs related to the unsecured lines of credit at June 30, 2025 and December 31, 2024, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(2)We have entered into various interest rate swap agreements to effectively fix variable interest costs (see Note 8).
(3)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%.
(4)Principal and interest due monthly with remaining principal due at maturity.
(5)The Operating Partnership provides a 10% guarantee of this mortgage, which is held at a joint venture that is consolidated for financial reporting purposes.

In April 2025, the Southaven, Mississippi consolidated joint venture amended its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) + 2.0%.

Certain of our properties, which had a net book value of approximately $123.6 million at June 30, 2025, serve as collateral for mortgages payable. As of June 30, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million which had $92.0 million borrowed. The unsecured lines of credit as of June 30, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of June 30, 2025, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of June 30, 2025 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2025	$763
2026	355,705
2027 (1)	625,000
2028 (1)	92,000
2029	—
Thereafter	461,700
Subtotal	1,535,168
Net discount and debt origination costs	(9,237)
Total	$1,525,931
(1)Excludes one year extension options on our $325.0 million unsecured term loan which matures in 2027 and our $620.0 million unsecured lines of credit which has $92.0 million outstanding at June 30, 2025 which matures in 2028. With extension options, these debt maturities would mature in 2028 and 2029, respectively.

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

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2025	December 31, 2024
Assets (Liabilities)(1):
Current Derivatives
February 1, 2024	February 1, 2026	75,000	Daily SOFR	3.5%	$275	$510
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	38	364
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	(1,515)	(554)
May 1, 2025	April 24, 2029	61,700	Daily SOFR	3.5%	(367)	—
Total		$386,700		3.8%	$(1,569)	$320

Forward Starting Derivatives
February 1, 2026	April 1, 2028	75,000	Daily SOFR	3.3%	(225)	—
August 1, 2026	October 1, 2027	40,000	Daily SOFR	3.1%	(31)	—
Total		$115,000		3.2%	$(256)	$—
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$(850)	$680	$(2,098)	$3,889

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2025:
Assets:
Interest rate swaps (prepaids and other assets)	$558	—	$558	$—
Total assets	$558	$—	$558	$—

Liabilities:
Interest rate swaps (other liabilities)	$(2,383)	$—	$(2,383)	$—
Total liabilities	$(2,383)	$—	$(2,383)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2024:
Asset:
Interest rate swaps (prepaids and other assets)	$1,288	$—	$1,288	$—
Total assets	$1,288	$—	$1,288	$—

Liabilities:
Interest rate swaps (other liabilities)	$(968)	$—	$(968)	$—
Total liabilities	$(968)	$—	$(968)	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2025	December 31, 2024
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	985,611	961,783
Level 3 Significant Unobservable Inputs	485,280	387,048
Total fair value of debt	$1,470,891	$1,348,831

Recorded value of debt	$1,525,931	$1,423,759

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

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, which commenced in February 2021, and replaced with a new program in February 2025, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $400 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering Program for working capital and general corporate expenses. As of June 30, 2025, we had approximately $400.0 million remaining available for sales of shares under the ATM Offering program. There were no sales of our common shares during the first two quarters of 2025 or 2024.

Forward Sale Agreements

During 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. No shares have been settled through June 30, 2025 and shares can be settled at any time over the next 6-9 months, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Share Repurchase Program

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common shares, replacing the previously authorized share repurchase program to repurchase up to $100.0 million of the Company's outstanding common shares that expired May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares in both the three and six months ended June 30, 2025 and June 30, 2024. The remaining amount of common shares authorized to be repurchased under the share repurchase program as of June 30, 2025 was approximately $200.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and six months ended June 30, 2025 and June 30, 2024:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance March 31, 2024	1,150,000	4,707,958	108,216,452	112,924,410
Options exercised	—	—	900	900
Forfeitures of restricted common share awards by the Company	—	—	(13,816)	(13,816)
Balance June 30, 2024	1,150,000	4,707,958	108,203,536	112,911,494

Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Options exercised	—	—	25,000	25,000
Grant of restricted common share awards by the Company, net of forfeitures	—	—	774,715	774,715
Issuance of deferred units	—	—	136,469	136,469
Units withheld for employee income taxes	—	—	(375,899)	(375,899)
Balance June 30, 2024	1,150,000	4,707,958	108,203,536	112,911,494

Balance March 31, 2025	1,250,000	4,662,904	111,923,206	116,586,110
Options exercised	—	—	800	800
Issuance of units	—	—	—	—
Balance June 30, 2025	1,250,000	4,662,904	111,924,006	116,586,910

Balance December 31, 2024	1,250,000	4,707,958	111,488,633	116,196,591
Options exercised	—	—	6,000	6,000
Grant of restricted common share awards by the Company, net of forfeitures	—	—	595,924	595,924
Exchange of Class A Limited Partnership Units	—	(45,054)	45,054	—
Units withheld for employee income taxes	—	—	(211,605)	(211,605)
Balance June 30, 2025	1,250,000	4,662,904	111,924,006	116,586,910

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Tanger Inc.	$30,086	$24,840	$49,287	$47,253
Less allocation of earnings to participating securities	(225)	(229)	(427)	(460)
Net income available to common shareholders of Tanger Inc.	$29,861	$24,611	$48,860	$46,793
Denominator:
Basic weighted average common shares	112,659	108,683	112,528	108,526
Effect of dilutive securities
Equity awards	1,464	1,510	1,484	1,498
Diluted weighted average common shares	114,123	110,193	114,012	110,024
Basic earnings per common share:
Net income	$0.27	$0.23	$0.43	$0.43
Diluted earnings per common share:
Net income	$0.26	$0.22	$0.43	$0.43

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2025, approximately 99,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and six months ended June 30, 2024, 122,375 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and six months ended June 30, 2025, and June 30, 2024, no options were excluded from the computation.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to partners of the Operating Partnership	$31,330	$25,915	$51,329	$49,301
Less allocation of earnings to participating securities	(225)	(229)	(427)	(460)
Net income available to common unitholders of the Operating Partnership	$31,105	$25,686	$50,902	$48,841
Denominator:
Basic weighted average common units	117,322	113,391	117,197	113,234
Effect of dilutive securities
Equity awards	1,464	1,510	1,484	1,498
Diluted weighted average common units	118,786	114,901	118,681	114,732
Basic earnings per common unit:
Net income	$0.27	$0.23	$0.43	$0.43
Diluted earnings per common unit:
Net income	$0.26	$0.22	$0.43	$0.43

We determine diluted earnings per common unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2025, approximately 99,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and six months ended June 30, 2024, 122,375 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and six months ended June 30, 2025 and June 30, 2024, no options were excluded from the computation.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Restricted common shares and time-based LTIP awards	$1,871	$1,583	$3,543	$3,941
Performance-based notional unit awards and performance-based LTIP awards	1,330	941	2,498	1,992
Options	86	85	172	172
Total equity-based compensation	$3,287	$2,609	$6,213	$6,105

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Equity-based compensation expense capitalized	$86	$79	$119	$153

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

For certain restricted shares that vest and restricted share units that are settled during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement were approximately 212,000 and 376,000 for the six months ended June 30, 2025 and 2024, respectively. The total number of shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $7.3 million and $10.5 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2025 PSP awards granted during the six months ended June 30, 2025, were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2025	$(28,497)	$(998)	$(29,495)	$(1,473)	$(48)	$(1,521)
Other comprehensive income before reclassifications	1,903	—	1,903	79	—	79
Reclassifications out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(816)	(816)	—	(34)	(34)
Balance June 30, 2025	$(26,594)	$(1,814)	$(28,408)	$(1,394)	$(82)	$(1,476)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)
Other comprehensive income before reclassifications	1,291	—	1,291	57	—	57
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,012)	(2,012)	—	(86)	(86)
Balance June 30, 2025	$(26,594)	$(1,814)	$(28,408)	$(1,394)	$(82)	$(1,476)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2024	$(23,923)	$2,643	$(21,280)	$(1,329)	$150	$(1,179)
Other comprehensive income (loss) before reclassifications	(38)	—	(38)	(2)	—	(2)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	651	651	—	27	27
Balance June 30, 2024	$(23,961)	$3,294	$(20,667)	$(1,331)	$177	$(1,154)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)
Other comprehensive income (loss) before reclassifications	(876)	—	(876)	(38)	—	(38)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,728	3,728	—	158	158
Balance June 30, 2024	$(23,961)	$3,294	$(20,667)	$(1,331)	$177	$(1,154)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $67,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2025.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2025	$(29,968)	$(1,044)	$(31,012)
Other comprehensive income before reclassifications	1,982	—	1,982
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(850)	(850)
Balance June 30, 2025	$(27,986)	$(1,894)	$(29,880)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(29,334)	$204	$(29,130)
Other comprehensive income before reclassifications	1,348	—	1,348
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,098)	(2,098)
Balance June 30, 2025	$(27,986)	$(1,894)	$(29,880)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2024	$(25,250)	$2,792	$(22,458)
Other comprehensive income (loss) before reclassifications	(39)	—	(39)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	679	679
Balance June 30, 2024	$(25,289)	$3,471	$(21,818)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)
Other comprehensive income (loss) before reclassifications	(913)	—	(913)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	3,888	3,888
Balance June 30, 2024	$(25,289)	$3,471	$(21,818)

We expect within the next twelve months to reclassify into earnings as an increase to interest expense approximately $67,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2025.

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for three and six months ended June 30, 2025 and June 30, 2024:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Property Revenues:
Rental revenue	$133,435	$122,319	$262,720	$240,128
Other revenues	5,021	4,305	8,692	7,589
Total Revenues	$138,456	$126,624	$271,412	$247,717

Property Operating Expenses:
Advertising and promotion	$3,666	$3,738	$6,688	$7,237
Common area maintenance	16,613	16,202	35,582	32,410
Real estate taxes	10,409	8,571	20,454	17,677
Other operating expense	8,771	7,732	16,609	12,157
Total Operating Expenses	$39,459	$36,243	$79,333	$69,481

Portfolio Net Operating Income - Consolidated	$98,997	$90,381	$192,079	$178,236

Equity in earnings of unconsolidated joint ventures	$3,034	$2,975	$5,433	$5,491
Interest expense	(16,399)	(15,700)	(32,171)	(30,053)
Impairment charges	—	—	(4,249)	—
Other income	(26)	220	191	807
Depreciation and amortization	(36,608)	(34,174)	(73,754)	(68,034)
Other non-property (income) expenses	468	405	508	801
Corporate general and administrative expenses	(18,992)	(18,836)	(38,008)	(38,325)
Non-cash adjustments	585	366	579	(242)
Lease termination fees	271	278	721	540

Net Income	$31,330	$25,915	$51,329	$49,221

18.    Lease Agreements

As of June 30, 2025, we were the lessor to over 2,500 stores in our 33 consolidated centers, under operating leases with initial terms that expire from 2025 to 2039, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Rental revenues - fixed	$108,477	$99,174	$215,673	$195,153
Rental revenues - variable (1)	24,958	23,145	47,047	44,975
Rental revenues	$133,435	$122,319	$262,720	$240,128
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

19. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2025	June 30, 2024
Costs relating to construction included in accounts payable and accrued expenses	$11,853	$15,708

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended
	June 30,
	2025	2024
Interest paid	$29,486	$26,681

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of a reconciliation between the amount of reported income tax expense (or benefit) from continuing operations and the amount computed by multiplying the income (or loss) from continuing operations before income taxes. This guidance is effective for fiscal years beginning after December 15, 2024. Adopting this guidance has not had a material impact on our financial statement disclosures.

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

21. Subsequent Events

Dividend Declaration

In July 2025, the Board declared a $0.2925 quarterly cash dividend per common share payable on August 15, 2025 to each shareholder of record on July 31, 2025, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Forward-Starting Interest Rate Derivatives

In July 2025, we entered into a forward starting interest rate swap agreement totaling $10.0 million that becomes effective August 1, 2026 and expires on October 1, 2027. The average fixed pay rate of this swap is 3.1%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and six months ended June 30, 2025 with the three and six months ended June 30, 2024. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of June 30, 2025, we owned and operated 30 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 13.3 million square feet. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2024 to June 30, 2025 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2024		12,690	32	2,113	6	758	2
Additions:
Little Rock, AR	Fourth Quarter	270	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2024		12,960	33	2,113	6	758	2
Dispositions
Howell, MI	Second Quarter	(314)	(1)
Additions:
Cleveland, OH	First Quarter	639	1	—	—	—	—
Other		13				(301)	(1)
As of June 30, 2025		13,298	33	2,113	6	457	1

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of June 30, 2025. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	99.6
Tanger Outlets Riverhead	Riverhead, NY (1)	100	729,280	95.6
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,941	87.2
Pinecrest, a Tanger Property	Cleveland, OH	100	638,299	96.8
Tanger Outlets Foley	Foley, AL	100	554,736	96.0
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (1)	100	547,937	99.6
Tanger Outlets Atlantic City	Atlantic City, NJ (1) (3)	100	484,748	77.9
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	99.3
Tanger Outlets Savannah	Savannah, GA	100	463,583	100.0
Tanger Outlets Sevierville	Sevierville, TN (1)	100	450,079	95.6
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	94.8
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	99.2
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (1)	100	404,341	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	99.8
Tanger Outlets Asheville	Asheville, NC	100	381,600	95.2
Tanger Outlets Lancaster	Lancaster, PA	100	375,883	100.0
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	96.4
Tanger Outlets Commerce	Commerce, GA	100	371,408	100.0
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	93.4
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,834	98.3
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	99.7
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (2) (3)	50	324,801	99.4
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	98.1
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	94.4
Tanger Outlets Mebane	Mebane, NC	100	319,762	100.0
Tanger Outlets Foxwoods	Mashantucket, CT (1)	100	311,229	94.8
Tanger Outlets Nashville	Nashville, TN	100	290,667	95.9
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	96.0
Tanger Outlets Tilton	Tilton, NH	100	250,558	94.4
Tanger Outlets Hershey	Hershey, PA	100	249,696	99.2
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	95.6
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	100.0
			13,297,912	96.5
(1)These properties or a portion thereof are subject to a ground lease.
(2)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.
(3)Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.
(4)Excludes square footage and occupancy associated with ground leases to tenants.

Unconsolidated joint venture properties		Legal	Square	%
Property Name	Location	Ownership %	Feet (4)	Occupied (4)
Charlotte Premium Outlets (1)	Charlotte, NC	50	398,674	98.9
Tanger Outlets Ottawa	Ottawa, ON	50	357,213	99.6
Tanger Outlets Columbus (1)	Columbus, OH	50	355,245	98.8
Tanger Outlets Houston (1)	Texas City, TX	50	352,705	94.2
Tanger Outlets National Harbor (1)	National Harbor, MD	50	341,156	100.0
Tanger Outlets Cookstown	Cookstown, ON	50	307,883	95.4
Totals			2,112,876	97.9
(1)Property encumbered by a mortgage. See Note 5 to the consolidated financial statements for further details of the joint venture debt obligations.

Location	Square Feet
Managed Properties
Tanger Outlets Palm Beach Palm Beach, FL	457,326

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended June 30, 2025 and 2024:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	495	2,371	$36.49	11.7%	$5.37	3.40
2024	342	1,682	$39.33	15.9%	$7.34	3.73

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	547	2,646	$36.96		$12.08	3.95
2024	393	1,869	$39.64		$11.71	4.09
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

NET INCOME
Net income increased approximately $5.4 million in the 2025 period to $31.3 million as compared to net income of $25.9 million for the 2024 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates and the acquisition of our center in Little Rock, AR during the fourth quarter of 2024 and the Cleveland, OH center during the first quarter of 2025
•higher operating expenses, depreciation and amortization from the new centers; and
•higher interest expense due to the increased balance on our unsecured lines of credit that were used to partially fund our acquisitions

In the tables below, information set forth for acquired properties includes our centers in Little Rock, AR and Cleveland, OH that were acquired in December 2024 and February 2025, respectively. Properties disposed includes the center in Howell, MI that was sold in April 2025.

RENTAL REVENUES
Rental revenues increased approximately $11.1 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2025	2024	Increase/(Decrease)
Rental revenues from existing properties	$123,932	$120,020	$3,912
Revenues from acquired properties and property disposed	8,566	1,562	7,004
Straight-line rent adjustments	712	499	213
Lease termination fees	271	278	(7)
Amortization of above and below market rent adjustments, net	(46)	(40)	(6)
	$133,435	$122,319	$11,116

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services decreased approximately $94,000 in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2025	2024	Increase/(Decrease)
Management and marketing	$881	$858	$23
Leasing and other fees	138	285	(147)
Expense reimbursements from unconsolidated joint ventures	1,219	1,189	30
	$2,238	$2,332	$(94)

Leasing fees from unconsolidated joint ventures and managed only properties decreased due to the timing of leases eligible for renewal and re-tenanting between the 2024 period and the 2025 period.
.

OTHER REVENUES
Other revenues increased approximately $716,000 in the 2025 period as compared to the 2024 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2025	2024	Increase/(Decrease)
Other revenues from existing properties	$4,836	$4,209	$627
Other revenues from acquired properties and property disposed	185	96	89
	$5,021	$4,305	$716

Other revenues from existing properties increased in the 2025 period due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $2.8 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2025	2024	Increase/(Decrease)
Property operating expenses from existing properties	$35,155	$34,971	$184
Property operating expenses from acquired properties and property disposed	3,821	622	3,199
Expenses related to unconsolidated joint ventures	1,219	1,189	30
Other property operating expenses	178	767	(589)
	$40,373	$37,549	$2,824

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $179,000 from $18.8 million to $19.0 million in the 2025 period compared to the 2024 period.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $2.4 million in the 2025 period compared to the 2024 period.

	2025	2024	Increase/(Decrease)
Depreciation and amortization from existing properties	$33,051	$33,724	$(673)
Depreciation and amortization from acquired properties and property disposed	3,557	450	$3,107
	$36,608	$34,174	$2,434

The decrease in depreciation and amortization from existing properties was primarily due to a decrease in lease cost related acquisition intangibles that became fully depreciated from prior acquisitions between the comparative periods.

INTEREST EXPENSE
Interest expense increased approximately $699,000 to $16.4 million in the 2025 period from $15.7 million in the 2024 period. We had outstanding balances averaging approximately $104.4 million on our unsecured lines of credit during the 2025 period compared to $41.3 million for the 2024 period.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $246,000 from $220,000 to ($26,000) in the 2025 period compared to the 2024 period. The 2024 period had higher investment income due to higher cash balances than were available in the 2025 period. In addition, miscellaneous tax related expenses were higher in the 2025 period compared to the 2024 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $59,000 to $3.0 million from $3.0 million in the 2025 period compared to the 2024 period.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

NET INCOME
Net income increased approximately $2.1 million in the 2025 period to $51.3 million as compared to net income of $49.2 million for the 2024 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates and the acquisition of our center in Little Rock, AR during the fourth quarter of 2024 and the Cleveland, OH center during the first quarter of 2025
•higher operating expenses, depreciation and amortization from the new centers
•higher interest expense due to the increased balance on our unsecured lines of credit that were used to partially fund our acquisitions; and
•an impairment charge of $4.2 million recorded in the first quarter of 2025 related to our Howell, Michigan center

In the tables below, information set forth for acquired properties includes our centers in Little Rock, AR and Cleveland, OH that were acquired in December 2024 and February 2025, respectively. Properties disposed includes the center in Howell, MI that sold in April 2025.

RENTAL REVENUES
Rental revenues increased approximately $22.6 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2025	2024	Increase/(Decrease)
Rental revenues from existing properties	$245,860	$236,537	$9,323
Revenues from acquired properties and property disposed	15,397	3,105	12,292
Straight-line rent adjustments	294	(12)	306
Lease termination fees	721	540	181
Amortization of above and below market rent adjustments, net	448	(42)	490
	$262,720	$240,128	$22,592

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix.

MANAGEMENT, LEASING AND OTHER SERVICES
Management, leasing and other services increased approximately $35,000 in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2025	2024	Increase/(Decrease)
Management and marketing	$1,754	$1,718	$36
Leasing and other fees	350	584	(234)
Expense reimbursements from unconsolidated joint ventures	2,541	2,308	233
	$4,645	$4,610	$35

Leasing fees from unconsolidated joint ventures and managed-only properties decreased due to the timing of leases eligible for renewal and re-tenanting between the 2024 period and the 2025 period.

OTHER REVENUES
Other revenues increased approximately $1.1 million in the 2025 period as compared to the 2024 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2025	2024	Increase/(Decrease)
Other revenues from existing properties	$8,416	$7,436	$980
Other revenues from acquired properties and property disposed	276	153	123
	$8,692	$7,589	$1,103

Other revenues from existing properties increased in the 2025 period due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $9.2 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2025	2024	Increase/(Decrease)
Property operating expenses from existing properties	$71,991	$67,816	$4,175
Property operating expenses from acquired properties and property disposed	6,702	1,373	5,329
Expenses related to unconsolidated joint ventures	2,540	2,308	232
Other property operating expenses	960	1,517	(557)
	$82,193	$73,014	$9,179

Property operating expenses from existing properties increased due to higher snow removal costs in the first quarter of 2025 and a benefit from certain expense refunds in the first quarter of 2024.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased approximately $318,000 from $38.3 million to $38.0 million in the 2025 period compared to the 2024 period.
.

IMPAIRMENT CHARGES
In April 2025, we sold the Howell, Michigan outlet center for $17.0 million. As part of our quarterly impairment evaluation procedures, we recorded a $4.2 million impairment charge in the first quarter of 2025 to lower the property’s carrying value to the estimated fair value based on the purchase agreement.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $5.7 million from $68.0 million to $73.8 million in the 2025 period compared to the 2024 period.

	2025	2024	Increase/(Decrease)
Depreciation and amortization from existing properties	$67,158	$67,134	$24
Depreciation and amortization from acquired properties and property disposed	6,597	900	5,697
	$73,755	$68,034	$5,721

INTEREST EXPENSE
Interest expense increased approximately $2.1 million to $32.2 million in the 2025 period from $30.1 million in the 2024 period. We had outstanding balances averaging approximately $88.9 million on our unsecured lines of credit during the 2025 period compared to $36.0 million for the 2024 period. In addition, $325.0 million of Daily SOFR interest rate swaps became effective on February 1, 2024 at an average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 which had an average fixed pay rate of 0.40%.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $616,000 from $807,000 to $191,000 in the 2025 period compared to the 2024 period. The 2024 period had higher investment income due to higher cash balances than were available in the 2025 period. In addition, miscellaneous tax related expenses were higher in the 2025 period compared to the 2024 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $58,000 from $5.5 million to $5.4 million in the 2025 period compared to the 2024 period.

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

ATM Offering Program

Under our ATM Offering program, which commenced in February 2021, and replaced with a new program in February 2025, we may offer and sell our common shares, having an aggregate gross sales price of up to $400.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. As of June 30, 2025, we had approximately $400.00 million remaining available for sale under our ATM Offering program. There were no sales of our common shares during the first two quarters of 2025 or 2024.

Forward Sale Agreements

During 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. No shares have been settled through June 30, 2025 and shares can be settled at any time over the next 6-9 months, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters, by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of shares at the time we entered into each of the respective forward sale agreements. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Share Repurchase Program

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding shares, replacing the previously authorized share repurchase program to repurchase up to $100.0 million of the Company's outstanding common shares that expired May 31, 2025. . Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any shares for the three and six months ended June 30, 2025 or 2024. The remaining amount of common shares authorized to be repurchased under the program as of June 30, 2025 was approximately $200 million.

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

In July 2025, the Board declared a $0.2925 quarterly cash dividend per common share payable on August 15, 2025 to each shareholder of record on July 31, 2025, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

We believe we achieve a strong and flexible financial position by attempting to: (1) maintain a conservative leverage position relative to our portfolio when pursuing new development, expansion and acquisition opportunities, (2) extend and sequence debt maturities, (3) manage our interest rate risk through an appropriate mix of fixed and variable rate debt and interest rate hedging strategies, (4) maintain access to liquidity by using our unsecured lines of credit in a conservative manner and (5) preserve internally generated sources of capital by maintaining a conservative distribution payout ratio. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our requirements, including without limitation, cash on hand, retained cash flow from operations and debt and equity issuances.

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

Capital Expenditures

The following table details our capital expenditures for consolidated centers for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024	Change
Capital expenditures analysis:
New developments, investments and expansions (1)	$6,235	$13,533	$(7,298)
Renovations (2)	2,426	4,520	(2,094)
Second generation tenant allowances	7,105	9,056	(1,951)
Other capital expenditures	11,077	8,770	2,307
Additions to rental property-accrual basis	26,843	35,879	(9,036)
Conversion from accrual to cash basis	752	13,212	(12,460)
Additions to rental property-cash basis	$27,595	$49,091	$(21,496)
(1)The decrease is primarily due to timing of new investments in the current year as compared to the prior year..
(2)The decrease is due to timing of renovation projects in the current year as compared to the prior year.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of June 30, 2025, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the six months ended June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of June 30, 2025.

Future Debt Obligations

Maturities and principal amortization of the existing long-term debt as of June 30, 2025 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2025	$763
2026	355,705
2027 (1)	625,000
2028 (1)	92,000
2029	—
Thereafter	461,700
Subtotal	1,535,168
Net discount and debt origination costs	(9,237)
Total	$1,525,931
(1)Excludes one year extension options on our $325.0 million unsecured term loan which matures in 2027 and our $620.0 million unsecured lines of credit which has $92.0 million outstanding at June 30, 2025 which matures in 2028. With extension options, these debt maturities would mature in 2028 and 2029, respectively.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2025, these interest obligations total approximately $59.2 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$123,302	$104,017	$19,285
Net cash used in investing activities	(185,531)	(47,639)	(137,892)
Net cash provided by (used in) financing activities	24,901	(60,156)	85,057
Effect of foreign currency rate changes on cash and equivalents	(65)	216	(281)
Net decrease in cash and cash equivalents	$(37,393)	$(3,562)	$(33,831)

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

Financing Arrangements

As of June 30, 2025, unsecured borrowings represented 96% of our outstanding debt and 97% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit and our term loan.

As of June 30, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million The unsecured lines of credit as of June 30, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line, less our balance of $92.0 million. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

Equity Offerings under the ATM Offering Program
As of June 30, 2025, we have a remaining authorization of $400.0 million of common shares under the ATM Offering program. We did not sell any shares during the first or second quarter of 2025 or during the first or second quarter of 2024.

Our ATM Offering program also provides that we may sell common shares through forward sale contracts. Actual sales under the ATM Offering program will depend on a variety of factors including market conditions, the trading price of our common shares, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

In the fourth quarter of 2024, we issued 1.9 million forward shares for an estimated gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. No shares have been settled as of June 30, 2025 and shares can be settled at any time over the next 6-9 months, unless otherwise extended.

Forward Starting Interest Rate Derivatives
In April 2025, we entered into forward starting interest rate swap agreements totaling $75.0 million that become effective February 1, 2026 and expire on April 1, 2028. The average fixed pay rate of these swaps is 3.3%

In June 2025, we entered into forward starting interest rate swap agreements totaling $40,0 million that become effective August 1, 2026 and expire on October 1, 2027. The average fixed pay rate of these swaps is 3.1%

In July 2025, we entered into a forward starting interest rate swap agreement totaling $10.0 million that becomes effective August 1, 2026 and expires on October 1, 2027. The average fixed pay rate of this swap is 3.1%.

Consolidated Real Estate Joint Ventures
In April 2025, the Southaven, Mississippi consolidated joint venture amended its mortgage, increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at Adjusted SOFR + 2.0%. In conjunction with this amendment, the joint venture entered into a $61.7 million interest rate swap that fixes Daily SOFR at 3.5% until April 2029.

Unconsolidated Real Estate Joint Ventures
In June 2025, the Galveston/Houston joint venture refinanced its mortgage loan to extend the maturity to June 2030, which included an increase in principal balance from $58 million to $60 million. The refinancing also reduced the interest rate from Daily SOFR + 3.0% to Daily SOFR + 1.65%. In conjunction with this refinancing, the joint venture entered into a $60.0 million interest rate swap that fixes Daily SOFR at 3.4% until June 2029.

Debt Covenants

The Operating Partnership’s debt agreements require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed funds from operations, as defined in the agreements, for the prior fiscal year on an annual basis or 95% on a cumulative basis.

We have historically been, and at June 30, 2025 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2025, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	38%
Total Secured Debt to Adjusted Total Assets	< 40%	2%
Total Unencumbered Assets to Unsecured Debt	> 150%	264%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.6	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	35%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	4%
EBITDA to Fixed Charges	> 1.5 x	4.6	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	30%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.6	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of June 30, 2025 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate
Charlotte	50%	$96.9	July 2028	4.27%
Columbus	50%	71.0	October 2032	6.25%
Galveston/Houston(1)	50%	60.0	June 2030	SOFR + 1.65%
National Harbor	50%	91.3	January 2030	4.63%
Debt origination costs		(1.8)
	50%	$317.4
(1)In June 2025, the Galveston/Houston joint venture refinanced its mortgage loan to extend the maturity from June 2026 to June 2030, which included an increase in principal balance from $58.0 million to $60.0 million, and reduced the interest rate from the Daily Secured Overnight Financing Rate (“Daily SOFR”) + 3.0% to Daily SOFR + 1.65%. In conjunction with this refinancing, the joint venture entered into a $60.0 million interest rate swap that fixes Daily SOFR at 3.4% until June 2029.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2025.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$31,330	$25,915	$51,329	$49,221
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	35,386	33,355	71,364	66,407
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,306	2,060	5,166	4,600
Impairment charge - consolidated	—	—	4,249	—
FFO	69,022	61,330	132,108	120,228
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	—	80
Allocation of earnings to participating securities	(408)	(412)	(764)	(830)
FFO available to common shareholders (1)	$68,614	$60,918	$131,344	$119,478
As further adjusted for:
Executive departure-related adjustments (2)	—	—	—	1,554
Impact of above adjustment to the allocation of earnings to participating securities	—	—	—	(10)
Core FFO available to common shareholders (1)	$68,614	$60,918	$131,344	$121,022
FFO available to common shareholders per share - diluted (1)	$0.58	$0.53	$1.11	$1.04
Core FFO available to common shareholders per share - diluted (1)	$0.58	$0.53	$1.11	$1.05

Weighted Average Shares:
Basic weighted average common shares	112,659	108,683	112,528	108,526
Effect of dilutive securities:
Equity awards	1,464	1,510	1,484	1,498
Diluted weighted average common shares (for earnings per share computations)	114,123	110,193	114,012	110,024
Exchangeable operating partnership units	4,663	4,708	4,669	4,708
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	118,786	114,901	118,681	114,732
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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$31,330	$25,915	$51,329	$49,221
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(3,034)	(2,975)	(5,433)	(5,491)
Interest expense	16,399	15,700	32,171	30,053
Other (income) expense	26	(220)	(191)	(807)
Impairment charge	—	—	4,249	—
Depreciation and amortization	36,608	34,174	73,754	68,034
Other non-property income	(468)	(405)	(508)	(801)
Corporate general and administrative expenses	18,992	18,836	38,008	38,325
Non-cash adjustments (1)	(585)	(366)	(579)	242
Lease termination fees	(271)	(278)	(721)	(540)
Portfolio NOI - Consolidated	98,997	90,381	192,079	178,236
Non-same center NOI - Consolidated	(4,931)	(1,039)	(8,968)	(1,885)
Same Center NOI - Consolidated (2)	$94,066	$89,342	$183,111	$176,351
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Centers excluded from Same Center NOI Cash Basis:

Center	Date	Event
Little Rock, AR	December 2024	Acquired
Cleveland, OH	February 2025	Acquired
Howell, MI	April 2025	Sold

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$31,330	$25,915	$51,329	$49,221
Adjusted to exclude:
Interest expense, net	16,309	15,444	31,805	29,595
Income tax expense (benefit)	168	87	262	(248)
Depreciation and amortization	36,608	34,174	73,754	68,034
Impairment charge - consolidated	—	—	4,249
Compensation-related adjustments (1)	—	—	—	1,554
Adjusted EBITDA	$84,415	$75,620	$161,399	$148,156
(1)For the 2024 period, represents executive severance costs.

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$31,330	$25,915	$51,329	$49,221
Adjusted to exclude:
Interest expense, net	16,309	15,444	31,805	29,595
Income tax expense (benefit)	168	87	262	(248)
Depreciation and amortization	36,608	34,174	73,754	68,034
Impairment charge - consolidated	—	—	4,249
Pro-rata share of interest expense, net - unconsolidated joint ventures	2,412	2,184	4,546	4,353
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,306	2,060	5,166	4,600
EBITDAre	$89,133	$79,864	$171,111	$155,555
Compensation-related adjustments (1)	—	—	—	1,554
Adjusted EBITDAre	$89,133	$79,864	$171,111	$157,109
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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2025, approximately 2.7 million square feet, or 20% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of June 30, 2025, we had lease renewals executed or in process for 64.9% of the space scheduled to expire during 2025 compared to 65.5% of the space scheduled to expire during 2024 that was executed or in process as of June 30, 2024.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of June 30, 2025, no one tenant (including affiliates) accounted for more than 7% of our aggregate square feet or 5% of our aggregate rental revenues. Additionally, no individual brand represents more than 3% of total annualized base rent.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 96.6% and 97.1% as of June 30, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2025 we have interest rate swap agreements in effect to fix the interest rates on consolidated debt with notional amounts totaling $386.7 million. In addition, at our Galveston unconsolidated joint venture we have a $60.0 million interest rate swap in place. See Note 8 to the consolidated financial statements for additional details related to our outstanding consolidated derivatives.

As of June 30, 2025, 6% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $920,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of June 30, 2025, we had a $92.0 million balance on our unsecured line of credit. Upgrades to our credit ratings could provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2025	December 31, 2024
Fair value of debt	$1,470,891	$1,348,831
Recorded value of debt	$1,525,931	$1,423,759

A 100 basis point increase from prevailing interest rates at June 30, 2025 and December 31, 2024 would result in a decrease in fair value of total consolidated debt of approximately $31.4 million and $34.5 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2025, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from the European Union, China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products offered by current and future tenants, decrease consumer income and spending, and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

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

In March 2024, the SEC adopted final rules to enhance and standardize climate-related and ESG-related disclosures by public companies and in public offerings. The final rules, set forth in Release No. 33-11275, would add extensive and prescriptive disclosure items requiring companies, including foreign private issuers, to disclose climate-related risks and certain emissions. In addition, the final rules would require the inclusion of certain climate-related financial metrics in a note to companies’ audited financial statements. These rules were challenged in federal court and in April 2024, the SEC announced that it would voluntarily stay the effectiveness of the rules pending judicial review. In March 2025, the SEC determined to end its defense of the rules in the ongoing litigation. It is unclear if the rules will be enforced or repealed. Costs of compliance with these new rules may be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common shares, replacing the previously authorized plan to repurchase up to $100.0 million of the Company’s outstanding common shares through May 31, 2025.

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares during the three months ended June 30, 2025. The remaining amount authorized to be repurchased under the program as of June 30, 2025 was approximately $200.0 million of common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2025 to April 30, 2025	—	$—	—	$100.0
May 1, 2025 to May 31, 2025	—	—	—	200.0
June 1, 2025 to June 30, 2025	—	—	—	200.0
Total	—	$—	—	$200.0

For certain restricted common shares that vested during the three months ended June 30, 2025, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. There were no shares withheld upon vesting for the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

U.S. Federal Income Tax Considerations
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“the OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. These changes included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers as well as the permanent extension of the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets. See “Federal Income Tax Considerations” contained in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number		Exhibit Descriptions

31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
	31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
	31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
	31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.

32.	Section 1350 Certifications
	32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
	32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
	32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
	32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

99.	Additional exhibits
	99.1*	Federal Income Tax Considerations

101.	Interactive Data Files
	101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH*	Inline XBRL Taxonomy Extension Schema Document
	101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: August 6, 2025

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