Form 10-Q
period 2025-09-30
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2025-11-06
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, there were 115,110,004 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2025 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2025, the Company and its wholly owned subsidiaries owned 115,115,168 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.
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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Rental property:
Land	$342,203	$311,355
Buildings, improvements and fixtures	3,318,981	3,089,239
Construction in progress	18,310	7,453
	3,679,494	3,408,047
Accumulated depreciation	(1,483,480)	(1,428,017)
Total rental property, net	2,196,014	1,980,030
Cash and cash equivalents	13,029	46,992
Restricted cash	37,199	—
Investments in unconsolidated joint ventures	65,695	65,665
Deferred lease costs and other intangibles, net	115,999	85,028
Operating lease right-of-use assets	81,741	76,099
Prepaids and other assets	126,260	127,369
Total assets	$2,635,937	$2,381,183
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,043,131	$1,041,710
Unsecured term loan, net	323,831	323,182
Mortgages payable, net	186,050	58,867
Unsecured lines of credit	60,000	—
Total debt	1,613,012	1,423,759
Accounts payable and accrued expenses	98,527	107,775
Operating lease liabilities	90,071	84,499
Other liabilities	102,176	85,476
Total liabilities	1,903,786	1,701,509
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 115,115,168 and 112,738,633 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,151	1,127
Paid in capital	1,260,435	1,190,746
Accumulated distributions in excess of net income	(528,996)	(511,816)
Accumulated other comprehensive loss	(28,944)	(27,687)
Equity attributable to Tanger Inc.	703,646	652,370
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	28,505	27,304
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	732,151	679,674
Total liabilities and equity	$2,635,937	$2,381,183
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$137,225	$125,221	$399,945	$365,349
Management, leasing and other services	2,507	2,485	7,152	7,095
Other revenue	5,476	5,295	14,168	12,884
Total revenues	145,208	133,001	421,265	385,328
Expenses:
Property operating	43,809	40,247	126,002	113,261
General and administrative	18,614	18,215	56,599	56,518
Impairment charge	—	—	4,249	—
Depreciation and amortization	37,103	35,376	110,857	103,410
Total expenses	99,526	93,838	297,707	273,189
Other income (expense):
Interest expense	(16,439)	(15,493)	(48,610)	(45,546)
Other income (expense)	(116)	(52)	75	755
Total other income (expense)	(16,555)	(15,545)	(48,535)	(44,791)
Income before equity in earnings of unconsolidated joint ventures	29,127	23,618	75,023	67,348
Equity in earnings of unconsolidated joint ventures	4,221	2,312	9,654	7,803
Net income	33,348	25,930	84,677	75,151
Noncontrolling interests in Operating Partnership	(1,321)	(1,074)	(3,363)	(3,122)
Noncontrolling interests in other consolidated partnerships	—	—	—	80
Net income attributable to Tanger Inc.	$32,027	$24,856	$81,314	$72,109

Basic earnings per common share:
Net income	$0.28	$0.23	$0.72	$0.66
Diluted earnings per common share:
Net income	$0.28	$0.22	$0.71	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$33,348	$25,930	$84,677	$75,151
Other comprehensive income (loss):
Foreign currency translation adjustments	(372)	(139)	976	(1,051)
Change in fair value of cash flow hedges	(186)	(6,894)	(2,284)	(3,007)
Other comprehensive loss	(558)	(7,033)	(1,308)	(4,058)
Comprehensive income	32,790	18,897	83,369	71,093
Comprehensive loss attributable to noncontrolling interests	(1,299)	(792)	(3,312)	(2,963)
Comprehensive income attributable to Tanger Inc.	$31,491	$18,105	$80,057	$68,130
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2024	$1,094	$1,075,902	$(502,589)	$(20,667)	$553,740	$23,840	$—	$577,580
Net income	—	—	24,856	—	24,856	1,074	—	25,930
Other comprehensive loss	—	—	—	(6,751)	(6,751)	(282)	—	(7,033)
Compensation under Incentive Award Plan	—	2,901	—	—	2,901	—	—	2,901
Issuance of 45,625 common shares upon exercise of options	—	633	—	—	633	—	—	633
Common share offering of 818,943 shares	8	24,062	—	—	24,070	—	—	24,070
Forfeiture of 4,450 restricted common share awards	—	—	—	—	—	—	—	—
Withholding of 5,267 common shares for employee income taxes	—	(141)	—	—	(141)	—	—	(141)
Adjustment for noncontrolling interests in Operating Partnership	—	(914)	—	—	(914)	914	—	—
Common dividends ($0.275 per share)	—	—	(30,100)	—	(30,100)	—	—	(30,100)
Distributions to noncontrolling interests	—	—	—	—	—	(1,208)	—	(1,208)
Balance, September 30, 2024	$1,102	$1,102,443	$(507,833)	$(27,418)	$568,294	$24,338	$—	$592,632

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	$1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	72,109	—	72,109	3,122	(80)	75,151
Other comprehensive loss	—	—	—	(3,899)	(3,899)	(159)	—	(4,058)
Compensation under Incentive Award Plan	—	9,159	—	—	9,159	—	—	9,159
Issuance of 70,625 common shares upon exercise of options	—	1,166	—	—	1,166	—	—	1,166
Common share offering of 818,943 shares	8	24,062	—	—	24,070	—	—	24,070
Grant of 770,265 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 381,166 common shares for employee income taxes	(3)	(10,662)	—	—	(10,665)	—	—	(10,665)
Contributions from noncontrolling interests	—	—	—	—	—	—	80	80
Acquisition of noncontrolling interest in other consolidated partnership	—	(660)	—	—	(660)	660	—	—
Common dividends ($0.81 per share)	—	—	(89,771)	—	(89,771)	—	—	(89,771)
Distributions to noncontrolling interests	—	—	—	—	—	(3,813)	—	(3,813)
Balance, September 30, 2024	$1,102	$1,102,443	$(507,833)	$(27,418)	$568,294	$24,338	$—	$592,632

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2025	$1,132	$1,190,344	$(527,896)	$(28,408)	$635,172	$26,170	$—	$661,342
Net income	—	—	32,027	—	32,027	1,321	—	33,348
Other comprehensive loss	—	—	—	(536)	(536)	(22)	—	(558)
Compensation under Incentive Award Plan	—	3,321	—	—	3,321	—	—	3,321
Issuance of 25,400 common shares upon exercise of options	—	315	—	—	315	—	—	315
Issuance of 1,915,762 common shares	19	68,867	—	—	68,886	—	—	68,886
Adjustment for noncontrolling interests in Operating Partnership	—	(2,412)	—	—	(2,412)	2,412	—	—
Common dividends ($0.2925 per share)	—	—	(33,127)	—	(33,127)	—	—	(33,127)
Distributions to noncontrolling interests	—	—	—	—	—	(1,376)	—	(1,376)
Balance, September 30, 2025	$1,151	$1,260,435	$(528,996)	$(28,944)	$703,646	$28,505	$—	$732,151
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Factory Outlet Centers, Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	$1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	81,314	—	81,314	3,363	—	84,677
Other comprehensive loss	—	—	—	(1,257)	(1,257)	(51)	—	(1,308)
Compensation under Incentive Award Plan	—	9,653	—	—	9,653	—	—	9,653
Issuance of 31,400 common shares upon exercise of options	—	358	—	—	358	—	—	358
Issuance of 1,915,762 common shares	19	68,867			68,886			68,886
Grant of restricted 595,924 common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 211,605 common shares for employee income taxes	(2)	(7,259)	—	—	(7,261)	—	—	(7,261)
Adjustment for noncontrolling interests in other consolidated partnerships	—	(1,922)	—	—	(1,922)	1,922	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.86 per share)	—	—	(98,495)	—	(98,495)	—	—	(98,495)
Distributions to noncontrolling interests	—	—	—	—	—	(4,033)	—	(4,033)
Balance, September 30, 2025	$1,151	$1,260,435	$(528,996)	$(28,944)	$703,646	$28,505	$—	$732,151

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$84,677	$75,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,857	103,410
Impairment charge	4,249	—
Amortization of deferred financing costs	2,801	2,609
Equity in earnings of unconsolidated joint ventures	(9,654)	(7,803)
Equity-based compensation expense	9,471	8,980
Amortization of debt discounts, net	550	548
Amortization (accretion) of market rent rate adjustments, net	(185)	393
Straight-line rent adjustments	(2,069)	(361)
Distributions of cumulative earnings from unconsolidated joint ventures	7,860	5,551
Changes in other assets and liabilities:
Other assets	(3,715)	1,118
Accounts payable and accrued expenses	(7,102)	(20,562)
Net cash provided by operating activities	197,740	169,034
INVESTING ACTIVITIES
Additions to rental property	(48,814)	(73,430)
Net proceeds from sale of real estate assets	16,634	—
Acquisition of real estate assets	(182,996)	—
Proceeds from short-term investments	—	9,187
Additions to non-real estate assets	(4,378)	(6,770)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,891	2,837
Additions to deferred lease costs	(3,306)	(2,561)
Payments for other investing activities	(7,220)	(1,972)
Proceeds from other investing activities	4,580	5,357
Net cash used in investing activities	(221,609)	(67,352)
FINANCING ACTIVITIES
Cash dividends paid	(98,507)	(89,771)
Distributions to noncontrolling interests in Operating Partnership	(4,021)	(3,813)
Proceeds from revolving credit facility	270,000	262,000
Repayments of revolving credit facility	(210,000)	(275,000)
Proceeds from notes, mortgages and loans	10,000	—
Repayments of notes, mortgages and loans	(1,116)	(3,813)
Issuance of common shares, including transaction costs	68,886	24,070
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,261)	(10,665)
Additions to deferred financing costs	(544)	(6,876)
Proceeds from exercise of options	358	1,166
Payment for other financing activities	(861)	(861)
Contributions from noncontrolling interests in other consolidated partnerships	—	80
Net cash provided by (used in) financing activities	26,934	(103,483)
Effect of foreign currency rate changes on cash and cash equivalents	171	76
Net increase (decrease) in cash, cash equivalents and restricted cash	3,236	(1,725)
Cash, cash equivalents and restricted cash beginning of period	46,992	12,778
Cash, cash equivalents and restricted cash end of period	$50,228	$11,053
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Rental property:
Land	$342,203	$311,355
Buildings, improvements and fixtures	3,318,981	3,089,239
Construction in progress	18,310	7,453
	3,679,494	3,408,047
Accumulated depreciation	(1,483,480)	(1,428,017)
Total rental property, net	2,196,014	1,980,030
Cash and cash equivalents	12,761	46,700
Restricted cash	37,199	—
Investments in unconsolidated joint ventures	65,695	65,665
Deferred lease costs and other intangibles, net	115,999	85,028
Operating lease right-of-use assets	81,741	76,099
Prepaids and other assets	125,805	126,852
Total assets	$2,635,214	$2,380,374
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,043,131	$1,041,710
Unsecured term loan, net	323,831	323,182
Mortgages payable, net	186,050	58,867
Unsecured lines of credit	60,000	—
Total debt	1,613,012	1,423,759
Accounts payable and accrued expenses	97,804	106,966
Operating lease liabilities	90,071	84,499
Other liabilities	102,176	85,476
Total liabilities	1,903,063	1,700,700
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,250,000 and 1,250,000 units outstanding at September 30, 2025 and December 31, 2024, respectively	8,909	9,094
Limited partners, 4,662,904 and 4,707,958 Class A common units, and 113,865,168 and 111,488,633 Class B common units outstanding at September 30, 2025 and December 31, 2024, respectively	753,680	699,711
Accumulated other comprehensive loss	(30,438)	(29,131)
Total partners’ equity	732,151	679,674
Noncontrolling interests in consolidated partnerships	—	—
Total equity	732,151	679,674
Total liabilities and equity	$2,635,214	$2,380,374
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$137,225	$125,221	$399,945	$365,349
Management, leasing and other services	2,507	2,485	7,152	7,095
Other revenue	5,476	5,295	14,168	12,884
Total revenues	145,208	133,001	421,265	385,328
Expenses:
Property operating	43,809	40,247	126,002	113,261
General and administrative	18,614	18,215	56,599	56,518
Impairment charge	—	—	4,249	—
Depreciation and amortization	37,103	35,376	110,857	103,410
Total expenses	99,526	93,838	297,707	273,189
Other income (expense):
Interest expense	(16,439)	(15,493)	(48,610)	(45,546)
Other income (expense)	(116)	(52)	75	755
Total other income (expense)	(16,555)	(15,545)	(48,535)	(44,791)
Income before equity in earnings of unconsolidated joint ventures	29,127	23,618	75,023	67,348
Equity in earnings of unconsolidated joint ventures	4,221	2,312	9,654	7,803
Net income	33,348	25,930	84,677	75,151
Noncontrolling interests in consolidated partnerships	—	—	—	80
Net income available to partners	33,348	25,930	84,677	75,231
Net income available to limited partners	32,998	25,671	83,786	74,477
Net income available to general partner	$350	$259	$891	$754

Basic earnings per common unit:
Net income	$0.28	$0.23	$0.72	$0.66
Diluted earnings per common unit:
Net income	$0.28	$0.22	$0.71	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$33,348	$25,930	$84,677	$75,151
Other comprehensive income (loss):
Foreign currency translation adjustments	(372)	(139)	976	(1,051)
Changes in fair value of cash flow hedges	(186)	(6,894)	(2,284)	(3,007)
Other comprehensive loss	(558)	(7,033)	(1,308)	(4,058)
Comprehensive income	32,790	18,897	83,369	71,093
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	—	80
Comprehensive income attributable to the Operating Partnership	$32,790	$18,897	$83,369	$71,173
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2024	$5,656	$593,742	$(21,818)	$577,580	$—	$577,580
Net income	259	25,671	—	25,930	—	25,930
Other comprehensive loss	—	—	(7,033)	(7,033)	—	(7,033)
Compensation under Incentive Award Plan	—	2,901	—	2,901	—	2,901
Issuance of 45,625 common units upon exercise of options	—	633	—	633	—	633
Forfeiture of 4,540 restricted common units	—	—	—	—	—	—
Issuance of 818,943 limited partner units	—	24,070	—	24,070	—	24,070
Withholding of 5,267 common units for employee income taxes	—	(141)	—	(141)	—	(141)
Common distributions ($0.275 per unit)	(316)	(30,992)	—	(31,308)		(31,308)
Balance, September 30, 2024	$5,599	$615,884	$(28,851)	$592,632	$—	$592,632

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2023	5,776	610,330	(24,793)	591,313	—	591,313
Net income	754	74,477	—	75,231	(80)	75,151
Other comprehensive loss	—	—	(4,058)	(4,058)	—	(4,058)
Compensation under Incentive Award Plan	—	9,159	—	9,159	—	9,159
Issuance of 70,625 common units upon exercise of options	—	1,166	—	1,166	—	1,166
Issuance of 818,943 limited partner units	—	24,070	—	24,070	—	24,070
Grant of 770,265 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 136,469 deferred units	—	—	—	—	—	—
Withholding of 381,166 common units for employee income taxes	—	(10,665)	—	(10,665)	—	(10,665)
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	80	80
Common distributions ($0.81 per unit)	(931)	(92,653)	—	(93,584)		(93,584)
Balance, September 30, 2024	$5,599	$615,884	$(28,851)	$592,632	$—	$592,632

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2025	$8,925	$682,297	$(29,880)	$661,342	$—	$661,342
Net income	350	32,998	—	33,348	—	33,348
Other comprehensive loss	—	—	(558)	(558)	—	(558)
Compensation under Incentive Award Plan	—	3,321	—	3,321	—	3,321
Issuance of 25,400 common units upon exercise of options	—	315	—	315	—	315
Issuance of 1,915,762 limited partner units	—	68,886	—	68,886	—	68,886
Common distributions ($0.2925 per unit)	(366)	(34,137)	—	(34,503)	—	(34,503)
Balance, September 30, 2025	$8,909	$753,680	$(30,438)	$732,151	$—	$732,151

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2024	$9,094	$699,710	$(29,130)	$679,674	$—	$679,674
Net income	891	83,786	—	84,677	—	84,677
Other comprehensive loss	—	—	(1,308)	(1,308)	—	(1,308)
Compensation under Incentive Award Plan	—	9,653	—	9,653	—	9,653
Issuance of 31,400 common units upon exercise of options	—	358	—	358	—	358
Issuance of 1,915,762 limited partner units	—	68,886	—	68,886	—	68,886
Grant of 595,924 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 211,605 common units for employee income taxes	—	(7,261)	—	(7,261)	—	(7,261)
Common distributions ($0.86 per unit)	(1,076)	(101,452)	—	(102,528)	—	(102,528)
Balance, September 30, 2025	$8,909	$753,680	$(30,438)	$732,151	$—	$732,151

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$84,677	$75,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,857	103,410
Impairment charge	4,249	—
Amortization of deferred financing costs	2,801	2,609
Equity in earnings of unconsolidated joint ventures	(9,654)	(7,803)
Equity-based compensation expense	9,471	8,980
Amortization of debt discounts, net	550	548
Amortization (accretion) of market rent rate adjustments, net	(185)	393
Straight-line rent adjustments	(2,069)	(361)
Distributions of cumulative earnings from unconsolidated joint ventures	7,860	5,551
Changes in other assets and liabilities:
Other assets	(3,777)	1,079
Accounts payable and accrued expenses	(7,016)	(20,540)
Net cash provided by operating activities	197,764	169,017
INVESTING ACTIVITIES
Additions to rental property	(48,814)	(73,430)
Acquisitions of real estate assets	(182,996)	—
Net proceeds from sale of assets	16,634	—
Proceeds from short-term investments	—	9,187
Additions to non-real estate assets	(4,378)	(6,770)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,891	2,837
Additions to deferred lease costs	(3,306)	(2,561)
Payments for other investing activities	(7,220)	(1,972)
Proceeds from other investing activities	4,580	5,357
Net cash used in investing activities	(221,609)	(67,352)
FINANCING ACTIVITIES
Cash distributions paid	(102,528)	(93,584)
Proceeds from revolving credit facility	270,000	262,000
Repayments of revolving credit facility	(210,000)	(275,000)
Proceeds from notes, mortgages and loans	10,000	—
Repayments of notes, mortgages and loans	(1,116)	(3,813)
Issuance of units, including transaction costs	68,886	24,070
Employee income taxes paid related to shares withheld upon vesting of equity awards	(7,261)	(10,665)
Additions to deferred financing costs	(544)	(6,876)
Proceeds from exercise of options	358	1,166
Payment for other financing activities	(861)	(861)
Contributions from noncontrolling interests in other consolidated partnerships	—	80
Net cash provided by (used in) financing activities	26,934	(103,483)
Effect of foreign currency on cash and cash equivalents	171	76
Net increase (decrease) in cash, cash equivalents and restricted cash	3,260	(1,742)
Cash, cash equivalents and restricted cash beginning of period	46,700	12,572
Cash, cash equivalents and restricted cash end of period	$49,960	$10,830
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and open-air shopping centers in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and open-air shopping centers. As of September 30, 2025, we owned and operated 31 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 14.0 million square feet, which were 97.4% occupied and contained over 2,600 stores representing approximately 750 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. The portfolio also includes one managed center, totaling approximately 457,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership. As of September 30, 2025, the Company and its wholly-owned subsidiaries owned 115,115,168 units of the Operating Partnership and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets was approximately $51.0 million as of September 30, 2025.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above-described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $56.1 million, and the estimated potential disposition proceeds of the sale of the center, $66.2 million (in aggregate totaling $122.3 million) exceeds the carrying value of $103.0 million by $19.3 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

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

3. Rental Property Acquisitions

2025 Acquisitions

Cleveland, Ohio

In February 2025, we purchased Pinecrest in Cleveland, Ohio, a 640,000-square-foot open-air, grocery-anchored, mixed-use center, for $167.0 million using cash on hand and available liquidity. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $905,000 in transaction costs.

Kansas City, Kansas

In September 2025, we purchased the Legends Outlets in Kansas City, Kansas, a 690,000-square-foot open-air outlet center, for $130.0 million, including the assumption of a $115.0 million, 7.57% interest-only mortgage, with an effective rate of 6.0% (see Note 7), that matures in November 2027. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $1.5 million in transaction costs.

In conjunction with the loan assumption, we placed $37.2 million into interest-bearing reserve accounts primarily to meet the loan to cost ratio as defined in the loan agreement as well as certain property tax and insurance escrows. The reserves are included within restricted cash on the consolidated balance sheets. The reserves can be accessed and used for qualifying tax, insurance and capital expenditures at the property and any remaining funds can be returned to us when the loan is repaid. The cash required for this acquisition was funded with a portion of the September 2025 settlement of previously issued forward equity from the fourth quarter of 2024 (see Note 10).

The assets acquired in the above acquisitions were recorded at relative fair value as determined by management, with the assistance of third-party valuation specialists, based on information available at the acquisition dates and on current assumptions as to future operations (See Note 2). The aggregate fair value purchase price of the properties acquired during the nine months ended September 30, 2025 has been allocated as follows:

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)

Land	$32,608
Buildings, improvements and fixtures	243,573	34.9

Above market lease value	7,781	6.8
Below market lease value	(18,754)	12.2
Lease in place value	30,529	6.5
Lease and legal costs	7,451	5.3
Total deferred lease costs and other intangibles, net	27,007
Debt premium	(3,833)
Total fair value of net assets acquired	$299,355

There was no contingent consideration associated with these acquisitions.

4. Disposition of Property

In April 2025, we sold the center in Howell, Michigan for $17.0 million. As part of our quarterly impairment evaluation procedures, we recorded a $4.2 million impairment charge in the first quarter of 2025 to lower the property’s carrying value to the estimated fair value based on the purchase agreement.

The following table sets forth the property sold during the nine months ended September 30, 2025 (in thousands):

Property	Location	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
Howell	Howell, MI	April 2025	314	$16,628	—

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2025
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$65.7	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(20.5)	$96.2
National Harbor(2)	National Harbor, MD	50.0%	341	(12.1)	90.6
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.7)	59.2
Columbus(2)	Columbus, OH	50.0%	355	(5.7)	70.5
		50.0%	1,448	$(52.0)	$316.5

As of December 31, 2024
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$65.7	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(21.3)	$97.6
National Harbor(2)	National Harbor, MD	50.0%	341	(11.1)	91.8
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.3)	57.4
Columbus(2)	Columbus, OH	50.0%	355	(5.0)	70.4
		50.0%	1,448	$(50.7)	$317.2
(1)Net of debt origination costs of $1.7 million as of September 30, 2025 and $1.6 million as of December 31, 2024.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Fee:
Management and marketing	$610	$575	$1,749	$1,702
Leasing and other fees	143	81	277	293
Expense reimbursements from unconsolidated joint ventures	1,388	1,369	3,928	3,677
Total Fees	$2,141	$2,025	$5,954	$5,672

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $1.9 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Land	$79,108	$79,920
Buildings, improvements and fixtures	468,874	459,148
Construction in progress	630	1,051
	548,612	540,119
Accumulated depreciation	(229,183)	(214,826)
Total rental property, net	319,429	325,293
Cash and cash equivalents	15,385	17,480
Deferred lease costs and other intangibles, net	2,534	1,841
Prepaids and other assets	13,698	10,137
Total assets	$351,046	$354,751
Liabilities and Owners’ Equity
Mortgages payable, net	$316,529	$317,191
Accounts payable and other liabilities	14,140	14,670
Total liabilities	330,669	331,861
Owners’ equity	20,377	22,890
Total liabilities and owners’ equity	$351,046	$354,751

	Three months ended		Nine months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$25,921	$23,774	$74,133	$69,476
Expenses:
Property operating	9,223	9,342	27,219	26,210
General and administrative	16	40	38	170
Depreciation and amortization	4,657	5,359	14,941	14,380
Total expenses	13,896	14,741	42,198	40,760
Other income (expense):
Interest expense	(4,081)	(4,587)	(13,432)	(13,675)
Other income	145	216	405	598
Total other expense	(3,936)	(4,371)	(13,027)	(13,077)
Net income	$8,089	$4,662	$18,908	$15,639
The Company and Operating Partnership’s share of:
Net income	$4,221	$2,312	$9,654	$7,803
Depreciation and amortization (real estate related)	$2,292	$2,850	$7,458	$7,450

6. Debt Guaranteed by the Company

All of the Company’s debt is incurred by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $560.0 million remains available as of September 30, 2025. The Company also guarantees the Operating Partnership’s $325.0 million unsecured term loan.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2025	December 31, 2024
Unsecured lines of credit	$60,000	$—
Unsecured term loan	$325,000	$325,000

7. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						September 30, 2025		December 31, 2024
	Stated Interest Rate(s)		Effective Rate (1)	Maturity Date	Maturity Date With Extension Option	Principal	Book Value(2)	Principal	Book Value(2)
Senior, unsecured notes:
Senior notes	3.125%		3.2%	Sept. 2026		$350,000	$349,484	$350,000	$349,045
Senior notes	3.875%		3.9%	July 2027		300,000	299,266	300,000	298,956
Senior notes	2.750%		2.9%	Sept. 2031		400,000	394,381	400,000	393,710

Unsecured term loan (3)	Adj SOFR+	0.94%	4.9%	Jan. 2027	Jan. 2028	325,000	323,831	325,000	323,182

Mortgages payable:
Atlantic City (3) (4)	6.44%		5.1%	Dec. 2026		6,090	6,165	7,206	7,341
Kansas City (5)	7.57%		6.0%	Nov. 2027		115,000	118,760	—	—
Southaven (3) (6)	Adj SOFR+	2.00%	5.6%	April 2030		61,700	61,125	51,700	51,525

Unsecured lines of credit	Adj SOFR+	0.85%	5.1%	April 2028	April 2029	60,000	60,000	—	—
Total						$1,617,790	$1,613,012	$1,433,906	$1,423,759
(1)Includes the impact of discounts and premiums, mark-to-market adjustments for mortgages assumed in conjunction with property acquisitions and interest rate swap agreements, as applicable.
(2)Includes premiums, discounts and unamortized debt origination costs. These costs were $4.8 million and $10.1 million as of September 30, 2025 and December 31, 2024, respectively. This excludes $6.1 million and $7.4 million of unamortized debt origination costs related to the unsecured lines of credit at September 30, 2025 and December 31, 2024, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(3)We have entered into various interest rate swap agreements to effectively fix variable interest costs (see Note 8).
(4)Principal and interest due monthly with remaining principal due at maturity.
(5)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgage assumed during the acquisition in 2011 was 5.1%. The effective interest rate assigned during the purchase price allocation to the Kansas City mortgage assumed as part of the acquisition in 2025 was 6.0%.
(6)The Operating Partnership provides a 10% guarantee of this mortgage, which is held at a joint venture that is consolidated for financial reporting purposes.

In April 2025, the Southaven, Mississippi consolidated joint venture amended its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) + 2.0%.

In September 2025, we assumed a $115.0 million 7.57% interest only mortgage that matures in November 2027 in conjunction with the acquisition of the Legends Outlets in Kansas City, Kansas. The effective interest rate calculated as part of the purchase price allocation was 6.0%.

Certain of our properties, which had a net book value of approximately $258.7 million at September 30, 2025, serve as collateral for mortgages payable. As of September 30, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million which had $60.0 million borrowed. The unsecured lines of credit as of September 30, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of September 30, 2025, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of September 30, 2025 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2025	$385
2026	355,705
2027 (1)	740,000
2028 (1)	60,000
2029	—
Thereafter	461,700
Subtotal	1,617,790
Net discount and debt origination costs	(4,778)
Total	$1,613,012
(1)Excludes one year extension options on our $325.0 million unsecured term loan which matures in 2027 and our $620.0 million unsecured lines of credit which has $60.0 million outstanding at September 30, 2025 which matures in 2028. With extension options, these debt maturities would mature in 2028 and 2029, respectively.

We have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions, and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

8. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2025	December 31, 2024
Assets (Liabilities)(1):
Current Derivatives
February 1, 2024	February 1, 2026	75,000	Daily SOFR	3.5%	$122	$510
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	(37)	364
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	(1,446)	(554)
May 1, 2025	April 24, 2029	61,700	Daily SOFR	3.5%	(448)	—
Total		$386,700		3.8%	$(1,809)	$320

Forward Starting Derivatives
February 1, 2026	April 1, 2028	75,000	Daily SOFR	3.3%	(154)	—
August 1, 2026	October 1, 2027	50,000	Daily SOFR	3.1%	(8)	—
August 1, 2026	April 1, 2028	25,000	Daily SOFR	3.1%	8	—
Total		$150,000		3.2%	$(154)	$—
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$(186)	$(6,894)	$(2,284)	$(3,007)

9. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2025:
Assets:
Interest rate swaps (prepaids and other assets)	$322	—	$322	$—
Total assets	$322	$—	$322	$—

Liabilities:
Interest rate swaps (other liabilities)	$(2,285)	$—	$(2,285)	$—
Total liabilities	$(2,285)	$—	$(2,285)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2024:
Asset:
Interest rate swaps (prepaids and other assets)	$1,288	$—	$1,288	$—
Total assets	$1,288	$—	$1,288	$—

Liabilities:
Interest rate swaps (other liabilities)	$(968)	$—	$(968)	$—
Total liabilities	$(968)	$—	$(968)	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2025	December 31, 2024
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,001,902	961,783
Level 3 Significant Unobservable Inputs	568,931	387,048
Total fair value of debt	$1,570,833	$1,348,831

Recorded value of debt	$1,613,012	$1,423,759

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

10. Shareholders’ Equity of the Company

Dividend Declaration

In July 2025, the Company's Board of Directors (the “Board”) declared a $0.2925 cash dividend per common share payable on August 15, 2025 to each shareholder of record on July 31, 2025, and in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

Under our at-the-market stock offering (“ATM Offering”) program, we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $400 million. The ATM Offering includes forward sales capability detailed in the “Forward Sale Agreements” section below. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering Program for working capital and general corporate expenses. As of September 30, 2025, we had approximately $400.0 million remaining available for sales of shares under the ATM Offering program.

There were no sales of our common shares during the nine months ended September 30, 2025. During the third quarter of 2025, we settled all of the previously sold forward shares that were sold during 2024, as discussed in the Forward Sale Agreements section below. For the three and nine months ended September 30, 2024, we sold 818,943 shares under the ATM Offering Program at an average share price of $30.53 for total gross proceeds of $25.0 million. In the fourth quarter of 2024, we also sold 2.6 million shares at an average price of $35.57 for total gross proceeds of $90.9 million and 1.9 million shares subject to forward sale agreements at an initial forward sale price of $36.40 for estimated aggregate gross value of $69.7 million as outlined below.

Forward Sale Agreements

During the fourth quarter of 2024, we sold an aggregate of 1.9 million shares under the ATM Offering program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. In September 2025, we settled all of these shares for total proceeds of $69.3 million. A portion of the proceeds were used to fund the acquisition of the Legends Outlets in Kansas City, Kansas.

Share Repurchase Program

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common shares, replacing the previously authorized share repurchase program to repurchase up to $100.0 million of the Company's outstanding common shares that expired May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares in both the three and nine months ended September 30, 2025 and September 30, 2024. The remaining amount of common shares authorized to be repurchased under the share repurchase program as of September 30, 2025 was approximately $200.0 million.

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2025 and September 30, 2024:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Total
Balance June 30, 2024	1,150,000	4,707,958	108,203,536	112,911,494
Options exercised	—	—	45,625	45,625
Issuance of units	—	—	818,943	818,943
Forfeitures of restricted common share awards by the Company	—	—	(4,450)	(4,450)
Units withheld for employee income taxes	—	—	(5,267)	(5,267)
Balance September 30, 2024	1,150,000	4,707,958	109,058,387	113,766,345

Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Options exercised	—	—	70,625	70,625
Issuance of units	—	—	818,943	818,943
Grant of restricted common share awards by the Company, net of forfeitures	—	—	770,265	770,265
Issuance of deferred units	—	—	136,469	136,469
Units withheld for employee income taxes	—	—	(381,166)	(381,166)
Balance September 30, 2024	1,150,000	4,707,958	109,058,387	113,766,345

Balance June 30, 2025	1,250,000	4,662,904	111,924,006	116,586,910
Options exercised	—	—	25,400	25,400
Settlement of Forward Equity Sale Agreements	—	—	1,915,762	1,915,762
Balance September 30, 2025	1,250,000	4,662,904	113,865,168	118,528,072

Balance December 31, 2024	1,250,000	4,707,958	111,488,633	116,196,591
Options exercised	—	—	31,400	31,400
Grant of restricted common share awards by the Company, net of forfeitures	—	—	595,924	595,924
Exchange of Class A Limited Partnership Units	—	(45,054)	45,054	—
Settlement of Forward Equity Sale Agreements	—	—	1,915,762	1,915,762
Units withheld for employee income taxes	—	—	(211,605)	(211,605)
Balance September 30, 2025	1,250,000	4,662,904	113,865,168	118,528,072

12. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Tanger Inc.	$32,027	$24,856	$81,314	$72,109
Less allocation of earnings to participating securities	(224)	(232)	(651)	(692)
Net income available to common shareholders of Tanger Inc.	$31,803	$24,624	$80,663	$71,417
Denominator:
Basic weighted average common shares	113,005	108,972	112,689	108,675
Effect of dilutive securities:
Equity awards	1,564	1,732	1,539	1,671
Diluted weighted average common shares	114,569	110,704	114,228	110,346
Basic earnings per common share:
Net income	$0.28	$0.23	$0.72	$0.66
Diluted earnings per common share:
Net income	$0.28	$0.22	$0.71	$0.65

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2025, approximately 99,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and nine months ended September 30, 2024, approximately 120,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and nine months ended September 30, 2025, and September 30, 2024, no options were excluded from the computation.

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

13. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to partners of the Operating Partnership	$33,348	$25,930	$84,677	$75,231
Less allocation of earnings to participating securities	(224)	(232)	(651)	(692)
Net income available to common unitholders of the Operating Partnership	$33,124	$25,698	$84,026	$74,539
Denominator:
Basic weighted average common units	117,668	113,680	117,356	113,383
Effect of dilutive securities:
Equity awards	1,564	1,732	1,539	1,671
Diluted weighted average common units	119,232	115,412	118,895	115,054
Basic earnings per common unit:
Net income	$0.28	$0.23	$0.72	$0.66
Diluted earnings per common unit:
Net income	$0.28	$0.22	$0.71	$0.65

We determine diluted earnings per common unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2025, approximately 99,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and nine months ended September 30, 2024, approximately 120,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and nine months ended September 30, 2025 and September 30, 2024, no options were excluded from the computation.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted common shares and time-based LTIP awards	$1,814	$1,748	$5,357	$5,690
Performance-based notional unit awards and performance-based LTIP awards	1,359	1,038	3,857	3,030
Options	85	89	257	260
Total equity-based compensation	$3,258	$2,875	$9,471	$8,980

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Equity-based compensation expense capitalized	$63	$26	$182	$179

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

For certain restricted shares that vest and restricted share units that are settled during the period, we withhold shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement were approximately 212,000 and 381,000 for the nine months ended September 30, 2025 and 2024, respectively. The total number of shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $7.3 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

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

The fair values of the 2025 PSP awards granted during the nine months ended September 30, 2025, were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

15. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2025	$(26,594)	$(1,814)	$(28,408)	$(1,394)	$(82)	$(1,476)
Other comprehensive income before reclassifications	(357)	—	(357)	(11)	—	(11)
Reclassifications out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(179)	(179)	—	(7)	(7)
Balance September 30, 2025	$(26,951)	$(1,993)	$(28,944)	$(1,405)	$(89)	$(1,494)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)
Other comprehensive income before reclassifications	934	—	934	46	—	46
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,191)	(2,191)	—	(93)	(93)
Balance September 30, 2025	$(26,951)	$(1,993)	$(28,944)	$(1,405)	$(89)	$(1,494)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2024	$(23,961)	$3,294	$(20,667)	$(1,331)	$177	$(1,154)
Other comprehensive income (loss) before reclassifications	(178)	—	(178)	39	—	39
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(6,573)	(6,573)	—	(320)	(320)
Balance September 30, 2024	$(24,139)	$(3,279)	$(27,418)	$(1,292)	$(143)	$(1,435)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2023	$(23,085)	$(434)	$(23,519)	$(1,293)	$19	$(1,274)
Other comprehensive income (loss) before reclassifications	(1,054)	—	(1,054)	1	—	1
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,845)	(2,845)	—	(162)	(162)
Balance September 30, 2024	$(24,139)	$(3,279)	$(27,418)	$(1,292)	$(143)	$(1,435)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $638,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2025.

16. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2025	$(27,986)	$(1,894)	$(29,880)
Other comprehensive loss before reclassifications	(372)	—	(372)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(186)	(186)
Balance September 30, 2025	$(28,358)	$(2,080)	$(30,438)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(29,334)	$204	$(29,130)
Other comprehensive income before reclassifications	976	—	976
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,284)	(2,284)
Balance September 30, 2025	$(28,358)	$(2,080)	$(30,438)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2024	$(25,289)	$3,471	$(21,818)
Other comprehensive loss before reclassifications	(140)	—	(140)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(6,895)	(6,895)
Balance September 30, 2024	$(25,429)	$(3,424)	$(28,853)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(24,376)	$(417)	$(24,793)
Other comprehensive loss before reclassifications	(1,053)	—	(1,053)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(3,007)	(3,007)
Balance September 30, 2024	$(25,429)	$(3,424)	$(28,853)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $638,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2025.

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Property Revenues:
Rental revenue	$137,225	$125,221	$399,945	$365,349
Other revenues	5,476	5,295	14,168	12,884
Total Revenues	$142,701	$130,516	$414,113	$378,233

Property Operating Expenses:
Advertising and promotion	$5,079	$4,923	$11,767	$12,160
Common area maintenance	18,236	16,703	53,818	49,113
Real estate taxes	10,238	8,883	30,692	26,560
Other operating expense	9,862	7,985	26,471	20,142
Total Operating Expenses	$43,415	$38,494	$122,748	$107,975

Portfolio Net Operating Income - Consolidated	$99,286	$92,022	$291,365	$270,258

Equity in earnings of unconsolidated joint ventures	$4,221	$2,312	$9,654	$7,803
Interest expense	(16,439)	(15,493)	(48,610)	(45,546)
Impairment charges	—	—	(4,249)	—
Other income	(116)	(52)	75	755
Depreciation and amortization	(37,103)	(35,376)	(110,857)	(103,410)
Other non-property (income) expenses	323	199	831	1,000
Corporate general and administrative expenses	(18,614)	(18,231)	(56,622)	(56,556)
Non-cash adjustments	1,705	214	2,284	(28)
Lease termination fees	85	335	806	875

Net Income	$33,348	$25,930	$84,677	$75,151

18.    Lease Agreements

As of September 30, 2025, we were the lessor to over 2,600 stores in our 34 consolidated centers, under operating leases with initial terms that expire from 2025 to 2039, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Rental revenues - fixed	$111,113	$98,879	$326,786	$294,031
Rental revenues - variable (1)	26,112	26,342	73,159	71,318
Rental revenues	$137,225	$125,221	$399,945	$365,349
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

19. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2025	September 30, 2024
Costs relating to construction included in accounts payable and accrued expenses	$16,187	$19,059

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended
	September 30,
	2025	2024
Interest paid	$53,088	$49,370

Non-cash financing activities that occurred during the third quarter of 2025 include the assumption of mortgage debt in the amount of $115.0 million, including net premiums of $3.8 million, related to the acquisition of our center in Kansas City, KS.

The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Company:

	Nine months ended
	September 30,
	2025	2024
Beginning of period:
Cash and cash equivalents	$46,992	$12,778
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$46,992	$12,778
End of period:
Cash and cash equivalents	$13,029	$11,053
Restricted cash	37,199	—
Cash, cash equivalents, and restricted cash	$50,228	$11,053
The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Operating Partnership:

	Nine months ended
	September 30,
	2025	2024
Beginning of period:
Cash and cash equivalents	$46,700	$12,572
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$46,700	$12,572
End of period:
Cash and cash equivalents	$12,761	$10,830
Restricted cash	37,199	—
Cash, cash equivalents, and restricted cash	$49,960	$10,830

20. New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
January 1, 2024
We adopted ASU 2023-07 in our Form 10-K covering the fiscal year ended December 31, 2024, and for this interim period beginning ending March 31, 2025. ASU 2023-07 is applied retrospectively to all prior periods presented in the accompanying unaudited consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
ASU 2023-09 requires disclosure of a reconciliation between the amount of reported income tax expense (or benefit) from continuing operations and the amount computed by multiplying the income (or loss) from continuing operations before income taxes. This guidance is effective for fiscal years beginning after December 15, 2024
		January 1, 2025	Adopting this guidance is not expected to have a material impact on our financial statement disclosures.
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
		January 1, 2027	We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)
ASU 2025-06 requires companies capitalize internal use software costs when management has authorized and committed to funding the software project and when it has been determined that it is probable that the project will be completed and the software will be suited to perform the function intended. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods beginning in 2028.
		January 1, 2028	We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

21. Subsequent Events

Dividend Declaration

In October 2025, the Board declared a $0.2925 quarterly cash dividend per common share payable on November 14, 2025 to each shareholder of record on October 31, 2025, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three and nine months ended September 30, 2025 with the three and nine months ended September 30, 2024. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Quarterly Report. Any forward-looking statements should be considered in light of the risks, uncertainties and other factors referred to in Item 1A. “Risk Factors” in our Annual Report on Form 10-K and in this Quarterly Report. Such risks and uncertainties include, but are not limited to: risks associated with general economic and financial conditions, including inflationary pressures and recessionary fears, newly-imposed and potentially additional U.S. tariffs and responsive non-U.S. tariffs, increased capital costs and capital markets volatility, increases in unemployment and reduced consumer confidence and spending; risks related to our ability to develop new retail centers or expand existing retail centers successfully; risks related to the financial performance and market value of our retail centers and the potential for reductions in asset valuations and related impairment charges; our dependence on rental income from real property; the relative illiquidity of real property investments; failure of our acquisitions or dispositions of retail centers to achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers and our inability to execute leases with tenants on terms consistent with our expectations; the diversification of our tenant mix and our entry into the operation of full price retail may not achieve our expected results; risks associated with environmental regulations; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to international military conflicts, international trade disputes and foreign currency volatility; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the impact of a prolonged government shutdown; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; risks of costs and disruptions from cyber-attacks or acts of cyber-terrorism on our information systems or on third party systems that we use; unanticipated threats to our business from changes in information and other technologies, including artificial intelligence; and the uncertainties of costs to comply with regulatory changes and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, and in this Quarterly Report.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of September 30, 2025, we owned and operated 31 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 14.0 million square feet. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2024 to September 30, 2025 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2024		12,690	32	2,113	6	758	2
Additions:
Little Rock, AR	Fourth Quarter	270	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2024		12,960	33	2,113	6	758	2
Dispositions
Howell, MI	Second Quarter	(314)	(1)
Additions:
Cleveland, OH	First Quarter	639	1	—	—	—	—
Kansas City, KS	Third Quarter	690	1	—	—	—	—
Other		13				(301)	(1)
As of September 30, 2025		13,988	34	2,113	6	457	1

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of September 30, 2025. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	100.0
Tanger Outlets Riverhead	Riverhead, NY (2)	100	729,280	94.8
Tanger Outlets Kansas City at Legends	Kansas City, KS (3)	100	689,854	93.5
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	650,941	90.2
Pinecrest, a Tanger Property	Cleveland, OH	100	638,396	98.5
Tanger Outlets Foley	Foley, AL	100	554,736	96.9
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (2)	100	547,937	99.2
Tanger Outlets Atlantic City	Atlantic City, NJ (2) (3)	100	484,748	81.5
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	99.3
Tanger Outlets Savannah	Savannah, GA	100	463,583	100.0
Tanger Outlets Sevierville	Sevierville, TN (2)	100	450,079	97.3
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	97.6
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	100.0
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (2)	100	404,341	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Asheville	Asheville, NC	100	381,600	97.4
Tanger Outlets Lancaster	Lancaster, PA	100	375,883	98.7
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	99.7
Tanger Outlets Commerce	Commerce, GA	100	371,408	100.0
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	98.7
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,834	99.1
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (3) (4)	50	325,831	100.0
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	100.0
Tanger Outlets Gonzales	Gonzales, LA	100	321,066	95.8
Tanger Outlets Mebane	Mebane, NC	100	319,762	100.0
Tanger Outlets Foxwoods	Mashantucket, CT (2)	100	311,229	97.2
Tanger Outlets Nashville	Nashville, TN	100	290,667	98.2
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	97.6
Tanger Outlets Tilton	Tilton, NH	100	250,558	95.3
Tanger Outlets Hershey	Hershey, PA	100	249,696	100.0
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	97.1
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	100.0
			13,988,893	97.4
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)These properties or a portion thereof are subject to a ground lease.
(3)Property encumbered by mortgage. See Notes 6 and 7 to the consolidated financial statements for further details of our debt obligations.
(4)Based on the capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.

Unconsolidated joint venture properties		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Charlotte Premium Outlets (2)	Charlotte, NC	50	398,674	98.9
Tanger Outlets Ottawa	Ottawa, Ontario	50	357,213	99.6
Tanger Outlets Columbus (2)	Columbus, OH	50	355,245	99.7
Tanger Outlets Houston (2)	Texas City, TX	50	352,705	94.7
Tanger Outlets National Harbor (2)	National Harbor, MD	50	341,156	100.0
Tanger Outlets Cookstown	Cookstown, Ontario	50	307,883	96.7
Totals			2,112,876	98.3
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)Property encumbered by a mortgage. See Note 5 to the consolidated financial statements for further details of the joint venture debt obligations.

Managed Property	Location	Square Feet
Tanger Outlets Palm Beach	Palm Beach, FL	457,326

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended September 30, 2025 and 2024:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	479	2,466	$39.20	10.3%	$6.97	4.1
2024	409	2,175	$35.25	15.0%	$4.29	3.2

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	540	2,766	$39.53		$12.13	4.6
2024	459	2,416	$35.83		$9.94	3.7
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

NET INCOME
Net income increased approximately $7.4 million in the 2025 period to $33.3 million as compared to net income of $25.9 million for the 2024 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates related to the same center portfolio;
•higher rental revenues, operating expenses, depreciation and amortization from the acquisition of our center in Little Rock, AR during the fourth quarter of 2024, the Cleveland, OH center during the first quarter of 2025 and the Kansas City, KS center during the third quarter of 2025;
•decrease in net income from the sale of the Howell, MI center during the second quarter of 2025; and
•higher interest expense due to the increased balance on our unsecured lines of credit that were used to partially fund our acquisitions.

In the tables below, information set forth for acquired properties includes our centers in Little Rock, AR, Cleveland, OH and Kansas City, KS that were acquired in December 2024, February 2025 and September 2025, respectively. Properties disposed includes the center in Howell, MI that was sold in April 2025.

RENTAL REVENUES
Rental revenues increased approximately $12.0 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2025	2024	Increase/(Decrease)
Rental revenues from existing properties	$126,014	$122,973	$3,041
Rental revenues from acquired properties and property disposed	9,337	1,612	7,725
Straight-line rent adjustments	1,774	374	1,400
Lease termination fees	85	335	(250)
Amortization of above and below market rent adjustments, net	15	(73)	88
	$137,225	$125,221	$12,004

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Straight-line rent adjustment income has increased in conjunction with the additional properties added to the portfolio and the stronger lease execution results.

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues increased approximately $22,000 in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2025	2024	Increase/(Decrease)
Management and marketing fees	$867	$879	$(12)
Leasing and other fees	252	237	15
Expense reimbursements from unconsolidated joint ventures	1,388	1,369	19
	$2,507	$2,485	$22

OTHER REVENUES
Other revenues increased approximately $181,000 in the 2025 period as compared to the 2024 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2025	2024	Increase/(Decrease)
Other revenues from existing properties	$5,299	$5,212	$87
Other revenues from acquired properties and property disposed	177	83	94
	$5,476	$5,295	$181

Other revenues from existing properties increased in the 2025 period due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $3.6 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2025	2024	Increase/(Decrease)
Property operating expenses from existing properties	$37,719	$37,861	$(142)
Property operating expenses from acquired properties and property disposed	4,321	713	3,608
Expenses related to unconsolidated joint ventures	1,388	1,369	19
Other property operating expenses	381	304	77
	$43,809	$40,247	$3,562

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $399,000 from $18.2 million to $18.6 million in the 2025 period compared to the 2024 period. The increase is primarily related to higher healthcare related costs, cybersecurity, and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $1.7 million in the 2025 period compared to the 2024 period.

	2025	2024	Increase/(Decrease)
Depreciation and amortization from existing properties	$33,181	$34,922	$(1,741)
Depreciation and amortization from acquired properties and property disposed	3,922	454	$3,468
	$37,103	$35,376	$1,727

The decrease in depreciation and amortization from existing properties was primarily due to lease cost related acquisition intangibles that became fully depreciated from prior acquisitions between the comparative periods.

INTEREST EXPENSE
Interest expense increased approximately $946,000 to $16.4 million in the 2025 period from $15.5 million in the 2024 period. We had outstanding balances averaging approximately $81.8 million on our unsecured lines of credit during the 2025 period compared to $14.9 million for the 2024 period. In addition, we assumed a $115.0 million interest-only mortgage with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $64,000 from ($52,000) to ($116,000) in the 2025 period compared to the 2024 period. The 2025 period included higher corporate tax related expenses.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.9 million to $4.2 million from $2.3 million in the 2025 period compared to the 2024 period. The increase was due to the refinance of the Galveston joint venture mortgage during the second quarter of 2025 that resulted in a lower interest rate and stronger comparative leasing results at our Charlotte joint venture.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

NET INCOME
Net income increased approximately $9.5 million in the 2025 period to $84.7 million as compared to net income of $75.2 million for the 2024 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates related to the same center portfolio;
•higher rental revenues, operating expenses, depreciation and amortization from the acquisition of our center in Little Rock, AR during the fourth quarter of 2024, the Cleveland, OH center during the first quarter of 2025 and the Kansas City, KS center during the third quarter of 2025;
•decrease in net income from the sale of the Howell, MI center during the second quarter of 2025;
•higher interest expense due to the increased balance on our unsecured lines of credit that were used to partially fund our acquisitions; and
•an impairment charge of $4.2 million recorded in the first quarter of 2025 related to our Howell, Michigan center.

In the tables below, information set forth for acquired properties includes our centers in Little Rock, AR, Cleveland, OH and Kansas City, KS that were acquired in December 2024, February 2025 and September 2025, respectively. Properties disposed includes the center in Howell, MI that sold in April 2025.

RENTAL REVENUES
Rental revenues increased approximately $34.6 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2025	2024	Increase/(Decrease)
Rental revenues from existing properties	$371,877	$359,511	$12,366
Revenues from acquired properties and property disposed	24,729	4,717	20,012
Straight-line rent adjustments	2,069	361	1,708
Lease termination fees	806	875	(69)
Amortization of above and below market rent adjustments, net	464	(115)	579
	$399,945	$365,349	$34,596

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Straight-line rent adjustment income has increased in conjunction with the additional properties added to the portfolio and the stronger lease execution results.

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues increased approximately $57,000 in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2025	2024	Increase/(Decrease)
Management and marketing fees	$2,621	$2,597	$24
Leasing and other fees	603	821	(218)
Expense reimbursements from unconsolidated joint ventures	3,928	3,677	251
	$7,152	$7,095	$57

Leasing fees from unconsolidated joint ventures and managed-only properties decreased due to the timing of leases eligible for renewal and re-tenanting between the 2024 period and the 2025 period.

OTHER REVENUES
Other revenues increased approximately $1.3 million in the 2025 period as compared to the 2024 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2025	2024	Increase/(Decrease)
Other revenues from existing properties	$13,715	$12,648	$1,067
Other revenues from acquired properties and property disposed	453	236	217
	$14,168	$12,884	$1,284

Other revenues from existing properties increased in the 2025 period due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $12.7 million in the 2025 period compared to the 2024 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2025	2024	Increase/(Decrease)
Property operating expenses from existing properties	$109,711	$105,997	$3,714
Property operating expenses from acquired properties and property disposed	11,022	2,086	8,936
Expenses related to unconsolidated joint ventures	3,928	3,677	251
Other property operating expenses	1,341	1,501	(160)
	$126,002	$113,261	$12,741

Property operating expenses from existing properties increased due to higher snow removal costs in the first quarter of 2025 and a benefit from certain expense refunds in the first quarter of 2024.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $81,000 from $56.5 million to $56.6 million in the 2025 period compared to the 2024 period.

IMPAIRMENT CHARGES
In April 2025, we sold the Howell, Michigan outlet center for $17.0 million. As part of our quarterly impairment evaluation procedures, we recorded a $4.2 million impairment charge in the first quarter of 2025 to lower the property’s carrying value to the estimated fair value based on the purchase agreement.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $7.4 million from $103.4 million to $110.9 million in the 2025 period compared to the 2024 period.

	2025	2024	Increase/(Decrease)
Depreciation and amortization from existing properties	$100,338	$102,056	$(1,718)
Depreciation and amortization from acquired properties and property disposed	10,519	1,354	9,165
	$110,857	$103,410	$7,447

The decrease in depreciation and amortization from existing properties was primarily due to lease cost related acquisition intangibles that became fully depreciated from prior acquisitions between the comparative periods.

INTEREST EXPENSE
Interest expense increased approximately $3.1 million to $48.6 million in the 2025 period from $45.5 million in the 2024 period. We had outstanding balances averaging approximately $86.5 million on our unsecured lines of credit during the 2025 period compared to $28.9 million for the 2024 period. In addition, $325.0 million of Daily SOFR interest rate swaps became effective on February 1, 2024 at an average fixed pay rate of 3.90%. These swaps replaced $300.0 million of existing swaps that expired on February 1, 2024 which had an average fixed pay rate of 0.40%. In addition, we assumed a $115.0 million interest-only mortgage with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) decreased approximately $680,000 from $755,000 to $75,000 in the 2025 period compared to the 2024 period. The 2025 period included higher corporate tax related expenses.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.9 million from $7.8 million to $9.7 million in the 2025 period compared to the 2024 period. The increase was due to the refinance of the Galveston joint venture mortgage during the second quarter of 2025 that resulted in a lower interest rate and stronger comparative leasing results at our Charlotte joint venture.

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

ATM Offering Program

Under our ATM Offering program, we may offer and sell our common shares, having an aggregate gross sales price of up to $400.0 million. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. As of September 30, 2025, we had approximately $400.00 million remaining available for sale under our ATM Offering program.

There were no sales of our common shares during the nine months ended September 30, 2025. During the third quarter of 2025, we settled all of the previously sold forward shares that were sold during 2024, as discussed in the Forward Sale Agreements section below. For the three and nine months ended September 30, 2024, we sold 818,943 shares under the ATM Offering Program at an average share price of $30.53 for total gross proceeds of $25.0 million. In the fourth quarter of 2024, we also sold 2.6 million shares at an average price of $35.57 for total gross proceeds of $90.9 million and 1.9 million shares subject to forward sale agreements at an initial forward sale price of $36.40 for estimated aggregate gross value of $69.7 million as outlined below.

Forward Sale Agreements

During the fourth quarter of 2024, we sold an aggregate of 1.9 million shares under the ATM Offering program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. In September 2025, we settled all of these shares for total proceeds of $69.3 million. A portion of the proceeds were used to fund the acquisition of Legends Outlets in Kansas City, Kansas.

Share Repurchase Program

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding shares, replacing the previously authorized share repurchase program to repurchase up to $100.0 million of the Company's outstanding common shares that expired May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any shares for the three and nine months ended September 30, 2025 or 2024. The remaining amount of common shares authorized to be repurchased under the program as of September 30, 2025 was approximately $200 million.

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

In October 2025, the Board declared a $0.2925 quarterly cash dividend per common share payable on November 14, 2025 to each shareholder of record on October 31, 2025, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Capital Expenditures

The following table details our capital expenditures for consolidated centers for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024	Change
Capital expenditures analysis:
New developments, investments and expansions (1)	$15,050	$19,036	$(3,986)
Renovations	4,701	5,378	(677)
Second generation tenant allowances (2)	12,154	20,858	(8,704)
Other capital expenditures	20,559	18,329	2,230
Additions to rental property-accrual basis	52,464	63,601	(11,137)
Conversion from accrual to cash basis	(3,650)	9,829	(13,479)
Additions to rental property-cash basis	$48,814	$73,430	$(24,616)
(1)The decrease is primarily due to timing of new investments in the current year as compared to the prior year.
(2)The decrease is due to timing of payment of second generation tenant allowances as compared to the prior year.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of September 30, 2025, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the nine months ended September 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of September 30, 2025.

Future Debt Obligations

Maturities and principal amortization of the existing long-term debt as of September 30, 2025 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2025	$385
2026	355,705
2027 (1)	740,000
2028 (1)	60,000
2029	—
Thereafter	461,700
Subtotal	1,617,790
Net discount and debt origination costs	(4,778)
Total	$1,613,012
(1)Excludes one year extension options on our $325.0 million unsecured term loan which matures in 2027 and our $620.0 million unsecured lines of credit which has $60.0 million outstanding at September 30, 2025 which matures in 2028. With extension options, these debt maturities would mature in 2028 and 2029, respectively.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2025, these interest obligations total approximately $63.3 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$197,764	$169,017	$28,747
Net cash used in investing activities	(221,609)	(67,352)	(154,257)
Net cash provided by (used in) financing activities	26,934	(103,483)	130,417
Effect of foreign currency rate changes on cash and equivalents	171	76	95
Net increase (decrease) in cash and cash equivalents	$3,260	$(1,742)	$5,002

Operating Activities
Net cash provided by operating activities increased period over period primarily due to an increase in rental revenues at existing centers, changes in working capital and our acquisition of Little Rock, AR and Cleveland, OH that were acquired in late 2024 and early 2025, respectively.

Investing Activities
The increase in net cash used in investing activities was primarily due to the acquisition of our center in Cleveland, OH in the first quarter of 2025 and the acquisition of our center in Kansas City, KS in the third quarter of 2025.

Financing Activities
Net cash provided by financing activities increased period over period primarily due to higher proceeds from common share issuances under our ATM program, related to the settlement of our forward equity, and higher net borrowings on our unsecured lines of credit.

Financing Arrangements

As of September 30, 2025, unsecured borrowings represented 89% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit and our term loan.

As of September 30, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million. The unsecured lines of credit as of September 30, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line, less our balance of $60.0 million. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

Equity Offerings under the ATM Offering Program
As of September 30, 2025, we have a remaining authorization of $400.0 million of common shares under the ATM Offering program. Aside from the settlement of our Forward Sale Agreements, there were no sales of our common shares in the first three quarters of 2025. During the third quarter of 2024, we sold 818,943 shares under the ATM Offering Program at an average share price of $30.53 for total net proceeds of $24.7 million.

Our ATM Offering program also provides that we may sell common shares through forward sale contracts. Actual sales under the ATM Offering program will depend on a variety of factors including market conditions, the trading price of our common shares, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

During 2024, we sold an aggregate of 1.9 million shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. During the nine months ended September 30, 2025, we settled all of these shares for total proceeds of $69.3 million. In the fourth quarter of 2024, we sold 2.6 million shares at an average price of $35.57 for total gross proceeds of $90.9 million.

Acquisition-Related Mortgage Assumption
In September 2025, we purchased the Legends Outlets in Kansas City, Kansas, a 690,000-square-foot open-air outlet center, for $130.0 million, including the assumption of a $115.0 million 7.57% interest-only mortgage that matures in November 2027. The effective interest rate calculated as part of the purchase price allocation was 6.0%.

In conjunction with the loan assumption, we placed $37.2 million into interest-bearing reserve accounts primarily to meet the loan to cost ratio as defined in the loan agreement as well as certain property tax and insurance escrows. The reserves are included within restricted cash on the consolidated balance sheets. The reserves can be accessed and used for qualifying tax, insurance and capital expenditures related to the property and any remaining funds can be returned to us when the loan is repaid. The cash required for this acquisition was funded with a portion of the September 2025 settlement of previously issued forward equity from the fourth quarter of 2024 (see Note 10).

Forward Starting Interest Rate Derivatives
In the second quarter 2025, we entered into forward starting interest rate swap agreements totaling $75.0 million that become effective February 1, 2026 and expire on April 1, 2028. The average fixed pay rate of these swaps is 3.3%. Also in the second quarter 2025, we entered into forward starting interest rate swap agreements totaling $40.0 million that become effective August 1, 2026 and expire on October 1, 2027. The average fixed pay rate of these swaps is 3.1%.

In the third quarter of 2025, we entered into forward starting interest rate swap agreements totaling $35.0 million that become effective August 1, 2026 and have an average fixed pay rate of 3.1%. $10 million of these forward starting swaps expire on October 1, 2027 and the remaining $25 million expire on April 1, 2028.

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

We have historically been, and at September 30, 2025 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of September 30, 2025, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	38%
Total Secured Debt to Adjusted Total Assets	< 40%	4%
Total Unencumbered Assets to Unsecured Debt	> 150%	271%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.6	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	36%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	6%
EBITDA to Fixed Charges	> 1.5 x	4.7	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	30%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of September 30, 2025 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate
Charlotte	50%	$96.4	July 2028	4.27%
Columbus	50%	71.0	October 2032	6.25%
Galveston/Houston(1)	50%	60.0	June 2030	SOFR + 1.65%
National Harbor	50%	90.8	January 2030	4.63%
Debt origination costs		(1.7)
	50%	$316.5
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the nine months ended September 30, 2025.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$33,348	$25,930	$84,677	$75,151
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	35,835	34,357	107,198	100,764
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,292	2,850	7,458	7,450
Impairment charge - consolidated	—	—	4,249	—
FFO	71,475	63,137	203,582	183,365
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	—	80
Allocation of earnings to participating securities	(420)	(418)	(1,184)	(1,248)
FFO available to common shareholders (1)	$71,055	$62,719	$202,398	$182,197
As further adjusted for:
Executive departure-related adjustments (2)	—	—	—	1,554
Impact of above adjustment to the allocation of earnings to participating securities	—	—	—	(10)
Core FFO available to common shareholders (1)	$71,055	$62,719	$202,398	$183,741
FFO available to common shareholders per share - diluted (1)	$0.60	$0.54	$1.70	$1.58
Core FFO available to common shareholders per share - diluted (1)	$0.60	$0.54	$1.70	$1.60

Weighted Average Shares:
Basic weighted average common shares	113,005	108,972	112,689	108,675
Effect of dilutive securities:
Equity awards	1,564	1,732	1,539	1,671
Diluted weighted average common shares (for earnings per share computations)	114,569	110,704	114,228	110,346
Exchangeable operating partnership units	4,663	4,708	4,667	4,708
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	119,232	115,412	118,895	115,054
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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$33,348	$25,930	$84,677	$75,151
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(4,221)	(2,312)	(9,654)	(7,803)
Interest expense	16,439	15,493	48,610	45,546
Other (income) expense	116	52	(75)	(755)
Impairment charge	—	—	4,249	—
Depreciation and amortization	37,103	35,376	110,857	103,410
Other non-property income	(323)	(199)	(831)	(1,000)
Corporate general and administrative expenses	18,614	18,231	56,622	56,556
Non-cash adjustments (1)	(1,705)	(214)	(2,284)	28
Lease termination fees	(85)	(335)	(806)	(875)
Portfolio NOI - Consolidated	99,286	92,022	291,365	270,258
Non-same center NOI - Consolidated	(5,178)	(980)	(14,146)	(2,865)
Same Center NOI - Consolidated (2)	$94,108	$91,042	$277,219	$267,393
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Centers excluded from Same Center NOI Cash Basis:

Center	Date	Event
Little Rock, AR	December 2024	Acquired
Cleveland, OH	February 2025	Acquired
Kansas City, KS	September 2025	Acquired
Howell, MI	April 2025	Sold

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

Adjusted EBITDAre is defined as EBITDAre excluding gains and losses on early extinguishment of debt, net, casualty gains and losses, compensation related to voluntary retirement plan and other executive officer severance, gain on sale of non-real estate asset, gains and losses on sale of outparcels, and other items that we do not consider indicative of the Company's ongoing operating performance.

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$33,348	$25,930	$84,677	$75,151
Adjusted to exclude:
Interest expense, net	16,331	15,513	48,136	45,108
Income tax expense (benefit)	257	—	519	(248)
Depreciation and amortization	37,103	35,376	110,857	103,410
Impairment charge - consolidated	—	—	4,249	—
Compensation-related adjustments (1)	—	—	—	1,554
Adjusted EBITDA	$87,039	$76,819	$248,438	$224,975
(1)For the 2024 period, represents executive severance costs.

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$33,348	$25,930	$84,677	$75,151
Adjusted to exclude:
Interest expense, net	16,331	15,513	48,136	45,108
Income tax expense (benefit)	257	—	519	(248)
Depreciation and amortization	37,103	35,376	110,857	103,410
Impairment charge - consolidated	—	—	4,249	—
Pro-rata share of interest expense, net - unconsolidated joint ventures	1,968	2,186	6,514	6,539
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,292	2,850	7,458	7,450
EBITDAre	$91,299	$81,855	$262,410	$237,410
Compensation-related adjustments (1)	—	—	—	1,554
Adjusted EBITDAre	$91,299	$81,855	$262,410	$238,964
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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2025, approximately 2.7 million square feet, or 20% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of September 30, 2025, we had lease renewals executed or in process for 72.7% of the space scheduled to expire during 2025 compared to 72.5% of the space scheduled to expire during 2024 that was executed or in process as of September 30, 2024.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. As of September 30, 2025, no one tenant (including affiliates) accounted for more than 7% of our aggregate square feet or 5.1% of our aggregate rental revenues. Additionally, no individual brand represents more than 3% of total annualized base rent.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 97.4% and 97.4% as of September 30, 2025 and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2025 we have interest rate swap agreements in effect to fix the interest rates on consolidated debt with notional amounts totaling $386.7 million. In addition, at our Galveston unconsolidated joint venture we have a $60.0 million interest rate swap in place. See Note 8 to the consolidated financial statements for additional details related to our outstanding consolidated derivatives.

As of September 30, 2025, 4% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $600,000 in interest expense on an annual basis.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on our three investment grade credit ratings. As of September 30, 2025, we had a $60.0 million balance on our unsecured line of credit. Upgrades to our credit ratings could provide a decrease in interest expense. If downgrades to our credit ratings occur, interest expense could increase depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2025	December 31, 2024
Fair value of debt	$1,570,833	$1,348,831
Recorded value of debt	$1,613,012	$1,423,759

A 100 basis point increase from prevailing interest rates at September 30, 2025 and December 31, 2024 would result in a decrease in fair value of total consolidated debt of approximately $32.3 million and $34.5 million, respectively. Refer to Note 9 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2025, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company did not repurchase any common shares during the three months ended September 30, 2025. The remaining amount authorized to be repurchased under the program as of September 30, 2025 was approximately $200.0 million of common shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2025 to July 31, 2025	—	$—	—	$200.0
August 1, 2025 to August 31, 2025	—	—	—	200.0
September 1, 2025 to September 30, 2025	—	—	—	200.0
Total	—	$—	—	$200.0

For certain restricted common shares that vest during the quarter, we withhold shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remit the cash to the appropriate taxing authorities. There were no shares withheld upon vesting for the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

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
DATE: November 6, 2025

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