Form 10-K
period 2025-12-31
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2026-02-26
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting shares held by non-affiliates of Tanger Inc. was approximately $3,378,785,572 based on the closing price on the New York Stock Exchange for such shares on June 30, 2025.

The number of Common Shares of Tanger Inc. outstanding as of February 2, 2026 was 114,507,737.

Documents Incorporated By Reference

Portions of Tanger Inc.'s definitive proxy statement to be filed no later than 120 days after the end of the registrant’s fiscal year with respect to the 2026 Annual Meeting of Shareholders are incorporated by reference into Items 10 through 14 of this Annual Report on Form 10-K.

PART I

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2025 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term "Company", refers to Tanger Inc. and its subsidiaries and the term "Operating Partnership" refers to Tanger Properties Limited Partnership and its subsidiaries. The terms “we”, “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires. On November 16, 2023, the Company changed its legal name from Tanger Factory Outlet Centers, Inc. to Tanger Inc. We refer to Tanger Inc.’s current legal name throughout this Annual Report on Form 10-K (the "Annual Report").

The Company is one of the leading owners and operators of outlet and other open-air retail destinations in the United States and Canada. The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT"), which, through its controlling interest in the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and other open-air retail centers. The retail centers and other assets are held by, and all of the operations are conducted by, the Operating Partnership. Accordingly, the descriptions of the business, employees and assets of the Company are also descriptions of the business, employees and assets of the Operating Partnership. As the Operating Partnership is the issuer of our registered debt securities, we present a separate set of financial statements for this entity.

The Company, including Tanger LP Trust, owns the majority of the units of partnership interests issued by the Operating Partnership. As of December 31, 2025, the Company and its wholly owned subsidiaries owned 115,097,359 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

In addition, as of December 31, 2025, 248,948 of long-term incentive plan units (“LTIP units”) were outstanding. LTIP Units are intended to qualify as “profits interests” for U.S. federal income tax purposes and are compensatory awards granted to service providers of the Company and the Operating Partnership. Each LTIP unit, if and upon vesting, is convertible, upon the satisfaction of minimum allocations to the capital account of the LTIP unit for federal income tax purposes, into a non-voting Class C common unit of the Operating Partnership. Each such Class C common unit may be exchanged by the holder for one common share of the Company.

Management operates the Company and the Operating Partnership as one enterprise. The management of the Company consists of the same members as the management of the Operating Partnership. These individuals are officers and employees of the Company.

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

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions that do not report historical matters, and describe or reflect our plans, strategies, beliefs and expectations, including as to future financial results, access to, and costs of, capital, liquidity, cash flows, dividend payments and long-term growth. There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Annual Report. Any forward-looking statements should be considered in light of the risks, uncertainties and other factors referred to in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to: risks associated with general economic and financial conditions, including inflationary pressures and recessionary fears, newly-imposed and potentially additional U.S. tariffs and responsive non-U.S. tariffs, increased capital costs and capital markets volatility, increases in unemployment and reduced consumer confidence and spending; risks related to our ability to acquire or develop new retail centers or expand existing retail centers successfully; risks related to the financial performance and market value of our retail centers and the potential for reductions in asset valuations and related impairment charges; our dependence on rental income from real property; the relative illiquidity of real property investments; failure of our acquisitions or dispositions of retail centers to achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers and our inability to execute leases with tenants on terms consistent with our expectations; the diversification of our tenant mix may not achieve our expected results; risks associated with environmental regulations; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to international military conflicts, international trade disputes and foreign currency volatility; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders, our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; risks of costs and disruptions from cyber-attacks or acts of cyber-terrorism on our information systems or on third party systems that we use; unanticipated threats to our business from changes in information and other technologies, including artificial intelligence; and the uncertainties of costs to comply with regulatory changes and other important factors that may cause actual results to differ materially from current expectations. We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in these forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

RISK FACTOR SUMMARY

We are subject to a variety of risks that are inherent to our business, including risks that may prevent us from achieving our business objectives or may adversely affect our financial condition, results of operations and liquidity. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. The risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth in Item 1A. “Risk Factors” of this Form 10-K.

Risks Related to Real Estate Investments:

•The economic performance and the market value of our centers are dependent on risks associated with real property investments.
•We may be unable to develop new centers or expand existing centers successfully.
•Real property investments are relatively illiquid.
•Properties have been in the past and may be in the future subject to impairment charges, which can adversely affect our financial results.
•Dispositions may not achieve anticipated results.
•We face competition for the acquisition and development of centers, and we may not be able to complete acquisitions or developments that we have identified.
•We may be subject to environmental regulation.
•We may incur significant costs to comply with the Americans with Disabilities Act and fire, safety and other regulations.

Risks Related to Our Business:

•Conditions that adversely affect the general retail environment could materially and adversely affect us.
•Our earnings and therefore our profitability are dependent on rental income from real property.
•We are substantially dependent on the results of operations of our retail tenants and their bankruptcy, early termination or closing could adversely affect us.
•Significant inflation could negatively impact our business.
•Certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in our best interests and our shareholders' interests.
•We face risks associated with climate change and severe weather.
•An uninsured loss or a loss that exceeds our insurance policies on our centers or the insurance policies of our tenants could subject us to lost capital and revenue on those centers.
•Our Canadian investments may subject us to different or greater risk from those associated with our domestic operations.

Risks Related to our Indebtedness and Financial Markets:

•We are subject to the risks associated with debt financing.
•The Company depends on distributions from the Operating Partnership to meet its financial obligations, including its obligation to pay dividends.
•We may not be able to obtain additional capital to further our business objectives.
•The Operating Partnership has, and may in the future, guarantee debt for joint venture properties.
•Adverse changes in our credit ratings could negatively affect our financing ability and borrowing terms.
•Hedging activity may expose us to risks, including the risk that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.
•The price per share of our common shares may fluctuate significantly.
•The exchange of the Exchangeable Notes (as defined herein) may dilute the ownership interest of our shareholders or may otherwise depress the price of the common shares.

•The Operating Partnership may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change, and its future debt may contain limitations on its ability to pay cash upon exchange or repurchase of the Exchangeable Notes.
•The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our liquidity and financial condition.
•The Capped Call Transactions (as defined herein) entered into in connection with the issuance of the Exchangeable Notes may affect the market price of our common shares.
•Certain provisions in the indenture governing the Exchangeable Notes may delay or prevent an attempted takeover of us that might be financially advantageous to shareholders.
•Changes in the accounting treatment for exchangeable debt securities that may be settled in cash, such as the Exchangeable Notes, could have a material effect on our reported financial results.

Risks Related to Federal Income Tax Laws:

•If we fail to qualify as a REIT, our operations and distributions to shareholders would be adversely affected.
•We may need to incur additional borrowings to meet the REIT minimum distribution requirement and to avoid excise tax.
•Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
•The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.
•Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

General Risks:

•Cyber-attacks or acts of cyber-terrorism could disrupt our or our third-party providers' business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.
•Our success depends, in part, on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.
•Use of artificial intelligence presents risks and challenges that could impact our business.
•Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect our performance.
•Meeting constantly evolving federal, state, and local laws and regulations may impose additional costs and expose us to new risks.

ITEM 1.BUSINESS

The Company and the Operating Partnership

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and other open-air retail destinations in the United States and Canada. We are a fully-integrated, self-administered and self-managed REIT, which focuses on developing, acquiring, owning, operating and managing outlet and other open-air retail centers. As of December 31, 2025, our consolidated portfolio consisted of 31 outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 14.0 million square feet, which were 98% occupied and contained over 2,600 stores representing over 700 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes one managed center, totaling approximately 457,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name.

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

As of December 31, 2025, the Company and its wholly-owned subsidiaries owned 115,097,359 units of the Operating Partnership and the Non-Company LPs collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

In addition, as of December 31, 2025, 248,948 of LTIP units were outstanding. LTIP units are intended to qualify as “profits interests” for U.S. federal income tax purposes and are compensatory awards granted to service providers of the Company and the Operating Partnership. Each LTIP unit, if and upon vesting, is convertible, upon the satisfaction of minimum allocations to the capital account of the LTIP unit for federal income tax purposes, into a non-voting Class C common unit of the Operating Partnership. Each such Class C common unit may be exchanged by the holder for one common share of the Company.

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

The Company is a North Carolina corporation that was incorporated in March 1993 and the Operating Partnership is a North Carolina limited partnership that was formed in May 1993. Our executive offices are currently located at 3200 Northline Avenue, Suite 360, Greensboro, North Carolina, 27408 and our telephone number is (336) 292-3010. Our website can be accessed at www.tanger.inc. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto can be obtained, free of charge, on our website as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with or furnish to the Securities and Exchange Commission (the "SEC").

Business Strategy

Our Company was built on a firm foundation of strong and enduring business relationships coupled with disciplined business practices. We partner with many of the world's best known and most respected brands and retailers. By fostering and maintaining strong relationships with these successful, high-volume companies, we believe we have been able to solidify our position as a leader in the outlet retail industry for over thirty years. The confidence and trust that we have developed with our retail partners from the very beginning has allowed us to forge the impressive retail alliances that we enjoy today with our brands and retailers. Our seasoned team of professionals with diverse sets of expertise utilize the knowledge and experience that we have gained to give us a competitive advantage in the outlet and other open-air retail formats.

The Outlet Concept

Outlet centers generally consist of stores operated by brands and retailers that sell primarily branded products, some of which are made specifically for the outlet distribution channel, to consumers at significant discounts from regular retail prices charged by department stores, specialty stores and their own full price channels. Outlet centers offer advantages to brands and retailers as they are often able to charge customers lower prices for branded and designer products by eliminating the third-party retailer or through operating efficiencies. Stores and outlet centers also typically have lower operating costs than other retailing formats, enhancing their profit potential. Outlet centers enable retailers to optimize the size of production runs and their inventory positions while continuing to maintain control of their distribution channels. Outlet centers also enable brands and retailers to establish a direct relationship with their customers and maintain brand integrity through control of product placement and pricing.

Our Centers

Each of our outlet centers, except one joint venture center, features the Tanger brand name. Additionally, we leverage the Tanger brand and platform to manage an outlet center in Palm Beach, Florida. We believe that our tenants and consumers recognize the Tanger brand as one that provides retail centers where consumers can trust the brand, value and experience.

In addition to our Tanger branded outlet portfolio, since 2023, we acquired three open-air lifestyle centers in Huntsville, Alabama, Little Rock, Arkansas and Cleveland, Ohio; which were natural extensions of our capabilities and consistent with our long-term strategy of investing in dominant open-air retail centers in markets that benefit from outsized residential and economic growth drivers.

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

We have a diverse tenant base throughout our consolidated portfolio comprising over 2,600 stores operated by more than 700 different brand name companies. Our centers offer shoppers a curated mix of retailers specializing in apparel, footwear, accessories, athletic wear, athleisure, home furnishings, health and beauty, and digitally-native brands. Additionally, we are adding food, beverage, and entertainment options, along with other services, at our centers to attract new shoppers, extend visitor dwell time and increase frequency of visits.

No single tenant, including all of its store concepts, accounted for 10% or more of our combined base and percentage rental revenues during the years ended 2025, 2024 or 2023. As of December 31, 2025, no single tenant accounted for more than 7% of our leasable square feet or 6% of our combined base and percentage rental revenues.

A portion of our rental revenues are dependent on variable revenue sources. For the year ended December 31, 2025, the components of rental revenues are as follows (in thousands):

2025
Rental revenues - fixed	$437,255
Rental revenues - variable (1)	113,641
Rental revenues	$550,896
(1)Primarily includes rents based on a percentage of tenant gross sales volume and reimbursable expenses such as advertising, common area expenses, utilities, insurance and real estate taxes, which are paid on a pro rata basis.

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

Expanding and renovating existing centers

Keeping our centers vibrant and growing is a key part of our formula for success. In order to maintain our reputation as the premier shopping destination in the markets that we serve, we have an ongoing program of renovations and expansions taking place at our centers. Construction for expansion and renovation of existing properties typically takes between six to nine months depending on the scope of the project.

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

Marketing
Our comprehensive marketing plans are designed to drive sales and traffic in partnership with our retail partners. We leverage data to enable a return on our investment-oriented performance marketing approach for efficient customer acquisition. Investments to transform our digital channels allow us to engage existing customers with timely and personalized communications. Our loyalty strategies are two pronged – earning increased wallet share with vested customers and optimizing an incremental ancillary revenue stream. Our efforts to engage broad audiences through seasonal events and our digital channels enable our ability to monetize our customer audience for media and sponsorship opportunities with retail partners and nationally trusted brands.

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

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. We are a well-known seasoned issuer with a shelf registration statement on Form S-3 that allows us to register unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of financial, operational and developmental joint ventures, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, cash and cash equivalents, our short-term investments, existing lines of credit, ongoing relationships with certain financial institutions and our ability to issue debt or equity subject to market conditions, we believe that we have access to the necessary financing to fund our planned capital expenditures during 2026.

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

We believe our current balance sheet position is financially sound, particularly given our recent expansion and extension of our term loans and issuance of our Exchangeable Notes in January 2026 along with capacity under our existing line of credit; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and our next significant debt maturity, which is our $350.0 million unsecured senior notes due September 2026.

As a result, we will continue to focus on managing our capital and liquidity position by controlling our capital expenditure levels, generating positive cash flows from operations to cover our distributions and maintaining appropriate leverage levels.

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

As of December 31, 2025, we maintain offices and employ on-site management at 37 consolidated and unconsolidated centers and one managed center. The managers closely monitor the operation, marketing and local relationships at each of their centers.

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

Our Core Values

Our Core Values are integrity, inclusion and innovation. Integrity means always showing up with honesty and accountability, acting fairly and demonstrating care in every decision we make and action we take. Inclusion is how we build and sustain a workplace culture and community that respects the diverse perspectives, viewpoints, and identities within our organization. By embracing an inclusive mindset, we create an environment where everyone can contribute to our collective success. Innovation fuels our cutting-edge strategies and solutions and powers the best-in-class results we deliver to our customers, partners and communities.

We live our values through our actions. We build trust by fostering a culture of respect and make decisions with fairness, objectivity and accountability. We challenge the status quo by taking smart risks, finding innovative solutions and embracing change to grow stronger. We win together by putting people first, building, supporting and empowering relationships, and celebrating success together. We make it happen by taking initiative, problem-solving and delivering excellence.

Human Capital

As of December 31, 2025, we had 407 full-time employees and 70 part-time employees. Our corporate headquarters are located in North Carolina, and we maintain 37 business offices. In 2025, 43% of our full-time workforce have been employed by us for five years or longer. We believe our relations with our employees to be relatively good. None of our employees are represented by a union or parties to a collective bargaining agreement.

As of December 31, 2025, female team members made up 70% of field employees, 40% of our executive leadership team, and 69% of our total 477-person workforce. Racial minorities made up 18% of our total workforce in 2025. The Board's gender composition consisted of 33% members who are female and 22% of members with racial diversity.

We believe attracting, developing and retaining talent is critical to our long-term success. We focus on creating strategies that enhance an environment of high-performance engagement, and individual development, where employees are rewarded and recognized. We provide numerous training programs, which include topics such as operational training, leadership development, customer service and technology training. We recognize that motivation and rewards are different for individuals at various times in their careers, and a balanced blend of monetary and non-monetary rewards can generate valuable business results. We provide employee benefits on par or above industry standards. In addition, we support employees with 40 hours per year of paid volunteer time off to encourage volunteering for worthwhile activities in their local communities. Part-time employees are included in our 401(k) plans. This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. Part-time employees also participate in paid time off ("PTO") after five years of service and are eligible to participate in our accident and critical Illness voluntary benefits.

Corporate Responsibility

We believe that supporting strong communities and making conscious decisions about our impact on our planet align with our business strategies to create long-term value for our shareholders, retail partners and employee team members. We integrate programs into our business practices which seek to address the issues most important to our stakeholders. Our Core Values of Integrity, Inclusion and Innovation form the foundation of our approach as we set goals to create positive social and economic impact while enhancing the resilience and performance of our business.

Stakeholder Alignment

Stakeholder assessments and business priorities drive the strategy behind our corporate responsibility programs. We begin by identifying opportunities and risks, and leverage external frameworks and engage stakeholders, executives and our Board members to help identify key issues impacting our business. These key issues are translated into operational priorities and processes across the Company. In 2025, we partnered with a third party to refresh our materiality assessment in alignment with double materiality to evaluate the impact of environmental and social issues on our financial performance. We believe that this double materiality assessment provides us with valuable insights that we can use to ensure that our priorities are aligned with the view and opinions of our stakeholders.

Governance and Reporting

Our management team has formed an executive committee that advises on the Company’s approach to corporate responsibility and consists of executives from various functional areas of our Company, including, without limitation, Operations, Finance and People and Culture. This executive committee monitors progress toward achievement of goals and communicates priority issues to senior leadership.

Our Nominating and Corporate Governance Committee of our Board provides oversight of risks related to environmental, social and sustainability matters to ensure such risks are managed appropriately and regularly reviews our programs and practices to ensure alignment with our overall business strategy.

Our goal is to utilize best practices in every aspect of our business, including our disclosures and reporting. In 2025 we published our ninth consecutive report on corporate responsibility initiatives (the "2025 Impact Report"), enumerating our environmental, social and governance practices and programs, reinforcing our commitment to transparency and accountability. We continue to assess and refine our climate-related governance and strategy to remain apace with current regulatory landscape and framework reporting requirements.

For the avoidance of doubt, while certain matters discussed in our 2025 Impact Report may be significant, any significance should not be read as necessarily rising to the level of materiality as that concept is used for the purposes of our compliance and reporting pursuant to the U.S. federal securities laws and regulations. The concept of materiality used in our environmental, social and governance disclosures, including as it is used above, is based on other definitions of materiality, some of which may require that we use a level of estimation and assumption that may make the resulting disclosures inherently uncertain. This is the case even where we use the word “material” or “materiality” in our environmental, social and governance disclosures. Therefore, issues that we identify as “material” from an environmental, social and governance perspective are not necessarily material to the Company under the U.S. federal securities laws and regulations. The contents of our 2025 Impact Report, our corporate policies and related disclosures are not incorporated by reference into this Annual Report and do not form a part of this Annual Report.

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

Recent Developments

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

In September 2025, we acquired a 690,000-square-foot open-air outlet center in Kansas City, Kansas for $130.0 million, including the assumption of a $115.0 million, 7.57% interest-only mortgage, with an effective rate of 6.0% that matures in November 2027. The center is Kansas' only outlet center and serves as the retail anchor of Village West, the state's top tourist destination.

Financing Transactions

ATM Program
In September 2025, we settled all of the outstanding forward shares that were previously issued during the fourth quarter of 2024 under the ATM Program for total gross proceeds of $69.7 million. As of December 31, 2025, we have a remaining authorization of $400.0 million under the ATM Program.

Unsecured Term Loans
In January 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million and has a combined $150.0 million available under a delayed draw feature, allowing us to draw the proceeds over a six to nine month period. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

Derivatives
Throughout 2025 and in January 2026, we entered into several interest rate swap agreements on unsecured debt totaling $275.0 million with effective dates throughout 2026 and 2027 with a weighted average interest rate of 3.3%. These agreements have expiration dates ranging from October 1, 2027 to September 1, 2030.

Exchangeable Notes
In January 2026, the Operating Partnership issued $250.0 million aggregate principal amount of 2.375% Exchangeable Senior Notes due 2031 (the “Exchangeable Notes”), which are guaranteed, on a senior unsecured basis, by the Company. The Exchangeable Notes bear interest at a rate of 2.375% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The Exchangeable Notes mature on January 15, 2031, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes will be exchangeable at an initial exchange rate of 24.0662 common shares per $1,000 principal amount of the Exchangeable Notes (equivalent to an exchange price of approximately $41.55 per common share). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. Net proceeds after the initial purchaser’s discount and estimated offering costs were approximately $243 million.

In connection with the Exchangeable Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the Exchangeable Notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of Company common shares that underlie the Exchangeable Notes. The cap price of the capped call transaction initially is approximately $47.49 per share, which represents a premium of approximately 40% over the last reported sale price of the Company's common shares of $33.92 per share on the New York Stock Exchange on January 7, 2026, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Exchangeable Notes were used to pay the capped call premium of approximately $9 million, which will be recorded in shareholders' equity for the Company and partners' equity for the Operating Partnership.

Finally, concurrent with the pricing of the Exchangeable Notes, we repurchased approximately 590,000 Company common shares for approximately $20 million in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate, at a price per share equal to the last reported sale price of the Common Shares on the New York Stock Exchange on January 7, 2026.

Memphis Mortgage Refinancing

In April 2025, the Southaven, Mississippi consolidated joint venture amended its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) + 2.0%. In December 2025, the mortgage was amended to remove the SOFR spread, making the interest rate Daily SOFR + 2.0%. In May 2025, we entered into an interest rate swap transaction to fix the interest rate at 3.5% through April 2029.

Organizational Changes
In May 2025, Dave Henry retired from the Board of Directors at the end of his term at the Annual Meeting. Following his retirement, the size of the Board of Directors was reduced from ten to nine.

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

In recent years, we have recorded impairment charges related to both our long-lived assets and our investments in consolidated joint ventures. In addition, based upon current market conditions, our center in Atlantic City, NJ has an estimated fair value significantly less than its recorded carrying value of approximately $102.1 million. However, based on our current plan with respect to that center, we believe that its carrying amount is recoverable and therefore no impairment charge was recorded. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers has remained stable at 98% on each of December 31, 2025 and 2024. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

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

To the extent climate change causes changes in weather patterns, our properties in certain markets could experience, among other impacts, severe weather, rising sea levels and other natural disasters. Approximately, 37% of the square footage of our consolidated portfolio are located in coastal areas, which are at risk of being impacted by storms intensity and 13% of the square footage of our consolidated portfolio are in areas that are at risk to be impacted by rising sea levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Changes in federal, state, and local legislation and regulation based on concerns about climate change, including compliance with “green” building codes, could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) or increased taxes and fees assessed on us or our properties, and in our and our tenants’ increased compliance and other costs, without a corresponding increase in revenue, which may result in adverse impacts to our and our tenants’ operating results. There can be no assurance that climate change and severe weather, or the potential impacts of these events on our tenants, will not have a material adverse effect on our properties, operations, or business.

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

As of December 31, 2025, through a co-ownership arrangement with a Canadian REIT, we have an ownership interest in two centers located in Canada. Our operating results and the value of our Canadian operations may be impacted by any unhedged movements in the Canadian dollar. Canadian ownership activities carry risks that are different from those we face with our domestic properties. These risks include:

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

Our ability to acquire and develop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public debt and/or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt and/or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common shares and our shareholders may experience dilution. For example, if the Operating Partnership elects to deliver common shares to settle conversions of outstanding Exchangeable Notes (other than paying cash in lieu of delivering any fractional share), it may have a dilutive effect on our shareholders’ equity holdings.

The Operating Partnership has, and may in the future, guarantee debt or otherwise provide support for unconsolidated joint venture properties.

The Operating Partnership has, and may in the future, guarantee debt or otherwise provide support for unconsolidated joint venture properties. Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2025, the Operating Partnership did not guarantee any unconsolidated joint venture-related mortgage indebtedness. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise.

Adverse changes in our credit ratings could negatively affect our financing ability and borrowing terms.

Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of existing financing or future financing we may obtain. There can be no assurance that we will be able to maintain and/or improve our current credit ratings. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which in turn would have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity.

Hedging activity may expose us to risks, including the risk that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.

As of December 31, 2025, we had approximately $430.7 million of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. As of December 31, 2025, we had interest rate hedging agreements in place for $386.7 million of variable rate cash flows which expire between January 1, 2027 and April 24, 2029, including the impact of forward swap agreements. We manage our exposure to interest rate risk by periodically entering into interest rate hedging agreements to effectively fix a portion of our variable rate debt. Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including that a counterparty to a hedging arrangement may fail to honor its obligations. We enter into swaps that are exempt from the requirements of central clearing and/or trading on a designated contract market or swap execution facility pursuant to the applicable regulations and rules, and thus there may be more counterparty risk relative to others who do not utilize such exemption. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

In addition, in connection with the Exchangeable Notes Offering, we entered into certain Capped Call Transactions (as defined herein) with option counterparties, which are financial institutions or affiliates of financial institutions (as defined herein), and we are subject to the risk that one or more of such option counterparties may default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived potential failure or financial difficulties of many financial institutions. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty’s obligations under the relevant Capped Call Transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in the market price of the common shares and in the volatility of the market price of the common shares. In addition, upon a default by any of the option counterparties, we may suffer dilution with respect to the common shares under the relevant Capped Call Transaction. We can provide no assurance as to the financial stability or viability of any of the option counterparties.

The price of our common shares may fluctuate significantly.

The market price of our common shares may fluctuate significantly in response to a variety of factors, many of which are beyond our control, including, but not limited to:

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

The exchange of the Exchangeable Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of the common shares.

The exchange of some or all of the Exchangeable Notes may dilute the ownership interests of our shareholders. Upon exchange of the Exchangeable Notes, the Operating Partnership has the option to pay, or pay and deliver (or cause the delivery of), as the case may be, cash, common shares or a combination of cash and common shares in respect of the portion, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. If the Operating Partnership elects to settle the portion, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged in common shares or a combination of cash and common shares, any sales in the public market of the common shares deliverable upon such exchange could adversely affect prevailing market prices of the common shares. In addition, the existence of the Exchangeable Notes may encourage short selling by market participants because the exchange of the Exchangeable Notes could be used to satisfy short positions, or anticipated exchange of the Exchangeable Notes for common shares could depress the price of the common shares.

The Operating Partnership may not have the ability to raise the funds necessary to settle exchanges of the Exchangeable Notes or to repurchase the Exchangeable Notes upon a fundamental change, and the Operating Partnership’s future debt may contain limitations on our ability to pay cash upon exchange or repurchase of the Exchangeable Notes.

Holders of the Exchangeable Notes will have the right, subject to certain conditions and limited exceptions, to require the Operating Partnership to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon exchange of the Exchangeable Notes, the Operating Partnership will be required to make cash payments in an amount at least equal to the principal amount of such Exchangeable Notes (or, if less, the exchange value thereof). However, the Operating Partnership may not have enough available cash or be able to obtain financing at the time it is required to make repurchases of Exchangeable Notes surrendered therefor or pay cash with respect to Exchangeable Notes being exchanged (or at the time we are required to pay such amounts due under the guarantee). In addition, the Operating Partnership’s ability to repurchase the Exchangeable Notes or to pay cash upon exchange of the Exchangeable Notes, and its ability to pay such amounts due under the guarantee of the Exchangeable Notes by the Company, may be limited by law, by regulatory authority or by agreements governing our indebtedness. The failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future exchanges of the Exchangeable Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Exchangeable Notes or the fundamental change itself could also lead to a default under agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, the Company or the Operating Partnership may not have sufficient funds to repay such indebtedness and repurchase the Exchangeable Notes and/or make cash payments upon exchanges thereof.

The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our liquidity and financial condition.

In the event the conditional exchange feature of the Exchangeable Notes is triggered, holders of Exchangeable Notes will be entitled to exchange their Exchangeable Notes at any time during specified periods at their option. If one or more holders elect to exchange their Exchangeable Notes, the Operating Partnership would be required to settle any exchanged principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to exchange their Exchangeable Notes, the Operating Partnership would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Exchangeable Notes as a current rather than long-term liability, which would result in a material reduction of the Operating Partnership’s net working capital.

The Capped Call Transactions entered into in connection with the issuance of the Exchangeable Notes may affect the market price of our common shares.

In connection with the Exchangeable Notes, we entered into the Capped Call Transactions with certain financial institutions as counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution to our common shares upon any conversion of the Exchangeable Notes and/or offset any cash payments the Operating Partnership is required to make in excess of the principal amount of such converted Exchangeable Notes, as the case may be, in the event that the market price per share of the common shares, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common shares and/or purchasing or selling our common shares or other securities of ours in secondary market transactions prior to the maturity of the Exchangeable Notes. This activity could also cause or prevent an increase or a decrease in the market price of our common shares.

Certain provisions in the indenture governing the Exchangeable Notes may delay or prevent an attempted takeover of us that might be financially advantageous to shareholders.

Certain provisions in the indenture governing the Exchangeable Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Exchangeable Notes will generally require the Operating Partnership to repurchase the Exchangeable Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the exchange rate for a holder that exchanges its notes in connection with a make-whole fundamental change. A takeover of our company may trigger the requirement that we repurchase the Exchangeable Notes and/or increase the exchange rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

Changes in the accounting treatment for exchangeable debt securities that may be settled in cash, such as the Exchangeable Notes, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Among other things, ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the “treasury stock” method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires the (i) entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share.

We adopted ASU 2020-06 as of January 1, 2022, and as such we expect the Exchangeable Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Exchangeable Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Exchangeable Notes. As a result of this amortization, the interest expense that we expect to recognize for the Exchangeable Notes for accounting purposes will be greater than the cash interest payments we will pay on the Exchangeable Notes, which will result in lower reported income.

In addition, we expect to apply the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the Exchangeable Notes were exchanged solely into common shares at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. Because the principal amount of the Exchangeable Notes upon exchange is required to be paid in cash, and only the excess is permitted to be settled in shares, the application of the “if-converted” method to the Exchangeable Notes offered hereby will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06. The effect of the “treasury stock” method is that the shares issuable upon exchange of such Exchangeable Notes are not included in the calculation of diluted earnings per share except to the extent that the exchange value of such notes exceeds their principal amount. As a result, our earnings per share could be lower than it would be if the Operating Partnership had not issued the Exchangeable Notes, even at times when the Exchangeable Notes are not exchangeable. The requirement that the principal amount of the Exchangeable Notes upon exchange must be paid in cash could adversely affect our liquidity.

We have not reached a final determination regarding the accounting treatment for the Exchangeable Notes, and the description above is preliminary. Accordingly, we may account for the Exchangeable Notes in a manner that is significantly different than described above. We cannot be sure whether other changes may be made to the current accounting standards related to the Exchangeable Notes, or otherwise, that could impact our accounting for the Exchangeable Notes and could have a material effect on the Operating Partnership’s or our reported financial results.

Risks Related to Federal Income Tax Laws

If we fail to qualify as a REIT, our operations and distributions to shareholders would be adversely affected.

We have elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). We believe that we are organized and operate in a manner that has allowed us to qualify and will allow us to remain qualified as a REIT under the Internal Revenue Code. However, there can be no assurance that we have qualified or will continue to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws, possibly with retroactive effect, with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

In order to maintain our qualification as a REIT, we are required to distribute to our shareholders at least 90% of our annual real estate investment trust taxable income (excluding any net capital gain and before application of the dividends paid deduction). In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our net capital gain for that year and (iii) 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our shareholders in a manner that allows us to meet the 90% distribution requirement and avoid this 4% excise tax, we cannot assure you that we will always be able to do so. We may need to borrow funds to meet the REIT distribution requirements and avoid the payment of income and excise taxes even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of cash reserves or required debt or amortization payments. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and per share trading price of our common shares.

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

For non-corporate taxpayers the maximum tax rate applicable to “qualified dividend income” paid by regular C corporations to U.S. shareholders generally is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, individual shareholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of the forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle the forward sale agreement for cash and the settlement price is below the forward sale price, we would be entitled to receive a cash payment from the forward purchaser. Under Section 1032 of the Internal Revenue Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Internal Revenue Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our shares would qualify for the exemption under Section 1032 of the Internal Revenue Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Internal Revenue Code. In that case, we may be able to rely upon the relief provisions under the Internal Revenue Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (1) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (2) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Internal Revenue Code.

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

Our information technology systems may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, customers, employees, tenants or other third parties with whom we do business or disrupt our business operations and information technology systems. While we maintain some of our own critical information technology systems, we also depend on third-party providers for important information technology software, products and services relating to several key business functions, such as payroll, electronic communications and certain accounting and finance functions, among others. Many of these providers have likewise experienced and expect to continue to experience cyberattacks and other security incidents. Such cyberattacks and security incidents may continue to increase in sophistication and frequency in the future.

A security compromise of our or our critical providers' information technology systems or business operations could occur through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization, or persons with access to systems inside our organization, due to malicious conduct, human error, negligence, and social engineering, as well as due to bugs, coding misconfigurations or other software vulnerabilities. Like many companies, we and third-party providers of certain information technology systems that we use have experienced intrusions and threats to data and information technology systems, and the risk of a future security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, cyber terrorists, and other outside parties, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We use information technology systems to manage our centers and other business processes. Disruption of those systems, for example, due to ransomware, could adversely impact our ability to operate our business to provide timely service to our customers and maintain our relationships with our tenants. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive customer, employee and Company information developed and maintained in the normal course of our business. Certain of these systems have been subjected to attempted attacks, and any attack on such systems that results in the unauthorized release or loss of customer, employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs of remediation and compliance (particularly in light of increased regulation of corporate data privacy and cybersecurity practices) and expose us to material legal claims and liability by private litigants (including class actions) and regulatory agencies. If the unauthorized release or loss of customer, employee or other confidential, sensitive data or material nonpublic information were to occur, our operations and financial results and our share price could also be adversely affected.

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

In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or our employees’ or counterparties’ confidential and other information processed and stored in, and transmitted through our or third-party computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to other counterparties, regulatory intervention or reputational damage. Additionally, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause investors, our customers or our tenants to lose confidence in the effectiveness of our cybersecurity measures. While we carry insurance related to cybersecurity events, our policies may not cover all of the costs and liabilities that could be incurred as the result of cyberattack or other security incident.

Our success depends, in part, on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, including our Chief Executive Officer, some of whom operate without the existence of employment agreements or similar employment and severance arrangements. Many of our senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities and partnering with tenants. Our ability to attract, retain and motivate talented employees, and develop talent internally, could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract, retain and/or develop other highly qualified individuals for these positions in the future. Additionally, the compensation and benefits packages we may need to offer to remain competitive for these individuals could increase the cost of replacement and retention. Losing any one or more of these persons could adversely affect our business, disrupt short-term operational performance, diminish our opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and others, which could have a material adverse effect on us.

Use of artificial intelligence presents risks and challenges that could impact our business.

As with many technological innovations, the use of artificial intelligence ("AI"), including generative AI tools, presents risks and challenges that could adversely affect our business. AI and its current and potential future applications, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve and it is impossible to predict the future risks that may arise from such developments. Recent technological advances in AI pose risks to us and our tenants. We and our tenants could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us to increased competition and regulation, which could materially and adversely affect our business, financial condition or results of operations. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us or our tenants.

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

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models could contain a degree of inaccuracy and error-potentially materially so-and could otherwise be inadequate or flawed, which could degrade the effectiveness of AI technology. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including reputational and competitive harm, loss of customers, and legal liability. Moreover, uncertainty in the regulatory environment related to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which continues to evolve and may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage, which could adversely affect our business. In addition, investments in AI may not realize the benefits that were anticipated.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect our performance.

The U.S. government has at times indicated a willingness to significantly change, and has in some cases significantly changed, trade policies or agreements. Specific proposals that could have a material impact on us involve matters including (but not limited to) changes to existing trade agreements or entry into new trade agreements, sanctions policies, import and export regulations, tariffs or proposed tariffs, taxes and customs duties, public company reporting requirements, environmental regulation, and antitrust enforcement. The U.S. administration has recently announced or proposed multiple new tariffs on certain industry sectors or imports from various countries, including India, the European Union, Switzerland, Mexico, Canada, and China. Because the situation is fluid and trade negotiations may be ongoing, we cannot at this time predict future trade policy or what additional actions, if any, will be taken by the U.S. government with respect to trade agreements or the imposition of additional tariffs or other measures, including ongoing trade negotiations between U.S. and other nations, as trade agreements are negotiated. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products offered by current and future tenants, decrease consumer income and spending, and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.

Additionally, political leaders around the world (including the U.S. and certain European nations) have been elected on protectionist platforms, fueling doubts about the future of global free trade. There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

Meeting Environmental, Social and Governance expectations or standards may impose additional costs and expose us to new risks.

Businesses across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance practices and reporting. If we do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing concern for environmental, social and governance issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and the business, financial condition and/or the value of our common shares could be materially and adversely affected.

Such attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report on. At the same time, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-environmental, social and governance” legislation or policies.

Views about environmental, social and governance issues have become a consideration in investment decisions, and as investors evaluate investment decisions, many investors look not only at company disclosures but also to environmental, social and governance rating systems that have been developed by third parties to allow environmental, social and governance comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our environmental, social and governance activities, but some investors may desire other disclosures that we do not provide. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain environmental, social and governance disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our shares, which could adversely impact our share price.

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

Our corporate technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our tenant relationships, for internal communications, for accounting to operate our record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

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

ITEM 2.PROPERTIES

As of December 31, 2025, our consolidated portfolio consisted of 31 outlet centers and three open-air lifestyle centers, totaling 14.0 million square feet located in 21 states. We own interests in six other outlet centers totaling approximately 2.1 million square feet through unconsolidated joint ventures, including two outlet centers located in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. Each of our outlet centers, except one joint venture property, features the Tanger brand name. Our consolidated centers range in size from 182,735 to 737,473 square feet. The centers are generally located near tourist destinations or along major interstate highways to provide visibility and accessibility to potential customers.

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

In September 2025, we acquired a 690,000-square-foot open-air outlet center in Kansas City, Kansas for $130.0 million, including the assumption of a $115.0 million, 7.57% interest-only mortgage, with an effective rate of 6.0% that matures in November 2027. The center is Kansas' only outlet center and serves as the retail anchor of Village West, the state's top tourist destination.

We believe that our centers are well diversified geographically and by tenant and that we are not dependent upon any single property or tenant. No property comprises more than 10% or more of our consolidated total assets or revenues as of December 31, 2025.

We have an ongoing strategy of acquiring centers, developing new centers and expanding existing centers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the cost of such programs and the sources of financing thereof.

As of December 31, 2025, of the 34 centers in our consolidated portfolio, we own the land underlying 28 and have ground leases on all or a portion of six centers. The following table sets forth information about such land leases:

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

The following table summarizes certain information with respect to our consolidated centers as of December 31, 2025:

State	Number of Centers	Square Feet	% of Square Feet
South Carolina	5	1,606,491	12
New York	2	1,466,850	10
Alabama	2	1,205,752	9
Georgia	3	1,179,697	8
Pennsylvania	3	1,000,976	7
Texas	2	823,717	6
Tennessee	2	740,746	5
North Carolina	2	696,194	5
Kansas	1	688,584	5
Ohio	1	638,396	5
Delaware	1	547,937	4
New Jersey	1	484,748	3
Arizona	1	410,753	3
Michigan	1	357,133	3
Florida	1	351,691	3
Missouri	1	329,861	2
Mississippi	1	325,831	2
Louisiana	1	322,063	2
Connecticut	1	311,229	2
Arkansas	1	269,642	2
New Hampshire	1	250,558	2
Total	34	14,008,849	100

The following table summarizes certain information with respect to our consolidated centers in which we have an ownership interest as of December 31, 2025. Except as noted, all properties are fully owned:

Consolidated Centers
Property Name	Location	Legal Ownership %	Square Feet (1)	% Occupied (1)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	100.0
Tanger Outlets Riverhead	Riverhead, NY (2)	100	729,377	98.4
Tanger Outlets Kansas City at Legends	Kansas City, KS (3)	100	688,584	96.2
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	651,016	92.9
Pinecrest, a Tanger Property	Cleveland, OH	100	638,396	98.2
Tanger Outlets Foley	Foley, AL	100	554,736	94.0
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (2)	100	547,937	100.0
Tanger Outlets Savannah	Savannah, GA	100	487,207	100.0
Tanger Outlets Atlantic City	Atlantic City, NJ (2) (3)	100	484,748	80.7
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	99.3
Tanger Outlets Sevierville	Sevierville, TN(2)	100	450,079	100.0
Tanger Outlets Myrtle Beach Hwy 501	Myrtle Beach, SC	100	426,523	99.0
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	100.0
Tanger Outlets Myrtle Beach Hwy 17	Myrtle Beach, SC (2)	100	404,341	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Lancaster	Lancaster, PA	100	377,417	100.0
Tanger Outlets Asheville	Asheville, NC	100	376,432	97.4
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	100.0
Tanger Outlets Commerce	Commerce, GA	100	371,408	100.0
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	97.0
Tanger Outlets Forth Worth	Fort Worth, TX	100	351,901	100.0
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (3) (4)	50	325,831	100.0
Tanger Outlets Gonzales	Gonzales, LA	100	322,063	98.9
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	100.0
Tanger Outlets Mebane	Mebane, NC	100	319,762	100.0
Tanger Outlets at Foxwoods	Mashantucket, CT (2)	100	311,229	95.6
Tanger Outlets Nashville	Nashville, TN	100	290,667	100.0
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	98.1
Tanger Outlets Tilton	Tilton, NH	100	250,558	98.6
Tanger Outlets Hershey	Hershey, PA	100	249,696	100.0
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	100.0
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	100.0
	Total		14,008,849	98.0
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)These properties or a portion thereof are subject to a ground lease.
(3)Property encumbered by mortgage. See Notes 7 and 8 to the consolidated financial statements for further details of our debt obligations.
(4)Based on capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in the venture's cash flow to be greater than our legal ownership percentage. We currently receive substantially all the economic interest of the property.

Unconsolidated joint venture properties
Property Name	Location	Legal Ownership %	Square Feet (1)	% Occupied (1)
Charlotte Premium Outlets	Charlotte, NC (2)	50	398,674	98.6
Tanger Outlets Ottawa	Ottawa, Ontario	50	357,213	99.6
Tanger Outlets Columbus	Columbus, OH (2)	50	355,245	100.0
Tanger Outlets Houston	Texas City, TX (2)	50	352,705	99.0
Tanger Outlets National Harbor	National Harbor, MD (2)	50	341,156	100.0
Tanger Outlets Cookstown	Cookstown, Ontario	50	307,883	96.8
	Total		2,112,876	99.0
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)Property encumbered by mortgage. See Note 5 to the consolidated financial statements for further details of our joint ventures' debt obligations.

Managed Property	Location	Square Feet
Tanger Outlets Palm Beach	Palm Beach, FL	457,326

Base Rents and Occupancy Rates

The following table sets forth our year end occupancy and average annual base rent per square foot during each of the last five calendar years for our consolidated centers:

	2025	2024	2023	2022	2021
Occupancy	98%	98%	97%	97%	95%
Average annual base rent per square foot (1)	$27.77	$26.83	$26.07	$25.25	$23.79
(1)Average annual base rent per square foot is calculated based on base rental revenues recognized during the year on a straight-line basis including non-cash adjustments to base rent required by United States Generally Accepted Accounting Principles ("GAAP") and the effects of inducements and rent concessions divided by the weighted average total square feet of the consolidated portfolio. Average annual base rent excludes tenant payments for common area maintenance and reimbursements.

Lease Expirations

The following table sets forth, as of December 31, 2025, scheduled lease expirations for our consolidated centers, assuming none of the tenants exercise renewal options:

Year	No. of Leases Expiring	Approx. Square Feet (in 000's) (1)	Average Annualized Base Rent per sq. ft	Annualized Base Rent (in 000's) (2)	% of Annualized Base Rent Represented by Expiring Leases
2026	498	1,943	$32.88	$63,888	18
2027	441	2,282	30.06	68,598	19
2028	387	2,257	28.73	64,852	18
2029	241	1,241	31.83	39,498	11
2030	218	1,355	30.34	41,117	11
2031	113	696	25.84	17,974	5
2032	78	519	29.74	15,430	4
2033	84	444	36.72	16,305	5
2034	70	311	38.83	12,061	3
2035	61	283	37.00	10,474	3
2036 and after	52	401	30.53	12,249	3
	2,243	11,732	$30.89	$362,446	100
(1)Excludes leases that have been entered into but which tenant has not yet taken possession, vacant space, leases that have turned over but are not open, and temporary leases, and residential, totaling in the aggregate approximately 2.3 million square feet of our consolidated centers. 2026 lease expirations include month-to-month leases.
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

Expiring leases

The following table sets forth information regarding the expiring leases for our consolidated centers during each of the last five calendar years:

	Total Expiring		Renewed by Existing Tenants
Year (1)	Square Feet (in 000's)	% of Total Center Square Feet (2)	Square Feet (in 000's)	% of Expiring Square Feet
2025	2,610	19	1,972	76
2024	2,228	17	1,692	76
2023	1,766	14	1,642	93
2022	1,968	17	1,559	79
2021	1,728	15	1,359	79
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

	Renewals of Existing Leases			Stores Re-leased to New Tenants
		Initial Rent (2)			Initial Rent (2)
		($ per sq. ft.)			($ per sq. ft.)
Year	Square Feet (in 000's)	New	Rent Spread %(3)	Square Feet (in 000's)	New	Rent Spread %(3)
2025	2,265	$37.46	6	334	$50.03	31
2024	1,850	$35.37	14	126	$48.19	37
2023	1,711	$37.78	12	157	$46.58	37
2022	1,693	$30.72	9	122	$43.47	28
2021	978	$31.08	—	192	$29.27	(4)
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

Year	Occupancy Costs as a % of Tenant Sales
2025	9.7
2024	9.5
2023	9.3
2022	8.6
2021	8.1

As of December 31, 2025, our occupancy cost ratio increased to 9.7%. The increase from 2024 predominantly relates to higher tenant occupancy costs.

Tenants

The following table sets forth certain information for our consolidated centers with respect to our 25 largest tenants based on total annualized base rent as of December 31, 2025 (1) :

Tenant	Brands	# of Stores	Gross Leasable Area (GLA)	% of Total GLA	% of Total Annualized Base Rent (2)
The Gap, Inc.	Athleta, Banana Republic, Gap, Old Navy	90	935,042	6.7%	5.1%
KnitWell Group LLC; Lane Bryant Brands Opco LLC	Ann Taylor, Chicos, Lane Bryant, Loft, Soma Intimates, Talbots, White House/Black Market	111	506,427	3.6%	4.4%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters, Offline by Aerie	53	337,174	2.4%	3.1%
Tapestry, Inc.	Coach, Kate Spade	54	255,319	1.8%	3.0%
Under Armour, Inc.	Under Armour, Under Armour Youth	31	286,213	2.0%	2.9%
Catalyst Brands	Aéropostale, Brooks Brothers, Eddie Bauer, Lucky Brands, Nautica	55	283,039	2.0%	2.6%
Nike, Inc.	Converse, Nike	34	407,245	2.9%	2.4%
PVH Corp.	Calvin Klein, Tommy Hilfiger	35	264,546	1.9%	2.3%
Signet Jewelers Limited	Banter by Piercing Pagoda, Jared, Kay Jewelers, Zales	52	112,739	0.8%	2.0%
Columbia Sportswear Company	Columbia Sportswear	24	182,250	1.3%	1.9%
Skechers USA, Inc.	Skechers	28	202,122	1.4%	1.8%
Luxottica Group S.p.A.	Lenscrafters, Oakley, Sunglass Hut	63	99,654	0.7%	1.8%
Carter’s, Inc.	Carters, OshKosh B'gosh	39	174,207	1.2%	1.7%
Rack Room Shoes	Off Broadway Shoes, Rack Room Shoes	24	166,386	1.2%	1.7%
Adidas AG	Adidas	24	177,199	1.3%	1.6%
Capri Holdings Limited	Michael Kors	27	140,676	1.0%	1.6%
Crocs Inc.	Crocs, Hey Dude	48	133,489	1.0%	1.5%
Levi Strauss & Co.	Levi's	29	122,577	0.9%	1.5%
V. F. Corporation	The North Face, Timberland, Vans	27	140,402	1.0%	1.4%
Victoria's Secret & Co.	Pink by Victoria's Secret, Victoria's Secret	21	146,021	1.0%	1.4%
J. Crew	J. Crew Factory, J. Crew The Men's Shop, Madewell	23	123,928	0.9%	1.3%
Caleres Inc.	Allen Edmonds, Famous Footwear	23	131,622	0.9%	1.2%
Vera Bradley, Inc.	Vera Bradley	24	91,739	0.7%	1.2%
H & M Hennes & Mauritz LP.	H&M	19	409,893	2.9%	1.2%
Ralph Lauren Corporation	Polo Children, Polo Ralph Lauren	29	349,035	2.5%	1.2%
Total of Top 25 tenants		987	6,178,944	44.0%	51.8%
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

INFORMATION ABOUT THE EXECUTIVE OFFICERS OF TANGER INC.

The following table sets forth certain information concerning the Company's executive officers. The Operating Partnership does not have executive officers:

Name	Age	Position
Stephen J. Yalof	63	Director, President and Chief Executive Officer
Michael J. Bilerman	50	Executive Vice President - Chief Financial Officer and Chief Investment Officer
Leslie A. Swanson	55	Executive Vice President - Chief Operating Officer
Jessica K. Norman	44	Executive Vice President - Chief Administrative Officer, General Counsel and Secretary
Justin C. Stein	46	Executive Vice President - Chief Revenue Officer

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

Michael J. Bilerman. Mr. Bilerman is the Company’s Executive Vice President - Chief Financial Officer and Chief Investment Officer. Mr. Bilerman joined the Company in November 2022 as Executive Vice President - Chief Financial Officer and Chief Investment Officer, bringing nearly 25 years of real estate capital markets, industry and leadership experience. Prior to joining the Company, Mr. Bilerman served as a Managing Director at Citigroup Inc., a global financial services company, from 2008 to 2022, leading the firm’s global real estate investment research franchise and the U.S. Real Estate & Lodging team, which had coverage of over 250 publicly traded companies globally across all real estate and infrastructure sectors. Over his career, Mr. Bilerman has received significant industry, team and individual recognitions including being named to Institutional Investor’s All America Research Team for 15 years straight prior to joining the Company and receiving Nareit’s Industry Achievement Award in 2020, awarded annually to one industry professional whose acumen and integrity have helped heighten awareness of REITs and publicly traded real estate. Mr. Bilerman served in various other leadership capacities at Citigroup, Inc. since 2004, and previously was employed by Goldman Sachs from 1998 to 2004 in Investment Banking and then in Equity Research. He is a graduate of McGill University with a double major in finance and strategic management.

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

Jessica K. Norman. Ms. Norman joined the Company in September 2023 as Executive Vice President - General Counsel and Secretary. In January 2026, she was promoted to Executive Vice President - Chief Administrative Officer, General Counsel and Secretary. Prior to joining the Company, she served as Chief Legal Officer of Independence Realty Trust ("IRT"), a publicly traded REIT that owns and operates multifamily apartment properties across non-gateway U.S. markets. Prior to joining IRT in 2016, she served for two years as Managing Director, Corporate Counsel for IRT's external advisor, RAIT Financial Trust, where she was primarily responsible for overseeing legal matters affecting IRT. Before moving in-house, Ms. Norman spent 8 years in private practice specializing in commercial real estate and finance. Since 2021, Ms. Norman has also served as a board member and co-chair for the Nominating and Governance Committee for the Ronald McDonald House Charities® of the Philadelphia Region. Ms. Norman holds a Bachelor of Science in Business and Economics from the University of Pittsburgh, as well as a Juris Doctorate and a Master of Business Administration from Temple University.

Justin C. Stein. Mr. Stein joined the Company in October 2021 as Executive Vice President - Leasing. In January 2026, he was promoted to Executive Vice President - Chief Revenue Officer. Prior to joining the Company, he served as Senior Vice President of Leasing at Simon Property Group, Inc., a commercial real estate company, for 10 years. A consistent top producer and key member of their leadership team, Mr. Stein’s innovative approach to deal making and relationship-driven mentality has made him one of the most respected and productive persons in the industry. He also has more than eight years of experience in the retail brokerage industry as a Managing Director of Retail for Newmark, CBRE and Cushman & Wakefield, all of which are commercial real estate companies. Mr. Stein’s major responsibilities include managing the leasing strategies for Tanger’s operating properties, as well as expansions and new developments. He also oversees the leasing personnel and the merchandising and occupancy for Tanger properties. Mr. Stein is a graduate of Bryant University where he earned a B.S. in Computer Information Systems. He also earned a Master’s of Science, Information Systems from Stevens Institute of Technology.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Tanger Inc. Market Information

The Company's common shares commenced trading on the New York Stock Exchange on May 28, 1993, and are listed on the New York Stock Exchange with the ticker symbol "SKT".

Holders

As of February 2, 2026, there were approximately 321 common shareholders of record.

Share Repurchases

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding shares, replacing the previously authorized plan to repurchase up to $100.0 million of the Company's outstanding shares that expired May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares subsequent to the authorization of the repurchase plan in May 2025. The remaining amount authorized to be repurchased under the program as of December 31, 2025 was $200.0 million.

The following table summarizes our common share repurchases for the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2025 to October 31, 2025	—	$—	—	$200.0
November 1, 2025 to November 30, 2025	—	—	—	200.0
December 1, 2025 to December 31, 2025	—	—	—	200.0
Total	—	$—	—	$200.0

For certain restricted common shares that vested during the three months ended December 31, 2025, we withheld shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld upon vesting was 24,233 for the three months ended December 31, 2025.

In January 2026, we used approximately $20 million of the net proceeds from the Exchangeable Notes Offering to repurchase 589,622 of the Company’s common shares concurrently with the pricing of the Exchangeable Notes in privately negotiated transactions for $33.92 per common share.

Dividends

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT is required to distribute at least 90% of its taxable income to its shareholders each year. We intend to continue to qualify as a REIT and to distribute substantially all of our taxable income to our shareholders through the payment of regular quarterly dividends. Certain of our debt agreements limit the payment of dividends such that dividends shall not exceed funds from operations ("FFO"), as defined in the debt agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. During the years ended 2025 and 2024, the Company paid dividends aggregating $1.1525 and $1.085 per share, respectively. In January 2026, the Board declared a quarterly dividend of $0.2925 per share, which was paid on February 13, 2026. The Board continues to evaluate the potential for future dividend payments on a quarterly basis. We were in compliance with REIT taxable income distribution requirements for the 2025 tax year.

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

All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of dividends. Share price performance, presented for the five years ended December 31, 2025, is not necessarily indicative of future results.

Tanger Inc.
Comparison of 5-year Cumulative Total Return
Index Value
500
400
300
200
100
0
12/31/20
12/31/2021
12/31/22
12/31/23
12/31/24
12/31/25
Tanger Inc.
Dow Jones Equity All REIT Index
Dow Jones U.S. Real Estate Retail Index
S&P 500 Index

	Period Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Tanger Inc.	100.00	201.59	196.94	319.16	407.58	413.25
Dow Jones Equity All REIT Index	100.00	141.20	105.89	117.86	123.58	126.55
Dow Jones U.S. Real Estate Retail Index	100.00	156.73	135.11	149.27	168.71	178.04
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16

Tanger Properties Limited Partnership Market Information

There is no established public trading market for the Operating Partnership's common units. As of December 31, 2025, the Company and its wholly-owned subsidiary, Tanger LP Trust, owned 115,097,359 units of the Operating Partnership and the Non-Company LPs owned 4,662,904 Class A limited partnership units of the Operating Partnership. We made distributions per common unit during the year ended 2025 as follows:

2025
First Quarter	$0.2750
Second Quarter	0.2925
Third Quarter	0.2925
Fourth Quarter	0.2925
Distributions per unit	$1.1525

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of December 31, 2025, we had 31 consolidated centers and 3 open-air lifestyle centers in 21 states totaling 14.0 million square feet. We also had 6 unconsolidated centers totaling 2.1 million square feet, including 2 outlet centers located in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that impacted our results of operations and liquidity from December 31, 2022 to December 31, 2025:

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet (in thousands)	Number of Centers	Square Feet (in thousands)	Number of Centers	Square Feet (in thousands)	Number of Centers
As of December 31, 2022		11,353	29	2,113	6	457	1
Additions:
Marketplace Palm Beach, FL	Third Quarter	—	—	—	—	301	1
Nashville, Tennessee	Fourth Quarter	291	1	—	—	—	—
Asheville, North Carolina	Fourth Quarter	382	1	—	—	—	—
Huntsville, Alabama	Fourth Quarter	651	1	—	—	—	—
Other		13	—	—	—	—	—
As of December 31, 2023		12,690	32	2,113	6	758	2
Additions:
Little Rock, Arkansas	Fourth Quarter	270	1	—	—	—	—
Other		—	—	—	—	—	—
As of December 31, 2024		12,960	33	2,113	6	758	2
Dispositions:
Howell, Michigan	Second Quarter	(314)	(1)	—	—	—	—
Marketplace Palm Beach, FL	Second Quarter	—	—	—	—	(301)	(1)
Additions:
Cleveland, Ohio	First Quarter	639	1	—	—	—	—
Kansas City, Kansas	Third Quarter	690	1	—	—	—	—
Other		34	—	—	—	—	—
As of December 31, 2025		14,009	34	2,113	6	457	1

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the years ended December 31, 2025 and 2024, respectively:

Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	495	2,599	$39.07	9.3%	$6.73	4.06
2024	402	1,976	$36.19	15.2%	$3.79	3.19

Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000s)	New Initial Rent (psf) (3)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	555	2,887	$39.53	$11.33	4.43
2024	454	2,250	$36.64	$10.16	3.81
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
(5)Includes other landlord costs.

Results of Operations

2025 Compared to 2024

Net income
Net income increased $16.7 million in 2025 to a net income of $119.5 million compared to net income of $102.8 million for 2024. The change in net income was primarily due to the following:

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
•higher interest expense due to the increased balance on our unsecured lines of credit that were used to partially fund our acquisitions; and
•an impairment charge of $4.2 million recorded in the first quarter of 2025 related to our Howell, MI center.

In the tables below, information set forth for acquired properties includes our centers in Little Rock, AR, Cleveland, OH and Kansas City, KS that were acquired in December 2024, February 2025 and September 2025, respectively. Properties disposed includes the center in Howell, MI that sold in April 2025.

Rental Revenues
Rental revenues increased $53.4 million in 2025 compared to 2024. The following table sets forth the changes in various components of rental revenues (in thousands):

	2025	2024	Increase/(Decrease)
Rental revenues from existing properties	$505,578	$489,235	$16,343
Rental revenues from acquired properties and property disposed	40,095	6,935	33,160
Straight-line rent adjustments	3,410	607	2,803
Lease termination fees	1,103	896	207
Amortization of above and below market rent adjustments, net	710	(157)	867
	$550,896	$497,516	$53,380
Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Straight-line rent adjustment income has increased in conjunction with the additional properties added to the portfolio and stronger lease execution results.

Management, Leasing and Other Service Revenues
Management, leasing and other service revenues increased $127,000 in 2025 compared to 2024. The following table sets forth the changes in various components of management, leasing and other services (in thousands):

	2025	2024	Increase/(Decrease)
Management and marketing	$3,493	$3,552	$(59)
Leasing and other fees	872	1,033	(161)
Expense reimbursements from unconsolidated joint ventures and managed properties	5,407	5,060	347
	$9,772	$9,645	$127

Other Revenues
Other revenues increased $2.0 million in 2025 as compared to 2024. The following table sets forth the changes in other revenues (in thousands):

	2025	2024	Increase/(Decrease)
Other revenues from existing properties	$20,147	$18,580	$1,567
Other revenues from acquired properties and property disposed	747	322	425
	$20,894	$18,902	$1,992

Other revenues from existing properties increased in 2025 due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

Property Operating Expenses
Property operating expenses increased $17.8 million in 2025 compared to 2024. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2025	2024	Increase/(Decrease)
Property operating expenses from existing properties	$150,857	$148,671	$2,186
Property operating expenses from acquired properties and property disposed	18,234	2,977	15,257
Expenses related to unconsolidated joint ventures and managed properties	5,407	5,060	347
Other property operating expense	2,004	2,021	(17)
	$176,502	$158,729	$17,773

Property operating expenses from existing properties increased in the 2025 period primarily from higher snow removal costs, property taxes and property payroll related expenses, partially offset by decreases in advertising expenses and property insurance costs.

General and Administrative Expenses
General and administrative expenses increased $702,000 in 2025 compared to 2024. We recorded executive separation amounts totaling $1.6 million in the 2024 period. We had no executive separation costs in 2025. Exclusive of the 2024 amounts, general and administrative expenses increased approximately $2.3 million primarily due to higher compensation expenses, healthcare costs and technology related licensing costs, partially offset by lower third-party professional fees.

Depreciation and Amortization
Depreciation and amortization expense increased $12.3 million in 2025 compared to 2024. The following table sets forth the changes in various components of depreciation and amortization costs from the 2024 period to the 2025 period (in thousands):

	2025	2024	Increase/(Decrease)
Depreciation and amortization expenses from existing properties	$133,656	$136,889	$(3,233)
Depreciation and amortization from acquired properties and property disposed	17,320	1,801	15,519
	$150,976	$138,690	$12,286

The decrease in depreciation and amortization from existing properties was primarily due to acquisition intangible lease related costs that became fully depreciated from prior acquisitions between the comparative periods.

Interest Expense
Interest expense increased $5.2 million in 2025 compared to 2024. We had outstanding balances averaging approximately $76.5 million on our unsecured lines of credit during 2025 compared to an average of $21.7 million in 2024. In addition, we assumed a $115.0 million interest only mortgage with the acquisition of the Kansas City, KS center in September 2025.

Other Income (Expense)
Other income (expense) decreased approximately $816,000 in 2025 compared to 2024 driven by higher interest income earned during the 2024 period from higher average cash balances. During the second half of 2024, we raised $115.9 million of proceeds through our ATM Program which were invested to interest bearing accounts until ultimately deployed into the February 2025 Pinecrest, OH acquisition, contributing to the reduction in other income.

Equity in Earnings of Unconsolidated Joint Ventures
Equity in earnings of unconsolidated joint ventures increased approximately $2.3 million in the 2025 period compared to the 2024 period. The Galveston joint venture refinanced its mortgage during the second quarter of 2025 that resulted in a lower interest rate and the Charlotte joint venture produced stronger comparative results between the periods.

2024 Compared to 2023

For a discussion of our results of operations for the year ended December 31, 2024, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our liquidity is dependent on the Operating Partnership's ability to make sufficient distributions to us. The Operating Partnership is a party to loan agreements with various bank lenders that require the Operating Partnership to comply with various financial and other covenants before it may make distributions to us. We also guarantee some of the Operating Partnership's debt. If the Operating Partnership fails to fulfill its debt requirements, which would trigger our guarantee obligations, then we may be required to fulfill our cash payment commitments under such guarantees. However, our only material asset is our investment in the Operating Partnership.

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

For tax reporting purposes, we distributed approximately $130.2 million during 2025. If in any taxable year, we were to fail to qualify as a REIT and certain statutory relief provisions were not applicable, we would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax for tax years prior to 2019) on our taxable income at the regular corporate rate.

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

We currently consolidate the Operating Partnership because we have (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. We do not have significant assets other than our investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and we have guaranteed some of the Operating Partnership's unsecured debt as discussed below. Because we consolidate the Operating Partnership, the section entitled "Liquidity and Capital Resources of the Operating Partnership" should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

Dividend Declarations

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

In January 2026, the Board declared a $0.2925 cash dividend per common share payable on February 13, 2026 to each shareholder of record on January 30, 2026, and a $0.2925 cash distribution per general and limited partnership unit to the Operating Partnership's unitholders.

ATM Program

Under our at-the-market share offering program (“ATM Program”), we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $400 million. The ATM Program includes forward sales capability detailed in the “Forward Sale Agreements” section below. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Program for external growth, working capital and general corporate expenses. As of December 31, 2025, we had approximately $400.0 million remaining available for sales of shares under the ATM Program.

The following table sets forth information regarding settlements under our ATM Offering program:

	2025	2024	2023
Number of common shares settled during the period	1,915,762	3,374,184	3,494,919
Average price per share	$36.40	$34.34	$25.75
Aggregate gross proceeds (in thousands)	$69,731	$115,878	$89,986
Aggregate net proceeds after commissions and fees (in thousands)	$69,314	$114,541	$88,861

There were no sales of our common shares during 2025. However, during the third quarter of 2025, we settled all of the forward shares that were outstanding under the ATM Program, as discussed in the “Forward Sale Agreements” section below.

Forward Sale Agreements

During the fourth quarter of 2024, we sold an aggregate of 1.9 million shares under the ATM Program, which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. In September 2025, we settled all of the outstanding forward shares that were issued under the ATM Program for total gross proceeds of $69.7 million. A portion of the proceeds were used to fund the acquisition of the Legends Outlets in Kansas City, Kansas.

Share Repurchase Program

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding shares, replacing the previously authorized plan to repurchase up to $100.0 million of the Company's outstanding shares that expired May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares in 2025 subsequent to the authorization of the repurchase plan in May 2025. The remaining amount authorized to be repurchased under the program as of December 31, 2025 was $200.0 million.

In January 2026, we used approximately $20 million of the net proceeds from the Exchangeable Notes Offering to repurchase 589,622 of the Company’s common shares concurrently with the pricing of the Exchangeable Notes in privately negotiated transactions for $33.92 per common share.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the years ended December 31, 2025 and 2024, respectively (in thousands):

	2025	2024	Change
Capital expenditures analysis:
New center developments, redevelopments, first generation tenant allowances and expansions (1)	$32,474	$27,008	$5,466
Renovations	7,497	6,243	1,254
Second generation tenant allowances (2)	20,540	24,437	(3,897)
Other capital expenditures (3)	37,824	27,152	10,672
	98,335	84,840	13,495
Conversion from accrual to cash basis	(8,157)	15,597	(23,754)
Additions to rental property-cash basis	$90,178	$100,437	$(10,259)
(1)The increase in new center developments, redevelopments, first generation tenant allowances and expansions was primarily due to outparcel investments and center enhancements.
(2)In the 2025 and 2024 periods, second generation tenant allowances are presented net of $646,000 and $206,000 tenant allowance reversals respectively, which were the result of a lease modifications.
(3)The increase in other capital expenditures in 2025 was primarily related to recent acquisitions and larger scale projects.

We expect total capital expenditures for 2026 to be approximately $120.0 million as compared to capital expenditures of $90.2 million in 2025. The higher 2026 amount as compared to 2025 is driven primarily by renovations and redevelopments at certain centers and continuing operational capital expenditures. We expect to maintain sufficient liquidity to fund these capital expenditures.

Acquisitions, Development and Disposition

Our transaction summary for 2025, 2024 and 2023 is shown in the following table:

Center	Location	Type	Date	Square Feet	Investment or Sale Amount (in millions)
2025
Tanger Outlets Howell	Howell, MI	Disposition	April 2025	314,000	$17.0
Pinecrest	Cleveland, OH	Acquisition	February 2025	640,000	167.0
Tanger Outlets Kansas City at Legends	Kansas City, KS	Acquisition	September 2025	690,000	130.0
Total				1,330,000	$297.0

2024
The Promenade at Chenal	Little Rock, AR	Acquisition	December 2024	270,000	$73.1
Total				270,000	$73.1

2023
Tanger Outlets Asheville	Asheville, NC	Acquisition	November 2023	382,000	$70.0
Bridge Street Town Centre	Huntsville, AL	Acquisition	November 2023	825,000	193.5
Tanger Outlets Nashville	Nashville, TN	Development	October 2023	291,000	145.0
Total				1,498,000	$408.5

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop or acquire centers. As of December 31, 2025, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers located in Canada. See Note 5 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, the carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests in the joint venture), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs during the year ended 2026 based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance all or portion of their debt obligations, including the ability to exercise upcoming extensions of near-term maturities.

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

Future Debt Obligations
As described further in Note 8 to the consolidated financial statements, as of December 31, 2025, scheduled maturities and principal amortization of our existing debt for 2026, 2027, and 2028 are $355.7 million, $740.0 million and $44.0 million, respectively. There are no scheduled maturities in 2029. As of December 31, 2025, scheduled maturities after 2029 aggregate to $461.7 million. In anticipation of our upcoming maturities, we have raised $225 million of incremental term loans, extended the maturity to 2030, and $250 million of proceeds from our Exchangeable Notes.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2025 and the debt transactions discussed in our subsequent events footnote, these interest obligations total approximately $306.2 million and range from approximately $52.0 million to $79.1 million on an annual basis over the next five years. Our variable rate debt agreements are based on Daily SOFR so the Daily SOFR rate at December 31, 2025, combined with interest rate swaps entered into, was used to calculate future interest expense.

Operating Lease Obligations
As described further in Note 20 to the consolidated financial statements, as of December 31, 2025, we had a total of $249.6 million of minimum operating lease obligations. These minimum lease payments range from approximately $5.1 million to $6.4 million on an annual basis over the next five years.

Other Contractual Obligations
Other contractual obligations totaled $4.7 million as of December 31, 2025. These obligations range from approximately $338,000 to $2.1 million on an annual basis over the next five years.

Cash Flows

The following table sets forth our changes in cash flows from 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by operating activities	$295,421	$260,592	$34,829
Net cash used in investing activities	(263,537)	(178,007)	(85,530)
Net cash used in financing activities	(25,622)	(48,335)	22,713
Effect of foreign currency rate changes on cash and equivalents	326	(122)	448
Net increase/(decrease) in cash and cash equivalents	$6,588	$34,128	$(27,540)

Operating Activities
The increase in net cash provided by operating activities was primarily due to the addition of two centers during 2025, changes in working capital and an increase in rental revenues at existing centers primarily driven by an increase in occupancy rates and increase in rental rates.

Investing Activities
The increase in net cash used in investing activities was primarily driven by the acquisition of our Cleveland, OH and Kansas City, KS centers during 2025, partially offset by proceeds from the sale of our center in Howell, MI.

Financing Activities
The primary cause for the decrease in net cash used in financing activities was higher draws on our unsecured lines of credit to fund acquisitions and development and proceeds from the amendment of our mortgage at our Southaven, MS center, offset by higher dividend payments and lower proceeds from share issuances.

Financing Arrangements

See Notes 7 and 8 to the consolidated financial statements, for details of our current outstanding debt, financing transactions that have occurred over the past three years and debt maturities. As of December 31, 2025, unsecured borrowings represented 89% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. As of December 31, 2025, 3% of our outstanding debt, excluding variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations.

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

We believe our current balance sheet position is financially sound, particularly given our recent extension and expansion of our term loans and issuance of our exchangeable notes in January 2026 along with capacity under our existing line of credit; however, due to the uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and our next significant debt maturity, which is our $350.0 million unsecured senior notes due September 2026.

Equity Offerings under the ATM Program
During 2025, we did not sell any shares under our at-the-market share offering program (“ATM Program”). As of December 31, 2025, we have a remaining authorization of $400.0 million under the ATM Program.

Our ATM Program also provides that we may sell common shares through forward sale contracts. Actual sales under the ATM Program will depend on a variety of factors including market conditions, the trading price of our common shares, our capital needs, and our determination of the appropriate sources of funding to meet such needs.

During the fourth quarter of 2024, we sold an aggregate of 1.9 million shares under the ATM Program which were subject to forward sale agreements for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. In September 2025, we settled all of the outstanding forward shares under the ATM Program for total gross proceeds of $69.7 million. A portion of the proceeds were used to fund the acquisition of the Legends Outlets in Kansas City, Kansas.

Unsecured Term Loans
In January 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million and has a combined $150.0 million available under a delayed draw feature, allowing us to draw the proceeds over a six to nine month period. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

Derivatives
Throughout 2025 and into January 2026, we entered into several interest rate swap agreements on our unsecured debt totaling $275.0 million with effective dates throughout 2026 with a weighted average interest rate of 3.3%. These agreements have expiration dates ranging from October 1, 2027 to September 1, 2030.

Unsecured Lines of Credit Amendments
In January 2026, the Operating Partnership also entered into amendments to each of (i) the Revolving Credit Agreement with, Bank of America, N.A., as administrative agent, and the lenders party thereto, and (ii) the Liquidity Credit Agreement with Bank of America, N.A.,referred to herein as the Operating Partnership’s unsecured lines of credit, such amendments in each case removing the 10 basis point SOFR credit adjustment spread and making certain conforming changes from the 2030 Term Loan and the 2033 Term Loan.

Exchangeable Notes
In January 2026, the Operating Partnership issued $250.0 million aggregate principal amount of 2.375% Exchangeable Senior Notes due 2031 (the “Exchangeable Notes”), which are guaranteed, on a senior unsecured basis, by the Company. The Exchangeable Notes bear interest at a rate of 2.375% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The Exchangeable Notes mature on January 15, 2031, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes will be exchangeable at an initial exchange rate of 24.0662 common shares per $1,000 principal amount of the Exchangeable Notes (equivalent to an exchange price of approximately $41.55 per common share). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. Net proceeds after the initial purchaser’s discount and estimated offering costs were approximately $243 million.

In connection with the Exchangeable Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the Exchangeable Notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of Company common shares that underlie the Exchangeable Notes. The cap price of the capped call transaction initially is approximately $47.49 per share, which represents a premium of approximately 40% over the last reported sale price of the Company's common shares of $33.92 per share on the New York Stock Exchange on January 7, 2026, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Exchangeable Notes were used to pay the capped call premium of approximately $9 million, which will be recorded in shareholders' equity for the Company and partners' equity for the Operating Partnership.

Finally, concurrent with the pricing of the Exchangeable Notes, we repurchased approximately 590,000 Company common shares for approximately $20 million in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate, at a price per share equal to the last reported sale price of the Common Shares on the New York Stock Exchange on January 7, 2026.

Other Financing Activity

In April 2025, the Southaven, Mississippi consolidated joint venture amended its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) + 2.0%. In December 2025, the mortgage was amended to remove the SOFR spread, making the interest rate Daily SOFR + 2.0%. In May 2025, we entered into an interest rate swap transaction to fix the interest rate at 3.5% through April 2029.

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

Debt Covenants

We have historically been, and, at December 31, 2025 are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, we may be restricted from paying dividends to our shareholders in excess of dividends required to maintain our REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of December 31, 2025, we were in compliance with all financial and non-financial covenants related to our debt obligations, as detailed below:

Senior unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	37%
Total Secured Debt to Adjusted Total Assets	< 40%	4%
Total Unencumbered Assets to Unsecured Debt	> 150%	277%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.6	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	35%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	6%
EBITDA to Fixed Charges	> 1.5 x	4.7	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	29%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.8	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures and guarantees of such debt provided by us as of December 31, 2025 (dollars in millions):

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate	Effective Interest Rate	Percent Guaranteed by the Operating Partnership
Charlotte, NC	50%	$96.0	July 2028	4.27%	4.3%	—%
Columbus, OH	50%	71.0	October 2032	6.25%	6.3%	—%
Houston, TX	50%	60.0	June 2030	Daily SOFR + 1.65%	5.1%	—%
National Harbor, MD	50%	90.4	January 2030	4.63%	4.6%	—%
Debt origination costs	50%	(1.7)
		$315.7			5.0%
Houston/Galveston, Texas
In June 2025, the Galveston/Houston joint venture refinanced its mortgage loan to extend the maturity from June 2026 to June 2030, which included an increase in principal balance from $58.0 million to $60.0 million, and reduced the interest rate from the Daily Secured Overnight Financing Rate (“Daily SOFR”) + 3.0% to Daily SOFR + 1.65%. In conjunction with this refinancing, the joint venture entered into a $60.0 million interest rate swap that fixes Daily SOFR at 3.4% until June 2029. The refinancing provided for the removal of the Operating Partnership's principal guarantee.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $51.1 million, and the estimated potential disposition proceeds of the sale of the center, $65.5 million (in aggregate totaling $116.6 million) exceeds the carrying value of $102.1 million by $14.6 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center. Accordingly, we will continue to monitor circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. As these inputs are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated by management in its impairment analysis may not be achieved, and actual losses or impairment may be realized in the future.

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

We allocate the purchase price of asset acquisitions based on the fair value of land, building, tenant improvements, debt and deferred lease costs and other intangibles, such as the value of leases with above or below market rents, origination costs associated with the in-place leases, the value of in-place leases and tenant relationships, if any. We depreciate the amount allocated to building, deferred lease costs and other intangible assets over their estimated useful lives, which range up to 36 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values of below market leases that are considered to have renewal periods with below market rents are amortized over the remaining term of the associated lease plus the renewal periods when the renewal is deemed probable to occur. The value associated with in-place leases is amortized over the remaining lease term and tenant relationships are amortized over the expected term, which includes an estimated probability of the lease renewal. If a tenant terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangibles is written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). In instances where an acquisition includes the assumption of a mortgage or other debt, we amortize the related discount or premium over the life of the debt instrument. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. These cash flow projections may be derived from various observable and unobservable inputs and assumptions. Also, we may utilize third-party valuation specialists.

The table below summarizes our asset acquisitions from 2023 - 2025. Purchase price includes capitalized transaction costs.

Date	Purchase Price	Debt Assumed	Intangible Assets
2025	Kansas City, KS center was acquired for a total purchase price of $130.0 million.	$115.0 million, 7.57% interest-only mortgage, with an effective rate of 6.0% (see Note 8), that matures in November 2027.	Approximately $0.9 million and $11.3 million, respectively, were allocated to the value of leases with above and below market rents.
2025	Cleveland, OH center was acquired for a total purchase price of $167.0 million.		Approximately $6.9 million and $7.5 million, respectively, were allocated to the value of leases with above and below market rents.
2024	Little Rock, AR center was acquired for a total purchase price of $73.1 million.		Approximately $4.7 million and $4.0 million, respectively, were allocated to the value of leases with above and below market rents.
2023	Huntsville, AL center was acquired for a total purchase price of $193.5 million.		Approximately $4.9 million and $3.5 million, respectively, were allocated to the value of leases with above and below market rents.
2023	Asheville, NC center was acquired for a total purchase price of $70.0 million.		Approximately $2.1 million and $2.9 million, respectively, were allocated to the value of leases with above and below market rents.

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

Core Funds From Operations

We present Core FFO as a supplemental measure of our performance. We define Core FFO as FFO further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized in the table below, if applicable. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Core FFO you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Core FFO should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	2025	2024	2023
Net income	$119,501	$102,760	$103,882
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	146,060	134,927	106,450
Depreciation and amortization of real estate assets - unconsolidated joint ventures	9,790	9,334	10,514
Impairment charge - consolidated	4,249	—	—
FFO	279,600	247,021	220,846
FFO attributable to noncontrolling interests in other consolidated partnerships	—	80	(248)
Allocation of earnings to participating securities	(1,614)	(1,652)	(2,151)
FFO available to common shareholders (1)	$277,986	$245,449	$218,447
As further adjusted for:
Compensation-related adjustments (2)	—	1,554	(806)
Impact of above adjustments to the allocation of earnings to participating securities	—	(10)	6
Core FFO available to common shareholders (1)	$277,986	$246,993	$217,647
FFO available to common shareholders per share - diluted (1)	$2.33	$2.12	$1.96
Core FFO available to common shareholders per share - diluted (1)	$2.33	$2.13	$1.96
Weighted Average Shares:
Basic weighted average common shares	113,172	109,263	104,682
Effect of dilutive securities:
Equity awards	1,555	1,816	1,850
Diluted weighted average common shares (for earnings per share computations)	114,727	111,079	106,532
Exchangeable operating partnership units	4,666	4,708	4,734
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	119,393	115,787	111,266
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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	2025	2024
Net income	$119,501	$102,760
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(13,580)	(11,289)
Interest expense	65,860	60,637
Other (income) expense	(668)	(1,484)
Impairment charge	4,249	—
Depreciation and amortization	150,976	138,690
Other non-property expenses	(1,648)	(1,174)
Corporate general and administrative expenses	78,923	78,341
Non-cash adjustments (1)	(3,776)	(91)
Lease termination fees	(1,103)	(896)
Portfolio NOI - Consolidated	398,734	365,494
Non-same center NOI - Consolidated	(22,587)	(4,278)
Same Center NOI - Consolidated (2)	$376,147	$361,216
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases and gains or losses on outparcel sales, as applicable.
(2)Centers excluded from Same Center NOI Basis:

Center	Date	Event
Kansas City, KS	September 2025	Acquired
Howell, MI	April 2025	Sold
Cleveland, OH	February 2025	Acquired
Little Rock, AR	December 2024	Acquired

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	2025	2024	2023
Net income	$119,501	$102,760	$103,882
Adjusted to exclude:
Interest expense, net	65,060	59,414	38,149
Income tax expense (benefit)	567	45	(408)
Depreciation and amortization	150,976	138,690	108,889
Impairment charge - consolidated	4,249	—
Compensation-related adjustments (1)	—	1,554	(806)
Adjusted EBITDA	$340,353	$302,463	$249,706

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	2025	2024	2023
Net income	$119,501	$102,760	$103,882
Adjusted to exclude:
Interest expense, net	65,060	59,414	38,149
Income tax expense (benefit)	567	45	(408)
Depreciation and amortization	150,976	138,690	108,889
Impairment charge - consolidated	4,249	—
Pro-rata share of interest expense, net - unconsolidated joint ventures	8,477	8,725	8,779
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	9,790	9,334	10,514
EBITDAre	$358,620	$318,968	$269,805
Compensation-related adjustments (1)	—	1,554	(806)
Adjusted EBITDAre	$358,620	$320,522	$268,999
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

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants' contractual ability to pay reduced rents, which in turn may negatively impact our results of operations. Our occupancy at our consolidated centers was 98% at the end of the years ended December 31, 2025 and 2024.

Our centers typically include well-known, national, branded companies. By maintaining a broad base of well-known tenants, increased diversity of uses, strong population growth in our markets and a geographically diverse portfolio of properties located across the United States, we believe we reduce our operating and leasing risks. During the year ended December 31, 2025, no one tenant (including affiliates) accounted for more than 7% of our square feet or 6% of our rental revenues.

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2026, approximately 2.7 million square feet, or 18% of the total portfolio including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of January 31, 2026, we had lease renewals executed or in process for 46.0% of the space scheduled to expire during 2026 compared to 34.9% of the space scheduled to expire during 2025 that was executed or in process as of January 31, 2025. As of January 31, 2026, we had lease renewals executed or in process for 75.6% of the space that came up for renewal in 2025.

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

Interest Rate Risk

We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2025, we had interest rate swap agreements to fix the interest rates on outstanding debt with notional amounts totaling $386.7 million. Throughout 2025 and into January 2026, we entered into several forward starting interest rate swap agreements on our unsecured debt totaling $275.0 million with effective dates throughout 2026 with a weighted average interest rate of 3.3%. These agreements have expiration dates ranging from October 1, 2027 to September 1, 2030. See Note 9 to the consolidated financial statements for additional details related to our outstanding derivatives.

As of December 31, 2025, 3% of our outstanding consolidated debt, excluding the amount of variable rate debt with interest rate protection agreements in place, had variable interest rates and therefore was subject to market fluctuations. A change in the SOFR index of 100 basis points would result in an increase or decrease of approximately $440,000 in interest expense on an annual basis.

As of December 31, 2025, the interest rate spreads associated with our unsecured lines of credit and our unsecured term loan are based on the higher of our three investment grade credit ratings. As of December 31, 2025, we had a $44.0 million balance on our unsecured line of credit. An upgrade or downgrade to our credit rating could decrease or increase, respectively, our interest expense depending on the level of change.

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

The estimated fair value and recorded value of our debt consisting of senior unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit was as follows (in thousands):

	December 31, 2025	December 31, 2024
Fair value of debt	$1,557,810	$1,348,831
Recorded value of debt	$1,596,821	$1,423,759

A 100 basis point increase from prevailing interest rates at December 31, 2025 and December 31, 2024 would result in a decrease in fair value of total consolidated debt of approximately $30.2 million and $34.5 million, respectively. Refer to Note 10 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that the information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tanger Properties Limited Partnership

(a)Evaluation of disclosure control procedures.

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer) of Tanger Inc., the sole general partner of the Operating Partnership, evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) and concluded that, as of December 31, 2025, the Operating Partnership's disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2025 based on the criteria established in a report entitled Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management has concluded that the Operating Partnership's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)There were no changes in the Operating Partnership's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2025 was reported.

Disclosure of 10b5-1 plans

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the Company's directors required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

The information concerning the Company's executive officers required by this Item is incorporated herein by reference to the section at the end of Part I, entitled “Information About The Executive Officers of Tanger Inc.”
The information concerning our Company Code of Business Conduct and Ethics required by this Item, which is posted on our website at www.tanger.inc, is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

The information concerning the Company's Insider Trading policy required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

The additional information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information concerning the security ownership of certain beneficial owners and management required by this Item is incorporated by reference herein to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2025 with respect to compensation plans under which our equity securities are authorized for issuance. For each common share issued by the Company, the Operating Partnership issues one corresponding unit of limited partnership interest to the Company's wholly-owned subsidiaries. Therefore, when the Company grants an equity-based award, the Operating Partnership treats each award as having been granted by the Operating Partnership. In the discussion below, the term "we" refers to the Company and the Operating Partnership together and the term "common shares" is meant to also include corresponding units of the Operating Partnership.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,226,546	(1)	$16.97	3,417,000	(2)
Equity compensation plans not approved by security holders	1,000,000	(3)	7.15	—
Total	2,226,546		$9.87	3,417,000
(1)Includes (a) 382,700 common shares issuable upon the exercise of outstanding options (282,700 of which are vested and exercisable), (b) 465,469 restricted common shares that may be issued in respect of notional units granted under the 2023 Performance Share Plan (the "2023 PSP") upon the satisfaction of certain conditions (assumes a maximum payout), (c) 285,853 restricted common shares that may be issued in respect of notional units granted under the 2024 Performance Share Plan (the "2024 PSP") upon the satisfaction of certain conditions (assumes a payout between target and maximum), (d) 77,344 common shares or restricted common shares that may be issued in respect of notional units or LTIP units granted under the 2025 Performance Share Plan (the "2025 PSP") upon the satisfaction of certain conditions (assumes a payout between minimum and target) and (e) 15,180 common shares that may be issued in respect of time-vested LTIP units. Because there is no exercise price associated with the 2023 PSP, 2024 PSP, 2025 PSP awards or time-vested LTIP units, such awards are not included in the weighted average exercise price calculation.
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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement to be filed with respect to the Company's 2026 Annual Meeting of Shareholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

(2) Financial Statement Schedules

Schedule III
Real Estate and Accumulated Depreciation	F-59

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

3.2	Amended and Restated Bylaws of Tanger Inc. (Incorporated by reference to Exhibit 3.2 to the Company's and Operating Partnership's Report on Form 8-K dated November 7, 2023.)
4.1	Senior Indenture dated as of March 1, 1996. (Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated March 6, 1996.)
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

4.1K
Tanger Properties Limited Partnership Libor Transition Amendment to Fourth Amended and Restated Liquidity Credit Agreement dated as of July 13, 2021 (incorporated by reference to Exhibit 4.1K to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 27, 2023).

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

10.24*
Tanger Factory Outlet Centers, Inc. Executive Severance and Change of Control Plan, effective March 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 5, 2021)

10.25*	Offer Letter of Leslie A. Swanson, dated September 28, 2020 (incorporated by reference to Exhibit 10.47 to the Company and Operating Partnership's Annual Report on Form 10-K dated February 23, 2021).
10.26*	Offer Letter of Justin Stein, dated December 30, 2025.
10.27*	Offer Letter of Michael Bilerman, dated September 15, 2022 (incorporated by reference to Exhibit 10.30 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 27, 2023).
10.28*
Incentive Award Plan of Tanger Factory Outlet Centers, Inc. and Tanger Properties Limited Partnership (Amended and restated as of May 19, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 4, 2023).

10.29*	Offer Letter of Jessica Norman, dated December 30, 2025.
10.30*
Letter Agreement with Steven B. Tanger, dated September 28, 2023 (incorporated by reference to Exhibit 10.3 to the Company's and Operating Partnership's Quarterly Report on Form 10-Q dated November 7, 2023).

10.31	ATM Equity Offering SM Sales Agreement dated February 24, 2025 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated February 24, 2025)

10.32
Fifth Amended and Restated Revolving Credit Agreement dated as of April 12, 2024 between Tanger Properties Limited Partnership, Tanger Inc., and Bank of America National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 15, 2024)

10.33
Fifth Amended and Restated Liquidity Credit Agreement dated as of April 12, 2024 between Tanger Properties Limited Partnership, Tanger Inc., and Bank of America National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 15, 2024)

10.34
Tanger Properties Limited Partnership Third Amended and Restated Limited Partnership Agreement, dated February 20, 2025 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K dated February 21, 2025).

10.35*
Form of Basic Long Term Incentive Plan Agreement between the Company and certain Officers (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K dated February 21, 2025).

10.36*
Form of Performance Long Term Incentive Plan Agreement between the Company and certain Officers (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K dated February 21, 2025).

10.37*
Form of Basic Long Term Incentive Plan Agreement between the Company and certain Directors (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K dated February 21, 2025).

10.38
Fourth Amended and Restated Term Loan Agreement dated as of January 6, 2026, among Tanger Properties Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 6, 2026)

10.39
Term Loan Agreement dated as of January 6, 2026, among Tanger Properties Limited Partnership, Toronto Dominion (Texas) LLC, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 6, 2026).

10.4
Letter Agreement to Fifth Amended and Restated Credit Agreement dated January 6, 2026, among Tanger Properties Limited Partnership, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 6, 2026)

10.41
Letter Agreement to Fifth Amended and Restated Liquidity Credit Agreement dated January 6, 2026, among Tanger Properties Limited Partnership, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 6, 2026)

10.42
Registration Rights Agreement, dated as of January 12, 2026, among the Operating Partnership, the Company and the Representative (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 12, 2026).

10.43	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2026)
19.1**	Tanger Inc. Insider Trading Policy
21.1	List of Subsidiaries of the Company.
21.2	List of Subsidiaries of the Operating Partnership.
23.1	Consent of Deloitte & Touche LLP (Tanger Inc.)
23.2	Consent of Deloitte & Touche LLP (Tanger Properties Limited Partnership.)
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
31.3	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Inc.
32.3	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.

32.4	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tanger Properties Limited Partnership.
97.1	Clawback Policy of Tanger Inc. (incorporated by reference to Exhibit 97.1 to the Company's and Operating Partnership's Annual Report on Form 10-K dated February 21, 2024).
99.1	Federal Income Tax Considerations
101.INS**	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Yalof		February 26, 2026
Stephen J. Yalof	Director, President, Chief Executive Officer (Principal Executive Officer)

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 26, 2026

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026

/s/ Steven B. Tanger
Steven B. Tanger	Chair of the Board	February 26, 2026

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Lead Director	February 26, 2026

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 26, 2026

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 26, 2026

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 26, 2026

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 26, 2026

/s/ Sonia Syngal
Sonia Syngal	Director	February 26, 2026

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 26, 2026

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

February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Tanger Inc. in its capacity as General Partner of Tanger Properties Limited Partnership and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Stephen J. Yalof
Stephen J. Yalof	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 26, 2026

/s/ Michael J. Bilerman
Michael J. Bilerman	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 26, 2026

/s/ Thomas J. Guerrieri Jr.
Thomas J. Guerrieri Jr.	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026

/s/ Steven B. Tanger
Steven B. Tanger	Chair of the Board	February 26, 2026

/s/ Bridget M. Ryan-Berman
Bridget M. Ryan-Berman	Lead Director	February 26, 2026

/s/ Jeffrey B. Citrin
Jeffrey B. Citrin	Director	February 26, 2026

/s/ Sandeep L. Mathrani
Sandeep L. Mathrani	Director	February 26, 2026

/s/ Thomas J. Reddin
Thomas J. Reddin	Director	February 26, 2026

/s/ Susan E. Skerritt
Susan E. Skerritt	Director	February 26, 2026

/s/ Sonia Syngal
Sonia Syngal	Director	February 26, 2026

/s/ Luis A. Ubiñas
Luis A. Ubiñas	Director	February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 26, 2026

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26 2026, expressed an unqualified opinion on those financial statements.

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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tanger Properties Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

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
February 26, 2026

We have served as the Operating Partnership's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tanger Properties Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tanger Properties Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Operating Partnership and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2026

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Rental property:
Land	$342,203	$311,355
Buildings, improvements and fixtures	3,360,308	3,089,239
Construction in progress	18,174	7,453
	3,720,685	3,408,047
Accumulated depreciation	(1,513,594)	(1,428,017)
Total rental property, net	2,207,091	1,980,030
Cash and cash equivalents	18,133	46,992
Restricted cash	35,395	—
Investments in unconsolidated joint ventures	64,862	65,665
Deferred lease costs and other intangibles, net	110,669	85,028
Operating lease right-of-use assets	83,497	76,099
Prepaids and other assets	136,335	127,369
Total assets	$2,655,982	$2,381,183
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,043,609	$1,041,710
Unsecured term loans, net	323,978	323,182
Mortgages payable, net	185,234	58,867
Unsecured lines of credit	44,000	—
Total debt	1,596,821	1,423,759
Accounts payable and accrued expenses	133,065	107,775
Operating lease liabilities	91,569	84,499
Other liabilities	99,423	85,476
Total liabilities	1,920,878	1,701,509
Commitments and contingencies (Note 21)
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 115,097,359 and 112,738,633 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,151	1,127
Paid in capital	1,262,920	1,190,746
Accumulated distributions in excess of net income	(529,239)	(511,816)
Accumulated other comprehensive loss	(28,349)	(27,687)
Equity attributable to Tanger Inc.	706,483	652,370
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	28,621	27,304
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	735,104	679,674
Total liabilities and equity	$2,655,982	$2,381,183

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2025	2024	2023
Revenues:
Rental revenues	$550,896	$497,516	$438,889
Management, leasing and other services	9,772	9,645	8,660
Other revenues	20,894	18,902	16,858
Total revenues	581,562	526,063	464,407
Expenses:
Property operating	176,502	158,729	145,547
General and administrative	78,722	78,020	76,130
Impairment charge	4,249	—	—
Depreciation and amortization	150,976	138,690	108,889
Total expenses	410,449	375,439	330,566
Other income (expense):
Interest expense	(65,860)	(60,637)	(47,928)
Other income (expense)	668	1,484	9,729
Total other income (expense)	(65,192)	(59,153)	(38,199)
Income before equity in earnings of unconsolidated joint ventures	105,921	91,471	95,642
Equity in earnings of unconsolidated joint ventures	13,580	11,289	8,240
Net income	119,501	102,760	103,882
Noncontrolling interests in Operating Partnership	(4,725)	(4,245)	(4,483)
Noncontrolling interests in other consolidated partnerships	—	80	(248)
Net income attributable to Tanger Inc.	$114,776	$98,595	$99,151

Basic earnings per common share:
Net income	$1.01	$0.89	$0.94

Diluted earnings per common share:
Net income	$0.99	$0.88	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2025	2024	2023
Net income	$119,501	$102,760	$103,882
Other comprehensive income (loss):
Foreign currency translation adjustments	1,541	(4,958)	1,491
Change in fair value of cash flow hedges	(2,234)	621	(14,534)
Other comprehensive income (loss)	(693)	(4,337)	(13,043)
Comprehensive income	118,808	98,423	90,839
Comprehensive income attributable to noncontrolling interests	(4,694)	(3,996)	(3,922)
Comprehensive income attributable to Tanger Inc.	$114,114	$94,427	$86,917

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2022	1,045	$987,192	$(485,557)	$(11,037)	$491,643	$22,291	$—	$513,934
Net income	—	—	99,151	—	99,151	4,483	248	103,882
Other comprehensive income	—	—	—	(12,482)	(12,482)	(561)	—	(13,043)
Compensation under Incentive Award Plan	—	12,766	—	—	12,766	—	—	12,766
Issuance of 85,500 common shares upon exercise of options	1	1,235	—	—	1,236	—	—	1,236
Issuance of 3,494,919 common shares	35	88,407	—	—	88,442	—	—	88,442
Grant of 1,064,400 restricted common share awards, net of forfeitures	10	(10)	—	—	—	—	—	—
Withholding of 379,512 common shares for employee income taxes	(3)	(7,287)	—	—	(7,290)	—	—	(7,290)
Adjustment for noncontrolling interests in Operating Partnership	—	(2,916)	—	—	(2,916)	2,916	—	—
Exchange of 30,024 Operating Partnership units for 30,024 common shares	—	—	—	—	—	—	—	—
Common dividends ($0.9700 per share)	—	—	(103,765)	—	(103,765)	—	—	(103,765)
Distributions to noncontrolling interests	—	—	—	—	—	(4,601)	(248)	(4,849)
Balance, December 31, 2023	1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2023	1,088	$1,079,387	$(490,171)	$(23,519)	$566,785	$24,528	$—	$591,313
Net income	—	—	98,595	—	98,595	4,245	(80)	102,760
Other comprehensive loss	—	—	—	(4,168)	(4,168)	(169)	—	(4,337)
Compensation under Incentive Award Plan	—	12,119	—	—	12,119	—	—	12,119
Issuance of 84,990 common shares upon exercise of options	—	1,313	—	—	1,313	—	—	1,313
Issuance of 3,374,184 common shares	34	113,769	—	—	113,803	—	—	113,803
Grant of 769,382 restricted common share awards, net of forfeitures	8	(8)	—	—	—	—	—	—
Issuance of 136,469 deferred shares	1	(1)	—	—	—	—	—	—
Withholding of 419,643 common shares for employee income taxes	(4)	(12,026)	—	—	(12,030)	—	—	(12,030)
Adjustment for noncontrolling interests in Operating Partnership	—	(3,808)	—	—	(3,808)	3,808	—	—
Common dividends ($1.085 per share)	—	—	(120,239)	—	(120,239)	—	—	(120,239)
Distributions to noncontrolling interests	—	—	—	—	—	(5,108)	80	(5,028)
Balance, December 31, 2024	1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share and per share data)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity	Noncontrolling interest in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	114,776	—	114,776	4,725	—	119,501
Other comprehensive loss	—	—	—	(662)	(662)	(31)	—	(693)
Compensation under Incentive Award Plan	—	12,980	—	—	12,980	—	—	12,980
Issuance of 42,310 common shares upon exercise of options	—	434	—	—	434	—	—	434
Issuance of 1,915,762 common shares	19	68,867	—	—	68,886	—	—	68,886
Grant of 591,438 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 235,838 common shares for employee income taxes	(2)	(8,069)	—	—	(8,071)	—	—	(8,071)
Adjustment for noncontrolling interests in Operating Partnership	—	(2,030)	—	—	(2,030)	2,030	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($1.1525 per share)	—	—	(132,200)	—	(132,200)	—	—	(132,200)
Distributions to noncontrolling interests	—	—	—	—	—	(5,407)	—	(5,407)
Balance, December 31, 2025	1,151	$1,262,920	$(529,239)	$(28,349)	$706,483	$28,621	$—	$735,104

The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2025	2024	2023
Operating Activities
Net income	$119,501	$102,760	$103,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	150,976	138,690	108,889
Impairment charge	4,249	—	—
Amortization of deferred financing costs	3,735	3,496	3,196
Equity in earnings of unconsolidated joint ventures	(13,580)	(11,289)	(8,240)
Equity-based compensation expense	12,734	11,989	12,511
Amortization of debt discounts, net	321	747	622
Amortization of market rent rate adjustments, net	(339)	528	646
Straight-line rent adjustments	(3,410)	(607)	2,229
Distributions of cumulative earnings from unconsolidated joint ventures	13,540	8,720	8,377
Other non-cash	—	648	599
Changes in other asset and liabilities:
Other assets	(19,285)	1,796	3,410
Accounts payable and accrued expenses	26,927	3,200	(6,513)
Net cash provided by operating activities	295,369	260,678	229,608
Investing Activities
Additions to rental property	(90,178)	(100,437)	(188,196)
Additions to investments in unconsolidated joint ventures	—	—	(2,580)
Net proceeds from sale of real estate assets	16,634	—	—
Acquisition of real estate assets	(182,996)	(76,133)	(259,689)
Additions to short-term investments	—	—	(7,679)
Proceeds from short-term investments	—	9,187	50,942
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,225	3,766	7,184
Additions to non-real estate assets	(5,856)	(7,606)	(10,773)
Additions to deferred lease costs	(4,960)	(2,766)	(3,101)
Payments for other investing activities	(6,560)	(10,078)	(2,181)
Proceeds from other investing activities	7,154	6,060	6,512
Net cash used in investing activities	(263,537)	(178,007)	(409,561)
Financing Activities
Cash dividends paid	(132,200)	(120,239)	(103,765)
Distributions to noncontrolling interests in Operating Partnership	(5,407)	(5,108)	(4,601)
Proceeds from revolving credit facility	329,000	262,000	83,000
Repayments of revolving credit facility	(285,000)	(275,000)	(70,000)
Proceeds from notes, mortgages and loans	10,000	—	—
Repayments of notes, mortgages and loans	(1,501)	(5,130)	(4,773)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,071)	(12,030)	(7,290)
Distributions to noncontrolling interests in other consolidated partnerships	—	80	(248)
Additions to deferred financing costs	(615)	(6,876)	(131)
Proceeds from exercise of options	434	1,313	1,236
Proceeds from issuance of common shares	68,886	113,803	88,442
Payment for other financing activities	(1,148)	(1,148)	(1,148)
Net cash provided by (used in) financing activities	(25,622)	(48,335)	(19,278)
Effect of foreign currency rate changes on cash and cash equivalents	326	(122)	(115)
Net increase/(decrease) in cash, cash equivalents and restricted cash	6,536	34,214	(199,346)
Cash, cash equivalents and restricted cash beginning of year	46,992	12,778	212,124
Cash, cash equivalents and restricted cash end of year	$53,528	$46,992	$12,778

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit data)

	December 31,
	2025	2024
Assets
Rental property:
Land	$342,203	$311,355
Buildings, improvements and fixtures	3,360,308	3,089,239
Construction in progress	18,174	7,453
	3,720,685	3,408,047
Accumulated depreciation	(1,513,594)	(1,428,017)
Total rental property, net	2,207,091	1,980,030
Cash and cash equivalents	17,893	46,700
Restricted cash	35,395	—
Investments in unconsolidated joint ventures	64,862	65,665
Deferred lease costs and other intangibles, net	110,669	85,028
Operating lease right-of-use assets	83,497	76,099
Prepaids and other assets	136,048	126,852
Total assets	$2,655,455	$2,380,374
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,043,609	$1,041,710
Unsecured term loans, net	323,978	323,182
Mortgages payable, net	185,234	58,867
Unsecured lines of credit	44,000	—
Total debt	1,596,821	1,423,759
Accounts payable and accrued expenses	132,538	106,966
Operating lease liabilities	91,569	84,499
Other liabilities	99,423	85,476
Total liabilities	1,920,351	1,700,700
Commitments and contingencies (Note 21)
Equity
Partners' Equity:
General partner, 1,250,000 and 1,250,000 units outstanding at December 31, 2025 and December 31, 2024, respectively	8,906	9,094
Limited partners, 4,662,904 and 4,707,958 Class A common units, and 113,847,359 and 111,488,633 Class B common units outstanding at December 31, 2025 and December 31, 2024, respectively	756,021	699,711
Accumulated other comprehensive loss	(29,823)	(29,131)
Total partners' equity	735,104	679,674
Noncontrolling interests in consolidated partnerships	—	—
Total equity	735,104	679,674
Total liabilities and equity	$2,655,455	$2,380,374

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	For the years ended December 31,
	2025	2024	2023
Revenues:
Rental revenues	$550,896	$497,516	$438,889
Management, leasing and other services	9,772	9,645	8,660
Other revenues	20,894	18,902	16,858
Total revenues	581,562	526,063	464,407
Expenses:
Property operating	176,502	158,729	145,547
General and administrative	78,722	78,020	76,130
Impairment charge	4,249	—	—
Depreciation and amortization	150,976	138,690	108,889
Total expenses	410,449	375,439	330,566
Other income (expense):
Interest expense	(65,860)	(60,637)	(47,928)
Other income (expense)	668	1,484	9,729
Total other income (expense)	(65,192)	(59,153)	(38,199)
Income before equity in earnings of unconsolidated joint ventures	105,921	91,471	95,642
Equity in earnings of unconsolidated joint ventures	13,580	11,289	8,240
Net income	119,501	102,760	103,882
Noncontrolling interests in consolidated partnerships	—	80	(248)
Net income available to partners	119,501	102,840	103,634
Net income available to limited partners	118,248	101,791	102,588
Net income available to general partner	$1,253	$1,049	$1,046

Basic earnings per common unit:
Net income	$1.01	$0.89	$0.94

Diluted earnings per common unit:
Net income	$0.99	$0.88	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2025	2024	2023
Net income	$119,501	$102,760	$103,882
Other comprehensive income (loss):
Foreign currency translation adjustments	1,541	(4,958)	1,491
Change in fair value of cash flow hedges	(2,234)	621	(14,534)
Other comprehensive income (loss)	(693)	(4,337)	(13,043)
Comprehensive income	118,808	98,423	90,839
Comprehensive (income) attributable to noncontrolling interests in consolidated partnerships	—	80	(248)
Comprehensive income attributable to the Operating Partnership	$118,808	$98,503	$90,591
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except unit and per unit data)

	General partner	Limited partners	Accumulated other comprehensive income (loss)	Total partners' equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2022	$4,516	$521,168	$(11,750)	$513,934	$—	$513,934
Net income	1,046	102,588	—	103,634	248	103,882
Other comprehensive income	—	—	(13,043)	(13,043)	—	(13,043)
Compensation under Incentive Award Plan	—	12,766	—	12,766	—	12,766
Grant of 1,064,400 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 85,500 common units upon exercise of options	—	1,236	—	1,236	—	1,236
Issuance of 50,000 general partner units and 3,444,919 limited partner units	1,283	87,159	—	88,442	—	88,442
Withholding of 379,512 common units for employee income taxes	—	(7,290)	—	(7,290)	—	(7,290)
Common distributions $0.97 per common unit)	(1,069)	(107,297)	—	(108,366)	—	(108,366)
Distributions to noncontrolling interests	—	—	—	—	(248)	(248)
Balance, December 31, 2023	$5,776	$610,330	$(24,793)	$591,313	$—	$591,313
Net income	1,049	101,791	—	102,840	(80)	102,760
Other comprehensive loss	—	—	(4,337)	(4,337)	—	(4,337)
Compensation under Incentive Award Plan	—	12,119	—	12,119	—	12,119
Grant of 769,382 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 84,990 common units upon exercise of options	—	1,313	—	1,313	—	1,313
Issuance of 136,469 deferred units	—	—	—	—	—	—
Issuance of 100,000 general partner units and 3,274,184 limited partner units	3,516	110,287	—	113,803	—	113,803
Withholding of 419,643 common units for employee income taxes	—	(12,030)	—	(12,030)	—	(12,030)
Contributions from noncontrolling interests	—	—	—	—	—	—
Common distributions ($1.085 per common unit)	(1,247)	(124,100)	—	(125,347)	—	(125,347)
Distributions to noncontrolling interests	—	—	—	—	80	80
Balance, December 31, 2024	$9,094	$699,710	$(29,130)	$679,674	$—	$679,674
Net income	1,253	118,248	—	119,501	—	119,501
Other comprehensive loss	—	—	(693)	(693)	—	(693)
Compensation under Incentive Award Plan	—	12,980	—	12,980	—	12,980
Grant of 591,438 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 42,310 common units upon exercise of options	—	434	—	434	—	434
Issuance of 1,915,762 limited partner units	—	68,886	—	68,886	—	68,886
Withholding of 235,838 common units for employee income taxes	—	(8,071)	—	(8,071)	—	(8,071)
Contributions from noncontrolling interests	—	—	—	—	—	—
Adjustment for noncontrolling interests in other consolidated partnerships	—	—	—	—	—	—
Acquisition of noncontrolling interest in other consolidated partnership	—	—	—	—	—	—
Common distributions ($1.1525 per common unit)	(1,441)	(136,166)	—	(137,607)	—	(137,607)
Distributions to noncontrolling interests	—	—	—	—	—	—
Balance, December 31, 2025	$8,906	$756,021	$(29,823)	$735,104	$—	$735,104

The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2025	2024	2023
Operating activities
Net income	$119,501	$102,760	$103,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,976	138,690	108,889
Impairment charge	4,249	—	—
Amortization of deferred financing costs	3,735	3,496	3,196
Equity in earnings of unconsolidated joint ventures	(13,580)	(11,289)	(8,240)
Equity-based compensation expense	12,734	11,989	12,511
Amortization of debt discounts, net	321	747	622
Amortization of market rent rate adjustments, net	(339)	528	646
Straight-line rent adjustments	(3,410)	(607)	2,229
Distributions of cumulative earnings from unconsolidated joint ventures	13,540	8,720	8,377
Other non-cash	—	648	599
Changes in other assets and liabilities:
Other assets	(19,516)	1,860	3,320
Accounts payable and accrued expenses	27,210	3,050	(6,516)
Net cash provided by operating activities	295,421	260,592	229,515
Investing activities
Additions to rental property	(90,178)	(100,437)	(188,196)
Additions to investments in unconsolidated joint ventures	—	—	(2,580)
Net proceeds on sale of assets	16,634	—	—
Acquisition of real estate assets	(182,996)	(76,133)	(259,689)
Additions to short-term investments	—	—	(7,679)
Proceeds from short-term investments	—	9,187	50,942
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,225	3,766	7,184
Additions to non-real estate assets	(5,856)	(7,606)	(10,773)
Additions to deferred lease costs	(4,960)	(2,766)	(3,101)
Payments for other investing activities	(6,560)	(10,078)	(2,181)
Proceeds from other investing activities	7,154	6,060	6,512
Net cash used in investing activities	(263,537)	(178,007)	(409,561)
Financing activities
Cash distributions paid	(137,607)	(125,347)	(108,366)
Proceeds from revolving credit facility	329,000	262,000	83,000
Repayments of revolving credit facility	(285,000)	(275,000)	(70,000)
Proceeds from notes, mortgages and loans	10,000	—	—
Repayments of notes, mortgages and loans	(1,501)	(5,130)	(4,773)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,071)	(12,030)	(7,290)
Distributions to noncontrolling interests in other consolidated partnerships	—	—	(248)
Additions to deferred financing costs	(615)	(6,876)	(131)
Proceeds from exercise of options	434	1,313	1,236
Proceeds from the Company’s common share offering	68,886	113,803	88,442
Contributions from noncontrolling interests in other consolidated partnerships	—	80	—
Payment for other financing activities	(1,148)	(1,148)	(1,148)
Net cash provided by (used in) financing activities	(25,622)	(48,335)	(19,278)
Effect of foreign currency rate changes on cash and cash equivalents	326	(122)	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,588	34,128	(199,439)
Cash, cash equivalents and restricted cash beginning of year	46,700	12,572	212,011
Cash, cash equivalents and restricted cash end of year	$53,288	$46,700	$12,572

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
TANGER INC. AND
TANGER PROPERTIES LIMITED PARTNERSHIP

1.Organization of the Company

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and and other open-air retail destinations in the United States and Canada. We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and other open-air retail centers. As of December 31, 2025, we owned and operated 31 consolidated centers and 3 open-air lifestyle centers, with a total gross leasable area of approximately 14.0 million square feet. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited. These centers were 98% occupied and contained over 2,600 stores, representing approximately 700 store brands. We also had partial ownership interests in 6 unconsolidated centers totaling approximately 2.1 million square feet, including 2 centers in Canada. The portfolio also includes one managed center. Each of our centers, except one joint venture center, features the Tanger brand name.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. As of December 31, 2025, the Company and its wholly owned subsidiaries owned 115,097,359 units of the Operating Partnership and other limited partners (the "Non-Company LPs") collectively owned 4,662,904 Class A common limited partnership units. Each Class A common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company's common shares, subject to certain limitations to preserve the Company's status as a REIT for U.S. federal income tax purposes. Class B common limited partnership units, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

We consolidate properties that are wholly-owned or properties where we own less than 100% but control such properties. Control is determined using an evaluation based on accounting standards related to the consolidation of voting interest entities and variable interest entities ("VIE"). For joint ventures that are determined to be a VIE, we consolidate the entity where we are deemed to be the primary beneficiary. Determination of the primary beneficiary is based on whether an entity has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our determination of the primary beneficiary considers various factors including the form of our ownership interest, our representation in an entity's governance, the size of our investment, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process to replace us as manager and or liquidate the venture, if applicable. As of December 31, 2025, we did not have a joint venture that was a VIE.

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

Payroll and related costs and interest costs capitalized for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Payroll and related costs capitalized	$4,588	$3,497	$3,843
Interest costs capitalized	$492	$602	$2,509

Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use estimated lives of 36 years for buildings and improvements, 15 years for land improvements and 7 years for equipment. Tenant finishing allowances are amortized over the life of the associated lease. Capitalized interest costs are amortized over lives which are consistent with the constructed assets. Expenditures for ordinary maintenance and repairs are charged to operations as incurred while significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with our policy, we review the estimated useful lives of our fixed assets on an ongoing basis.

Depreciation expense related to rental property included in net income for each of the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Depreciation expense related to rental property	$126,516	$117,851	$97,636

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

Restricted Cash - Restricted cash consists of cash required to be escrowed pursuant to loan agreements.

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

Deferred Charges - Deferred charges include deferred lease costs and other intangible assets consisting of fees and costs incurred to originate operating leases and are amortized over the expected lease term. Deferred lease costs capitalized, including amounts paid to third-party brokers and internal leasing costs for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Deferred lease costs capitalized- payroll and related costs	$3,064	$1,036	$1,696
Total deferred lease costs capitalized	$4,960	$2,766	$3,101

Deferred financing costs - Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized over the terms of the respective loans on a straight-line basis, which approximates the effective interest method. Deferred financing costs are presented in the accompanying consolidated balance sheets as a direct deduction of the carrying amount of the related debt liability, except those incurred under a revolving-debt arrangement, which are presented as a component of other assets. Upon repayment, or in conjunction with a material change in the terms of the underlying debt agreement, remaining unamortized costs are written off as a component of net interest expense. Amortization of deferred financing costs is included as a component of net interest expense. See Note 8.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $51.1 million, and the estimated potential disposition proceeds of the sale of the center, $65.5 million (in aggregate totaling $116.6 million) exceeds the carrying value of $102.1 million by $14.6 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

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

For income tax purposes, distributions paid to the Company's common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. Dividends per share for the years ended December 31, 2025, 2024 and 2023 were taxable as follows:

	2025	2024	2023
Common dividends per share:
Ordinary income	$1.1525	$1.0773	$0.8464
Capital gain	—	0.0077	0.1236
	$1.1525	$1.0850	$0.9700

The following reconciles net income available to the Company's shareholders to taxable income (loss) available to common shareholders for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net income available to the Company's shareholders	$114,776	$98,595	$99,151
Book/tax difference on:
Depreciation and amortization	19,891	22,825	(13,386)
Sale of assets and interests in unconsolidated entities	(5,127)	(5,649)	(3,236)
Equity in earnings from unconsolidated joint ventures	(949)	212	2,668
Share-based payment compensation	4,071	112	4,655
Other differences	(3,830)	6,145	6,239
Taxable income (loss) available to common shareholders	$128,832	$122,240	$96,091

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

Operating Lease Receivable - Our accounts receivable from tenants, which is recorded in prepaids and other assets on the consolidated balance sheets, has increased from approximately $8.5 million at December 31, 2024 to approximately $12.6 million at December 31, 2025. Straight-line rent adjustments recorded as a receivable in prepaid and other assets on the consolidated balance sheets were approximately $52.4 million and $49.4 million as of December 31, 2025 and December 31, 2024, respectively.

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

Concentration of Credit Risk - We perform ongoing credit evaluations of our tenants. Although the tenants operate principally in the retail industry, the properties are geographically diverse. No single tenant accounted for 10% or more of combined base and percentage rental revenues or gross leasable area during 2025, 2024 or 2023.

Supplemental Cash Flow Information - We purchase capital equipment and incur costs relating to construction of new facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Costs relating to construction included in accounts payable and accrued expenses	$20,622	$13,334	$29,193

Interest paid, net of interest capitalized was as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Interest paid, net of interest capitalized	$60,211	$54,583	$46,923

Non-cash financing activities that occurred during the third quarter of 2025 include the assumption of mortgage debt in the amount of $115.0 million, including net premiums of $3.8 million, related to the acquisition of our center in Kansas City, KS.

The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Company:

	2025	2024
Beginning of period:
Cash and cash equivalents	$46,992	$12,778
Restricted cash	—	—
Cash, cash equivalents, and restricted cash	$46,992	$12,778
End of period:
Cash and cash equivalents	$18,133	$46,992
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,528	$46,992

Accounting for Equity-Based Compensation - We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership (Amended and Restated as of May 19, 2023) (the "Plan"), which covers our independent directors, officers and our employees. We may issue non-qualified options and other equity-based awards under the Plan.

In February 2025, we entered into the Third Amended and Restated Limited Partnership Agreement, providing for the creation of LTIP units, entitled to the same non-liquidating distributions and allocations of profits and losses as the Class A Units on a per unit basis.

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
		January 1, 2025	Adopting this guidance did not have a material impact on our financial statement disclosures.
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
ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements
ASU 2025-11 provides a clearer framework and more consistent application of interim disclosure requirements for public business entities. This guidance is effective for fiscal years beginning after December 15, 2027.
		January 1, 2028	We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.
ASU 2025-12, Codification Improvements
ASU 2025-12 refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods.
		January 1, 2027	We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

3.    Rental Property Acquisitions and Developments

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

In conjunction with the loan assumption, at closing we placed $37.2 million into interest-bearing reserve accounts primarily to meet the loan to cost ratio as defined in the loan agreement as well as certain property tax and insurance escrows. The reserves are included within restricted cash on the consolidated balance sheets. The reserves can be accessed and used for qualifying tax, insurance and capital expenditures at the property and any remaining funds can be returned to us when the loan is repaid. The cash required for this acquisition was funded with a portion of the September 2025 settlement of previously issued forward equity from the fourth quarter of 2024 (see Note 11).

The assets acquired in the above acquisitions were recorded at relative fair value as determined by management, with the assistance of third-party valuation specialists, based on information available at the acquisition dates and on current assumptions as to future operations (See Note 2). The aggregate fair value purchase price of the properties acquired during the year ended December 31, 2025 has been allocated as follows:

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)
Land	$32,608
Buildings, improvements and fixtures	243,573	34.9
Deferred lease costs and other intangibles:
Above market lease value	7,781	6.8
Below market lease value	(18,754)	12.2
Lease in place value	30,529	6.5
Lease and legal costs	7,451	5.3
Total deferred lease costs and other intangibles, net	27,007
Debt premium	(3,833)
Total fair value of net assets acquired	$299,355

There was no contingent consideration associated with these acquisitions.

2024 Acquisition

Little Rock, Arkansas

In December 2024, we purchased The Promenade At Chenal in Little Rock, Arkansas, a 270,000 square foot open-air lifestyle center for $73.1 million using cash and proceeds from the ATM Program. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $516,000 in transaction costs once the acquisition was deemed probable.

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

2023 Developments

In October 2023, we opened a 291,000 square foot center in Nashville, Tennessee. As of December 31, 2025 the center was 100% occupied.

2023 Acquisitions

Asheville, North Carolina

In November 2023, we purchased Asheville Outlets in Asheville, North Carolina, a 382,000 square foot outlet center, for a purchase price of $70.0 million using cash. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $295,000 in transaction costs once the acquisition was deemed probable.

Huntsville, Alabama

In November 2023, we purchased Bridge Street Town Centre in Huntsville, Alabama, an 825,000 square foot lifestyle center (including approximately 174,000 square feet ground leased to tenants), for $193.5 million using cash, proceeds from the ATM Program, and amounts available under our unsecured lines of credit. At closing, we received a $5.4 million credit for unpaid tenant allowances. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $1.3 million in transaction costs once the acquisition was deemed probable.

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

4. Disposition of Properties

During the second quarter of 2025, we sold the center in Howell, Michigan for $17.0 million. As part of our quarterly impairment evaluation procedures, we recorded a $4.2 million impairment charge in the first quarter of 2025 to lower the property’s carrying value to the estimated fair value based on the purchase agreement.

The following table sets forth the property sold during 2025 (in thousands):

Property	Location	Date Sold	Square Feet	Net Sales Proceeds	Gain on Sale
Howell	Howell, MI	April 2025	314	$16,628	—

There were no sales of property during 2024 or 2023.

5. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of December 31, 2025
Joint Venture	Center Locations	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$64.9	$—
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(20.5)	$95.8
National Harbor (2)	National Harbor, MD	50.0%	341	(12.0)	90.2
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.3)	59.2
Columbus	Columbus, OH	50.0%	355	(6.1)	70.5
				$(51.9)	$315.7

As of December 31, 2024
Joint Venture	Center Locations	Ownership %	Square Feet (in 000's)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions) (1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$65.7	$—
Investments included in other liabilities:
Charlotte (2)	Charlotte, NC	50.0%	399	$(21.3)	$97.6
National Harbor (2)	National Harbor, MD	50.0%	341	(11.1)	91.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.3)	57.4
Columbus	Columbus, OH	50.0%	355	(5.0)	70.4
				$(50.7)	$317.2
(1)Net of debt origination costs of $1.7 million and $1.6 million as of December 31, 2025 and 2024, respectively.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fees:
Management and marketing	$2,360	$2,344	$2,196
Leasing and other fees	384	335	330
Expense reimbursements from unconsolidated joint ventures	5,407	5,060	4,881
Total Fees	$8,151	$7,739	$7,407

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $1.4 million and $2.4 million as of December 31, 2025 and 2024, respectively) are amortized over the various useful lives of the related assets.

Charlotte

In July 2014, we opened an approximately 398,000 square foot center in Charlotte, North Carolina that was developed through, and is owned by, a joint venture formed in May 2013. In June 2018, the joint venture closed on a $100.0 million mortgage loan with a fixed interest rate of approximately 4.3% and a maturity date of July 2028. The proceeds from the loan were used to pay off the prior $90.0 million mortgage loan with an interest rate of LIBOR + 1.45%, which had an original maturity date of November 2018. The joint venture distributed the incremental net loan proceeds of $9.3 million equally to its partners. Our partner provides property management, marketing and leasing services to the joint venture.

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

In June 2025, the Galveston/Houston joint venture refinanced its mortgage loan to extend the maturity from June 2026 to June 2030, which included an increase in principal balance from $58.0 million to $60.0 million, and reduced the interest rate from the Daily SOFR + 3.0% to Daily SOFR + 1.65%. In conjunction with this refinancing, the joint venture entered into a $60.0 million interest rate swap that fixes Daily SOFR at 3.4% until June 2029. The refinancing provided for the removal of the principal guaranty from the Operating Partnership. We provide property management, marketing and leasing services to the joint venture.

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

Our RioCan joint venture consists of Tanger Outlets Ottawa, the first ground up development of a Tanger Center in Canada and Tanger Outlets Cookstown, an acquisition that we re-branded, both located in Ontario, Canada. Tanger Outlets Ottawa is approximately 357,000 square feet. Tanger Outlets Cookstown is approximately 308,000 square feet.

Condensed combined summary financial information of joint ventures accounted for using the equity method as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures	2025	2024
Assets
Land	$79,571	$79,920
Buildings, improvements and fixtures	471,946	459,148
Construction in progress	1,125	1,051
	552,642	540,119
Accumulated depreciation	(233,933)	(214,826)
Total rental property, net	318,709	325,293
Cash and cash equivalents	19,369	17,480
Deferred lease costs, net	2,699	1,841
Prepaids and other assets	12,034	10,137
Total assets	$352,811	$354,751
Liabilities and Owners' Equity
Mortgages payable, net	$315,747	$317,191
Accounts payable and other liabilities	15,844	14,670
Total liabilities	331,591	331,861
Owners' equity	21,220	22,890
Total liabilities and owners' equity	$352,811	$354,751

Condensed Combined Statements of Operations- Unconsolidated Joint Ventures:	Year Ended December 31,
	2025	2024	2023
Revenues	$100,656	$94,251	$90,616
Expenses:
Property operating	36,920	35,475	35,212
General and administrative	55	67	334
Depreciation and amortization	19,597	18,512	20,728
Total expenses	56,572	54,054	56,274
Other income (expense):
Interest expense	(17,501)	(18,214)	(18,107)
Other non-operating income	546	764	549
Total other income (expense)	$(16,955)	$(17,450)	$(17,558)
Net income	$27,129	$22,747	$16,784
The Company and Operating Partnership's share of:
Net income	$13,580	$11,289	$8,240
Depreciation, amortization and asset impairments (real estate related)	$9,790	$9,334	$10,514

6.    Deferred Charges

Deferred lease costs and other intangibles, net as of December 31, 2025 and 2024, consist of the following (in thousands):

	2025	2024
Deferred lease costs	$95,405	$101,562
Intangible assets:
Above market leases	50,837	44,863
Lease in place value	109,281	79,737
Tenant relationships	28,437	28,468
Other intangibles	48,624	41,394
	332,584	296,024
Accumulated amortization	(221,915)	(210,996)
Deferred lease costs and other intangibles, net	$110,669	$85,028

Below market lease intangibles, net of accumulated amortization, included in other liabilities on the consolidated balance sheets as of December 31, 2025 and 2024 were $32.8 million and $19.1 million, respectively.

Amortization of deferred lease costs and other intangibles, excluding above and below market leases, included in depreciation and amortization for the years ended December 31, 2025, 2024 and 2023 was $19.5 million, $17.1 million and $8.8 million, respectively.

Amortization of above and below market lease intangibles recorded as an increase or (decrease) in base rentals for the years ended December 31, 2025, 2024 and 2023 was $710,000, $(157,000) and $(275,000), respectively.
Estimated aggregate amortization of net above and below market leases and other intangibles for each of the five succeeding years is as follows (in thousands):

Year	Above/(Below) Market Leases, Net (1)	Lease Cost Intangibles (2)
2026	$(962)	$19,528
2027	(915)	14,591
2028	(1,101)	10,806
2029	(1,448)	7,169
2030	(1,696)	4,936
Total	$(6,122)	$57,030
(1)These net amounts are recorded as a reduction (increase) of base rentals.
(2)These amounts are recorded as an increase in depreciation and amortization.

7.    Debt of the Company

All of the Company's debt is held by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership's obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $576.0 million remains available as of December 31, 2025. The Company also guarantees the Operating Partnership's unsecured term loan.

The Operating Partnership had the following amounts outstanding on the debt guaranteed by the Company as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Unsecured lines of credit	$44,000	$—
Unsecured term loan	$325,000	$325,000

8.    Debt of the Operating Partnership

The debt of the Operating Partnership as of December 31, 2025 and 2024 consisted of the following (in thousands):

						2025		2024
	Stated Interest Rate(s)		Effective Rate (1)	Maturity Date	Maturity Date With Extension Option	Principal	Book Value(2)	Principal	Book Value(2)
Senior, unsecured notes:
Senior notes	3.125%		3.2%	Sept. 2026		$350,000	$349,631	$350,000	$349,045
Senior notes	3.875%		3.9%	July 2027		300,000	299,370	300,000	298,956
Senior notes	2.750%		2.9%	Sept. 2031		400,000	394,608	400,000	393,710
Unsecured term loan	Adj SOFR+	0.94%	4.9%	Jan. 2027	Jan. 2028	325,000	323,978	325,000	323,182
Mortgages payable:
Atlantic City (3) (4)	6.44%		5.1%	Dec. 2026		5,705	5,760	7,206	7,341
Kansas City (5)	7.57%		6.0%	Nov. 2027		115,000	118,317	—	—
Southaven (3) (6)	SOFR+	2.00%	5.5%	April 2030		61,700	61,157	51,700	51,525
Unsecured lines of credit	Adj SOFR+	0.85%	4.8%	April 2028	April 2029	44,000	44,000	—	—
Total						$1,601,405	$1,596,821	$1,433,906	$1,423,759
(1)Includes the impact of discounts and premiums, mark-to-market adjustments for mortgages assumed in conjunction with property acquisitions and interest rate swap agreements, as applicable.
(2)Includes premiums, discounts and unamortized debt origination costs. These costs were $4.6 million and $10.1 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, excludes $5.7 million and $7.4 million, respectively, of unamortized debt origination costs related to unsecured lines of credit, recorded in prepaids and other assets in the Consolidated Balance Sheet. Amortization of deferred debt origination costs included in interest expense for the years ended December 31, 2025, 2024 and 2023 was $3.7 million, $3.5 million and $3.2 million, respectively.
(3)We have entered into various interest rate swap agreements to effectively fix variable interest costs (see Note 9).
(4)Principal and interest due monthly with remaining principal due at maturity.
(5)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgages assumed during the acquisition in 2011 was 5.05%. The effective interest rate assigned during the purchase price allocation to the Kansas City mortgage assumed as part of the acquisition in 2025 was 6%.
(6)The Operating Partnership provides a 10% guarantee of this mortgage, which is held at a joint venture that is consolidated for financial reporting purposes.

Certain of our properties, which had a net book value of approximately $197.5 million at December 31, 2025, serve as collateral for mortgages payable. As of December 31, 2025, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million, which had $44.0 million borrowed. The unsecured lines of credit as of December 31, 2025 included a $20.0 million liquidity line and a $600.0 million syndicated line. As of December 31, 2025, the syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

The unsecured lines of credit and senior unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of December 31, 2025, we believe we were in compliance with all of our debt covenants.

2025 Transactions

Memphis Consolidated Joint Venture
In April 2025, the Southaven, Mississippi consolidated joint venture amended its mortgage increasing the outstanding borrowings from $51.7 million to $61.7 million and extending the maturity date from October 2026 to April 2030 with no extension options. The stated interest rate remained unchanged at the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) + 2.0%. In December 2025, the mortgage was amended to remove the SOFR spread, making the interest rate Daily SOFR + 2.0%. In May 2025, we entered into an interest rate swap transaction to fix the interest rate at 3.5% through April 2029.

Kansas City, Kansas Mortgage Assumption
In September 2025, we assumed a $115.0 million 7.57% interest only mortgage that matures in November 2027 in conjunction with the acquisition of the Legends Outlets in Kansas City, Kansas. The effective interest rate calculated as part of the purchase price allocation was 6%.

2024 Transactions

Unsecured Lines of Credit Amendments and Extension
In April 2024, we entered into amendments to our unsecured line of credit, which, among other things, increased the borrowing capacity from $520.0 million to $620.0 million, with an accordion feature to increase total borrowing capacity to $1.2 billion, extended the maturity date from July 14, 2025 to April 12, 2028 (which may be extended by one additional year by exercising extension options), and reduced the applicable pricing margin from Adjusted SOFR plus 100 basis points to Adjusted SOFR plus 85 basis points based on the Company's current credit rating.

Debt Maturities

Maturities and principal amortization of our consolidated existing debt as of December 31, 2025 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
2026	$355,705
2027	740,000
2028	44,000
2029	—
2030	61,700
Thereafter	400,000
Subtotal	1,601,405
Net discount and debt origination costs	(4,584)
Total	$1,596,821

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

9.    Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets as of December 31, 2025 and 2024 (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Average Fixed Pay Rate	2025	2024
Assets (Liabilities) (1):
Current Derivatives
February 1, 2024	February 1, 2026	$75,000	Daily SOFR	3.5%	$22	$510
February 1, 2024	August 1, 2026	75,000	Daily SOFR	3.7%	(80)	364
February 1, 2024	January 1, 2027	175,000	Daily SOFR	4.2%	(1,358)	(554)
May 1, 2025	April 24, 2029	61,700	Daily SOFR	3.5%	(417)	—
Total		$386,700		3.8%	$(1,833)	$320

Forward Starting Derivatives
February 1, 2026	April 1, 2028	$75,000	Daily SOFR	3.3%	$(102)	$—
August 1, 2026	October 1, 2027	50,000	Daily SOFR	3.1%	6	—
August 1, 2026	April 1 2028	25,000	Daily SOFR	3.1%	24	—
January 6, 2026	October 1, 2029	$30,000	Daily SOFR	3.3%	(25)	—
Total		$180,000		3.3%	$(97)	$—
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	2025	2024	2023
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$(2,221)	$621	$(14,534)

10.    Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2025:
Asset:
Interest rate swaps (prepaids and other assets)	$159	$—	$159	$—
Total assets	$159	$—	$159	$—

Liabilities:
Interest rate swaps (other liabilities)	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2024:
Assets:
Interest rate swaps (prepaids and other assets)	$1,288	$—	$1,288	$—
Total assets	$1,288	$—	$1,288	$—

Liabilities:
Interest rate swaps (other liabilities)	$(968)	$—	$(968)	$—
Total liabilities	$(968)	$—	$(968)	$—

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
Fair value for the year ended December 31, 2025:
Asset:
Long-lived assets	$—	$—	$16,628	$—

During the first quarter of 2025, we entered into an agreement to sell the Howell, Michigan outlet center for $17.0 million. We subsequently recorded a $4.2 million impairment charge in our consolidated statement of operations to lower the value to the estimated fair value based on this agreement.

Other Fair Value Disclosures

The estimated fair value and recorded value of our debt as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,004,896	961,783
Level 3 Significant Unobservable Inputs	552,914	387,048
Total fair value of debt	$1,557,810	$1,348,831

Recorded value of debt	$1,596,821	$1,423,759

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

11.    Shareholders' Equity of the Company

As discussed in Note 12, each Class A common limited partnership unit is exchangeable for one common share of the Company. The following table sets forth the number of Class A common limited partnership units exchanged for an equal number of common shares for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Exchange of Class A limited partnership units	45,054	—	30,024

At-the-Market Offering

Under our at-the-market share offering program ("ATM Program"), we may offer and sell our common shares, $0.01 par value per share, having an aggregate gross sales price of up to $400 million. The ATM Program includes forward sales capability detailed in the “Forward Sale Agreements” section below. We may sell the common shares in amounts and at times to be determined by us but we have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. As of December 31, 2025, we had approximately $400.0 million remaining available for sales of shares under the ATM Program.

The following table sets forth information regarding settlements under our ATM Program:

	2025	2024	2023
Number of Common Shares settled during the period	1,915,762	3,374,184	3,494,919
Average price per Common Share	$36.40	$34.34	$25.75
Aggregate gross proceeds (in thousands)	$69,731	$115,878	$89,986
Aggregate net proceeds after commissions and fees (in thousands)	$69,314	$114,541	$88,861

Forward Sale Agreements
During 2024, we sold an aggregate of 1.9 million shares under the ATM Program which were subject to forward sale agreements, for an estimated aggregate gross value of $69.7 million based on the initial forward sale price of $36.40 with respect to each forward sale agreement. In September 2025, we settled all of the outstanding forward shares that were issued under the ATM Program for total gross proceeds of $69.7 million. A portion of the proceeds were used to fund the acquisition of the Legends Outlets in Kansas City, Kansas.

Share Repurchase Program

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding shares, replacing the previously authorized plan to repurchase up to $100.0 million of the Company's outstanding shares that expired May 31, 2025. Repurchases may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring shares. The Company intends to structure open market purchases to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its shares under this authorization. The Company did not repurchase any shares subsequent to the authorization of the repurchase plan in May 2025. The remaining amount authorized to be repurchased under the program as of December 31, 2025 was $200.0 million.

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

The following table sets forth the changes in outstanding partnership units for the years ended December 31, 2025, 2024 and 2023:

		Limited Partnership Units
	General partnership units	Class A	Class B	Total
Balance December 31, 2022	1,100,000	4,737,982	103,397,920	108,135,902
Units withheld for employee income taxes	—	—	(379,512)	(379,512)
Exchange of Class A limited partnership units	—	(30,024)	30,024	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	1,064,400	1,064,400
Issuance of units	50,000	—	3,444,919	3,444,919
Options exercised	—	—	85,500	85,500
Balance December 31, 2023	1,150,000	4,707,958	107,643,251	112,351,209
Units withheld for employee income taxes	—	—	(419,643)	(419,643)
Grant of restricted common share awards by the Company, net of forfeitures	—	—	769,382	769,382
Issuance of units	100,000	—	3,274,184	3,274,184
Deferred shares issued	—	—	136,469	136,469
Options exercised	—	—	84,990	84,990
Balance December 31, 2024	1,250,000	4,707,958	111,488,633	116,196,591
Units withheld for employee income taxes	—	—	(235,838)	(235,838)
Exchange of Class A limited partnership units	—	(45,054)	45,054	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	591,438	591,438
Issuance of units	—	—	1,915,762	1,915,762
Options exercised	—	—	42,310	42,310
Balance December 31, 2025	1,250,000	4,662,904	113,847,359	118,510,263

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

In 2025 and 2024, adjustments to the noncontrolling interest in the Operating Partnership were made as a result of the changes in the Company's ownership of the Operating Partnership from additional units received in connection with the Company's issuance of common shares under the ATM Program and upon the exercise of options and grants of share-based compensation awards, additional units received upon the exchange of Class A common limited partnership units of the Operating Partnership into an equal number of common shares of the Company, and units repurchased by the Operating Partnership as a result of the Company's repurchase of its outstanding common shares. As discussed in Note 12, for the year ended December 31, 2025, Non-Company LPs exchanged 45,054 Class A common limited partnership units of the Operating Partnership for an equal number of common shares of the Company. The Company did not repurchase any common shares in 2025 and 2024.

The changes in the Company's ownership interests in the subsidiaries impacted consolidated equity during the periods shown as follows (in thousands):

	2025	2024
Net income attributable to Tanger Inc.	$114,776	$98,595
Decrease in Tanger Inc. paid-in-capital adjustments to noncontrolling interests	(2,030)	(3,808)
Changes from net income attributable to Tanger Inc. and transfers from noncontrolling interest	$112,746	$94,787

14.    Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Numerator
Net income attributable to Tanger Inc.	$114,776	$98,595	$99,151
Less allocation of earnings to participating securities	(872)	(920)	(1,186)
Net income available to common shareholders of Tanger Inc.	$113,904	$97,675	$97,965
Denominator
Basic weighted average common shares	113,172	109,263	104,682
Effect of dilutive securities:
Equity awards	1,555	1,816	1,850
Diluted weighted average common shares	114,727	111,079	106,532
Basic earnings per common share:
Net income	$1.01	$0.89	$0.94
Diluted earnings per common share:
Net income	$0.99	$0.88	$0.92

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the year ended December 31, 2025, approximately 97,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. There were no units excluded from the computation for the years ended December 2024 and 2023, respectively.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the years ended December 31, 2025 and December 31, 2024, no options were excluded from the computation, and for the year ended December 31, 2023, approximately 451,000 options were excluded from the computation, respectively, as they were anti-dilutive. The assumed exchange of the partnership units held by the Non-Company LPs as of the beginning of the year, which would result in the elimination of earnings allocated to the noncontrolling interest in the Operating Partnership, would have no impact on earnings per share since the allocation of earnings to a common limited partnership unit, as if exchanged, is equivalent to earnings allocated to a common share.

The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 - Shareholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of our common shares that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of our common shares that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

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

15.    Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per unit amounts):

	2025	2024	2023
Numerator
Net income attributable to partners of the Operating Partnership	$119,501	$102,840	$103,634
Allocation of earnings to participating securities	(872)	(920)	(1,186)
Net income available to common unitholders of the Operating Partnership	$118,629	$101,920	$102,448
Denominator
Basic weighted average common units	117,838	113,971	109,416
Effect of dilutive securities:
Equity awards	1,555	1,816	1,850
Diluted weighted average common units	119,393	115,787	111,266
Basic earnings per common unit:
Net income	$1.01	$0.89	$0.94
Diluted earnings per common unit:
Net income	$0.99	$0.88	$0.92

We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the year ended December 31, 2025, approximately 97,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. There were no units excluded from the computation for the years ended December 31, 2024 and 2023, respectively.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the years ended December 31, 2025 and December 31, 2024, no options were excluded from the computation, and for the year ended December 31, 2023, approximately 451,000 options were excluded from the computation, respectively.

The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 11 - Shareholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of our common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of our common shares that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of our common shares that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

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

We have a shareholder approved equity-based compensation plan, the Incentive Award Plan of Tanger Inc. and Tanger Properties Limited Partnership, as amended (the “Plan”), which covers our non-employee directors, officers, employees and consultants. Under the Plan, we may grant equity and equity-based awards in the form of (among other things) options with respect to common shares of the Company, restricted common shares of the Company, restricted share units with respect to common shares of the Company (which we sometimes refer to as “notional units”) and LTIP units of the Operating Partnership.

Each LTIP unit, if and upon vesting, is convertible, upon the satisfaction of minimum allocations to the capital account of the LTIP unit for federal income tax purposes, into a non-voting Class C common unit of the Operating Partnership. Each such Class C common unit may be exchanged by the holder for one common share of the Company. LTIP units are intended to qualify as profits interests for U.S. federal income tax purposes.

Effective May 19, 2023, the Plan was amended and restated to, among other things, increase the number of shares authorized for issuance under the plan to 21.3 million shares and extend the term of the plan by an additional ten years. As of December 31, 2025, common shares remaining available for future issuance totaled approximately 3.4 million common shares. The amount and terms of the awards granted under the Plan are determined by the Board (or the Compensation Committee of the Board).

We recorded equity-based compensation expense in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively, as follows (in thousands):

	2025	2024	2023
Restricted common shares and time-based LTIP awards	$7,183	$7,385	$7,598
Performance-based notional unit awards and performance-based LTIP awards	5,216	4,257	4,437
Options	335	347	476
Total equity-based compensation	$12,734	$11,989	$12,511

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	2025	2024	2023
Equity-based compensation expense capitalized	$246	$130	$255

As of December 31, 2025, there was $16.2 million of total unrecognized compensation cost related to unvested common equity-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Common Share and Restricted Share Unit Awards

During the years ended 2025, 2024 and 2023, the Company granted approximately 199,000, 254,000 and 345,000 restricted common shares and restricted share units, respectively, to the Company's non-employee directors and the Company's senior executive officers. The non-employee directors' restricted common shares generally vest over one year and the senior executive officers' restricted common shares generally vest over three years. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares and restricted share units. For all of the restricted common share and restricted share unit awards described above, the grant date fair value of the awards were determined based upon the closing market price of the Company's common shares on the day prior to the grant date.

The following table summarizes information related to unvested restricted common shares and restricted share units outstanding for the years ended December 31, 2025, 2024 and 2023:

Unvested Restricted Common Shares and Restricted Share Units	Number of shares and units	Weighted average grant date fair value
Outstanding at December 31, 2022	970,383	$15.18
Granted (1)	345,297	17.85
Vested	(480,036)	13.21
Forfeited	(31,803)	15.89
Outstanding at December 31, 2023	803,841	$17.47
Granted	254,019	26.82
Vested	(499,704)	17.07
Forfeited	(14,553)	21.53
Outstanding at December 31, 2024	543,603	$22.00
Granted	199,371	35.15
Vested	(312,344)	21.58
Forfeited	(4,486)	32.70
Outstanding at December 31, 2025	426,144	$28.58
(1)Includes 22,819 restricted share units.

The table above excludes restricted common shares earned under the 2020, 2021 and 2022 Performance Share Plans. In connection with the 2020 Performance Share Plan, we issued approximately 759,000 restricted common shares in February 2023 with approximately 444,000 vesting during 2023 and the remaining 315,000 vesting in February 2024. In connection with the 2021 Performance Share Plan, we issued approximately 479,000 restricted common shares in February 2024 with approximately 344,000 vesting during 2024 and the remaining 135,000 vesting in February 2025. In connection with the 2022 Performance Share Plan, we issued approximately 402,000 restricted common shares in February 2025, with approximately 259,000 vesting during 2025 and the remaining 143,000 scheduled to vest in February 2026. All performance share plan vesting is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason, (c) due to death or disability or (d) in certain cases, due to retirement).

The total value of restricted common shares vested during the years ended 2025, 2024 and 2023 was $24.0 million, $32.0 million and $18.2 million, respectively. During the years ended 2025, 2024 and 2023, we withheld shares with value equivalent to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld were approximately 236,000, 420,000 and 380,000 for the years ended 2025, 2024 and 2023, respectively, and were based on the value of the restricted common shares on the vesting date as determined by our closing share price on the day prior to the vesting date. Total amounts paid for the employees' tax obligation to taxing authorities were $8.1 million, $12.0 million and $7.3 million for the years ended 2025, 2024 and 2023, respectively, which are reflected as a financing activity within the consolidated statements of cash flows.

Basic Long Term Incentive Plan Units

During 2025, the Company granted to certain non-employee directors 15,180 LTIP units with time-based vesting requirements and a grant date fair value of $34.59 per unit that vest over one year subject to continued service (and subject to accelerated vesting in certain cases, such as termination of the director's service due to his or her death or disability). Compensation expense for these units is being recognized over a one-year period.

Notional Unit Performance Awards and Performance LTIP Unit Awards

Performance Share Plan

Each year, the Compensation Committee of the Company approves the terms and the number of awards to be granted under the Tanger Inc. Performance Share Plan (the “PSP"), formerly titled the "Outperformance Plan". The PSP is a long-term incentive compensation plan. Recipients may earn units that may convert, subject to the achievement of the goals described below, into restricted common shares or LTIP units of the Company based on the Company’s absolute share price appreciation (or absolute total shareholder return) and its share price appreciation relative to its peer group (or relative total shareholder return) over a three-year measurement period. For all recipients, any shares or LTIP units earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the shares or LTIP units vesting immediately following the measurement period, and the remaining 50% vesting one year thereafter, contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason, (c) due to death or disability or (d) in certain cases, due to retirement).

The following table sets forth PSP performance targets and other relevant information about each plan:

	2025 PSP (1)			2024 PSP(1)				2023 PSP(1)				2022 PSP(1)
Performance targets
Absolute portion of award:
Percent of total award	33%			33%				33%				33%
Absolute total shareholder return range	26%	-	41%	26%		-	41%	26%		-	41%	26%		-	41%
Percentage of units to be earned	20%	-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Relative portion of award:
Percent of total award	67%			67%				67%				67%
Percentile rank of peer group range	30th	-	80th	30	th	-	80th	30	th	-	80th	30	th	-	80th
Percentage of units to be earned	20%	-	100%	20%		-	100%	20%		-	100%	20%		-	100%

Maximum number of restricted common shares and LTIP units that may be earned	295,648			367,126				499,696				555,349
Grant date fair value per LTIP unit	$22.33			N/A				N/A				N/A
Grant date fair value per share	$22.22			$16.36				$12.08				$11.68
(1)The number of restricted common shares received under the 2025, 2024, 2023, and 2022 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company's peer group. The peer group is based on companies included in the FTSE Nareit Equity Retail Index.

The fair values of the PSP awards granted during the years ended December 31, 2025, 2024 and 2023 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

	PSP	PSP	PSP
	2025	2024	2023
Risk free interest rate (1)	4.00%	4.40%	3.90%
Expected dividend yield (2)	4.0%	4.3%	4.6%
Expected volatility (3)	29%	37%	62%
(1)Represents the interest rate as of the grant date on U.S. treasury bonds having the same life as the estimated life of the notional performance unit grants.
(2)The dividend yield is calculated utilizing the dividends paid for the previous five-year period.
(3)Based on a mix of historical and implied volatility for our common shares and the common shares of our peer index companies over the measurement period.

The following table sets forth PSP activity for the years ended December 31, 2025, 2024 and 2023:

Unvested PSP Awards	Number of units	Weighted average grant date fair value
Outstanding as of December 31, 2022	1,811,407	$8.84
Awarded	499,696	12.08
Earned (1)	(758,814)	7.30
Forfeited	(149,948)	9.87
Outstanding as of December 31, 2023	1,402,341	$10.29
Awarded	367,126	16.36
Earned (1)	(479,097)	9.76
Forfeited	(63,081)	12.18
Outstanding as of December 31, 2024	1,227,289	$12.90
Awarded	295,648	22.31
Earned (1)	(401,613)	16.62
Forfeited	(7,011)	20.26
Outstanding as of December 31, 2025	1,114,313	$16.03
(1)Represents the units under the 2020, 2021 and 2022 PSP that are no longer outstanding and have been settled in restricted common shares.

Option Awards

Options outstanding at December 31, 2025 had the following weighted average exercise prices and weighted average remaining contractual lives:

	Options Outstanding			Options Exercisable
Exercise prices	Options	Weighted average exercise price	Weighted remaining contractual life in years	Options	Weighted average exercise price
$5.73	77,600	$5.73	4.69	77,600	$5.73
$7.15	1,000,000	$7.15	4.37	1,000,000	$7.15
$19.37	250,000	$19.37	6.91	150,000	$19.37
$21.94	55,100	$21.94	2.20	55,100	$21.94
	1,382,700	$9.87	4.59	1,282,700	$9.13

A summary of option activity under the Plan for the years ended December 31, 2025, 2024 and 2023 (aggregate intrinsic value amount in thousands):

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual life in years	Aggregate intrinsic value
Outstanding as of December 31, 2022	1,716,800	$11.53	6.79	$13,275
Granted	—	—
Exercised	(85,500)	14.45
Forfeited	(26,300)	16.55
Outstanding as of December 31, 2023	1,605,000	$11.30	6.31	$26,719
Granted	—	—
Exercised	(84,990)	15.47
Forfeited	(85,200)	31.43
Outstanding as of December 31, 2024	1,434,810	$9.85	5.74	$34,834
Granted	—	—
Exercised	(42,310)	10.26
Forfeited	(9,800)	5.73
Outstanding as of December 31, 2025	1,382,700	$9.87	4.76	$32,495

Vested and Expected to Vest as of
December 31, 2025	1,382,700	$9.87	4.76	$32,495

Exercisable as of December 31, 2025	1,282,700	$9.13	4.59	$31,095

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). This plan allows participants to defer a portion of their compensation and to receive matching contributions for a portion of the deferred amounts. During the years ended December 31, 2025, 2024 and 2023, we contributed approximately $1.7 million, $1.4 million and $1.2 million, respectively, to the 401(k) Retirement Savings Plan.

17. Accumulated Other Comprehensive Loss of the Company

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive (Income) Loss
	Foreign currency	Cash flow hedges	Total	Foreign currency	Cash flow hedges	Total
Balance December 31, 2022	$(24,516)	$13,479	$(11,037)	$(1,351)	$638	$(713)
Other comprehensive income (loss) before reclassifications	1,431	—	1,431	58	—	58
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(13,913)	(13,913)	—	(619)	(619)
Balance December 31, 2023	(23,085)	(434)	(23,519)	(1,293)	19	(1,274)
Other comprehensive income (loss) before reclassifications	(4,800)	—	(4,800)	(158)	—	(158)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	632	632	—	(15)	(15)
Balance December 31, 2024	(27,885)	198	(27,687)	(1,451)	4	(1,447)
Other comprehensive income (loss) before reclassifications	1,479	—	1,479	64	—	64
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,141)	(2,141)	—	(91)	(91)
Balance December 31, 2025	$(26,406)	$(1,943)	$(28,349)	$(1,387)	$(87)	$(1,474)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.2 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2025.

18. Accumulated Other Comprehensive Loss of the Operating Partnership

The following table presents changes in the balances of each component of accumulated comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Foreign currency	Cash flow hedges	Accumulated other comprehensive income (loss)
Balance December 31, 2022	$(25,867)	$14,117	$(11,750)
Other comprehensive income (loss) before reclassifications	1,491	—	1,491
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(14,534)	(14,534)
Balance December 31, 2023	(24,376)	(417)	(24,793)
Other comprehensive income (loss) before reclassifications	(4,958)	—	(4,958)
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	621	621
Balance December 31, 2024	(29,334)	204	(29,130)
Other comprehensive income (loss) before reclassifications	1,541	—	1,541
Reclassification out of accumulated other comprehensive income (loss) into interest expense	—	(2,234)	(2,234)
Balance December 31, 2025	$(27,793)	$(2,030)	$(29,823)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.2 million of the amounts recorded within accumulated other comprehensive income (loss) related to the interest rate swap agreements in effect and as of December 31, 2025.

19.    Segment Reporting

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Property Revenues:
Rental revenue	$550,896	$497,516	$438,889
Other revenues	20,894	18,902	16,858
Total Revenues	$571,790	$516,418	$455,747

Property Operating Expenses:
Advertising and promotion	$17,799	$19,274	$18,606
Common area maintenance	75,353	69,029	60,128
Real estate taxes	42,920	34,687	31,862
Other operating expense	36,984	27,934	24,888
Total Operating Expenses	$173,056	$150,924	$135,484

Portfolio Net Operating Income - Consolidated	$398,734	$365,494	$320,263

Equity in earnings of unconsolidated joint ventures	$13,580	$11,289	$8,240
Interest expense	(65,860)	(60,637)	(47,928)
Impairment charge	(4,249)	—	—
Other income	668	1,484	9,729
Depreciation and amortization	(150,976)	(138,690)	(108,889)
Other non-property (income) expenses	1,648	1,174	1,119
Corporate general and administrative expenses	(78,923)	(78,341)	(76,299)
Non-cash adjustments	3,776	91	(2,895)
Lease termination fees	1,103	896	542

Net Income	$119,501	$102,760	$103,882

20.    Lease Agreements

Lessor

As a lessor, substantially all of our revenues are earned from arrangements that are within the scope of ASC 842. We account for lease and non-lease components as a single component, which resulted in all of our revenues associated with leases being recorded as rental revenues in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023 we recorded a straight-line rent adjustment of $3.4 million, $607,000 and $2.2 million, respectively, as an increase to rental revenues in our consolidated statements of operations to record revenues from executory costs on a straight-line basis. In addition, direct internal leasing costs are capitalized; however, indirect internal leasing costs are expensed. We only capitalize the portion of these types of costs incurred that are a direct result of an executed lease.

As of December 31, 2025, we were the lessor to over 2,600 stores in our 34 consolidated centers, under operating leases with initial terms that expire from 2026 to 2039, with certain agreements containing extension options. We also have certain agreements which require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

For the years ended December 31, 2025, 2024 and 2023, the components of rental revenues are as follows (in thousands):

	2025	2024	2023
Rental revenues - fixed	$437,255	$397,090	$343,433
Rental revenues - variable (1)	113,641	100,426	95,456
Rental revenues	$550,896	$497,516	$438,889
(1)Primarily includes rents based on a percentage of tenant sales volume and reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

Future minimum lease receipts under non-cancelable operating leases as of December 31, 2025, excluding the effect of straight-line rent and variable rentals, are as follows (in thousands):

2026	$386,535
2027	318,447
2028	241,761
2029	191,029
2029	136,286
Thereafter	424,353
$1,698,411

Lessee

As of December 31, 2025 and 2024 we have operating lease right-of-use assets $83.5 million and $76.1 million, respectively, and operating lease liabilities of $91.6 million, and $84.5 million, respectively.

Our non-cancelable operating leases, with terms in excess of one year, have terms, including certain extension options, that expire from 2026 to 2101. Certain extension options, which are reasonably certain at inception, are used in the calculation of our operating lease right-of-use assets based on the economic life of the asset. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The majority of our operating lease expense is related to ground leases at the following centers: Myrtle Beach Hwy 17, Atlantic City, Sevierville, Riverhead, Foxwoods and Rehoboth Beach and the lease of our corporate office in Greensboro, North Carolina.

For the years ended December 31, 2025, 2024 and 2023, the components of lease costs are as follows (in thousands):

	2025	2024	2023
Operating lease costs	$5,614	$5,490	$5,493
Short-term lease costs	992	890	1,221
Variable lease costs (1)	964	708	738
Total lease costs	$7,570	$7,088	$7,452
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

2025
Weighted - average remaining lease term (years)	48.45
Weighted - average discount rate	5.0%

Cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Operating cash outflows related to operating leases	$5,943	$5,765	$5,709

Maturities of lease liabilities as of December 31, 2025 for the next five years and thereafter are as follows (in thousands):

2026	$6,323
2027	6,361
2028	5,414
2029	5,128
2030	5,149
Thereafter	221,249
Total lease payments	$249,624
Less imputed interest	158,055
Present value of lease liabilities	$91,569

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

Lease Agreements

In addition, certain of our lease agreements include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration if we fail to maintain certain occupancy levels or retain specified named tenants, or if the tenant does not achieve certain specified sales targets. Our occupancy at our consolidated centers was 98% at December 31, 2025 and 98% at December 31, 2024. If our occupancy declines, certain centers may fall below the minimum co-tenancy thresholds and could trigger many tenants ability to pay reduced rents, which in turn may negatively impact our results of operations.

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

22.    Subsequent Events

Dividends
In January 2026, the Board declared a $0.2925 quarterly cash dividend per common share payable on February 13, 2026, to each shareholder of record on January 30, 2026, and a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Unsecured Term Loans
In January 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million and has a combined $150.0 million available under a delayed draw feature, allowing us to draw the proceeds over a six to nine month period. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

Derivatives
In January 2026, we entered into $95.0 million of interest rate swap agreements on unsecured debt bringing the total amount of derivative contracts entered into during 2025 and 2026 to $275.0 million with effective dates throughout 2026 with a weighted average interest rate of 3.3%. These agreements have expiration dates ranging from October 1, 2027, to September 1, 2030.

Exchangeable Notes
In January 2026, the Operating Partnership issued $250.0 million aggregate principal amount of 2.375% Exchangeable Senior Notes due 2031 (the “Exchangeable Notes”), which are guaranteed, on a senior unsecured basis, by the Company. The Exchangeable Notes bear interest at a rate of 2.375% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The Exchangeable Notes mature on January 15, 2031, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes will be exchangeable at an initial exchange rate of 24.0662 common shares per $1,000 principal amount of the Exchangeable Notes (equivalent to an exchange price of approximately $41.55 per common share). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. Net proceeds after the initial purchaser’s discount and estimated offering costs were approximately $243 million.

In connection with the Exchangeable Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the Exchangeable Notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of Company common shares that underlie the Exchangeable Notes. The cap price of the capped call transaction initially is approximately $47.49 per share, which represents a premium of approximately 40% over the last reported sale price of the Company's common shares of $33.92 per share on the New York Stock Exchange on January 7, 2026, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Exchangeable Notes were used to pay the capped call premium of approximately $9 million, which will be recorded in shareholders' equity for the Company and partners' equity for the Operating Partnership.

Finally, concurrent with the pricing of the Exchangeable Notes, we repurchased approximately 590,000 Company common shares for approximately $20 million in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate, at a price per share equal to the last reported sale price of the Common Shares on the New York Stock Exchange on January 7, 2026.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2025 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2025 (2)
Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Asheville	Asheville, NC	$—	$6,092	$56,326	$—	$5,091	$6,092	$61,417	$67,509	$7,894	2023 (5)
Atlantic City	Atlantic City, NJ	5,760	—	125,988	—	19,492	—	145,480	145,480	66,311	2011 (5)
Branson	Branson, MO	—	4,407	25,040	396	30,435	4,803	55,475	60,278	42,262	1994
Charleston	Charleston, SC	—	10,353	48,877	—	36,601	10,353	85,478	95,831	46,127	2006
Commerce	Commerce, GA	—	1,262	14,046	707	42,620	1,969	56,666	58,635	43,871	1995
Daytona Beach	Daytona Beach, FL	—	9,913	80,410	—	9,633	9,913	90,043	99,956	40,740	2016
Deer Park	Deer Park, NY	—	82,413	173,044	—	46,572	82,413	219,616	302,029	92,008	2013 (5)
Foley	Foley, AL	—	4,400	82,410	693	41,452	5,093	123,862	128,955	79,729	2003 (5)
Fort Worth	Fort Worth, TX	—	11,157	87,025	—	5,142	11,157	92,167	103,324	35,399	2017
Foxwoods (6)	Mashantucket, CT	—	—	130,941	—	(95,523)	—	35,418	35,418	7,384	2015
Gonzales	Gonzales, LA	—	679	15,895	—	35,998	679	51,893	52,572	41,813	1992
Grand Rapids	Grand Rapids, MI	—	8,180	75,420	—	11,033	8,180	86,453	94,633	39,635	2015
Hershey	Hershey, PA	—	3,673	48,186	—	21,306	3,673	69,492	73,165	30,553	2011 (5)
Hilton Head I	Bluffton, SC	—	4,753	—	—	36,221	4,753	36,221	40,974	22,970	2011
Hilton Head II	Bluffton, SC	—	5,128	20,668	—	19,250	5,128	39,918	45,046	27,013	2003 (5)
Huntsville	Huntsville, AL	—	22,432	145,990	—	7,333	22,432	153,323	175,755	21,275	2023 (5)
Kansas City	Kansas City, KS	118,317	10,192	116,057	—	4,689	10,192	120,746	130,938	1,905	2025 (5)
Lancaster	Lancaster, PA	—	3,691	19,907	6,656	68,420	10,347	88,327	98,674	51,113	1994 (5)
Little Rock	Little Rock, AR	—	6,244	59,358	—	798	6,244	60,156	66,400	3,020	2024 (5)
Locust Grove	Locust Grove, GA	—	2,558	11,801	57	38,621	2,615	50,422	53,037	36,198	1994
Mebane	Mebane, NC	—	8,821	53,362	—	12,534	8,821	65,896	74,717	41,998	2010
Myrtle Beach Hwy 17	Myrtle Beach, SC	—	—	80,733	1,506	40,230	1,506	120,963	122,469	61,382	2009 (5)
Myrtle Beach Hwy 501	Myrtle Beach, SC	—	8,781	56,798	—	46,648	8,781	103,446	112,227	66,764	2003 (5)
Nashville	Nashville, TN	—	8,772	133,641	—	3,909	8,772	137,550	146,322	16,571	2023
Pinecrest	Cleveland, OH	—	22,416	127,517	—	1,137	22,416	128,654	151,070	4,859	2025 (5)

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2025 (in thousands)

Description			Initial cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements) (1)		Gross Amount Carried at Close of Period December 31, 2025(2)
Center Name	Location	Encumbrances (3)	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Land	Buildings, Improvements & Fixtures	Total	Accumulated Depreciation (1)(4)	Date of Construction or Acquisition
Pittsburgh	Pittsburgh, PA	—	5,528	91,288	3	21,212	5,531	112,500	118,031	81,338	2008
Rehoboth Beach	Rehoboth Beach, DE	—	20,600	74,209	1,875	74,172	22,475	148,381	170,856	83,716	2003 (5)
Riverhead	Riverhead, NY	—	—	36,374	6,152	155,910	6,152	192,284	198,436	136,707	1993
San Marcos	San Marcos, TX	—	1,801	9,440	2,301	70,690	4,102	80,130	84,232	56,888	1993
Savannah	Pooler, GA	—	8,432	167,780	490	30,487	8,922	198,267	207,189	62,848	2016 (5)
Sevierville	Sevierville, TN	—	—	18,495	—	73,825	—	92,320	92,320	54,750	1997 (5)
Southaven	Southaven, MS	61,157	14,959	50,511	—	(1,383)	14,959	49,128	64,087	29,996	2015
Tilton	Tilton, NH	—	1,800	24,838	29	18,766	1,829	43,604	45,433	27,374	2003 (5)
Westgate	Glendale, AZ	—	19,037	140,337	2,558	40,422	21,595	180,759	202,354	49,716	2016 (5)
Other	Various	—	306	1,495	—	532	306	2,027	2,333	1,467	Various
		$185,234	$318,780	$2,404,207	$23,423	$974,275	$342,203	$3,378,482	$3,720,685	$1,513,594
(1)Includes impairment charges that reduce the asset value.
(2)Aggregate cost for federal income tax purposes is approximately $3.9 billion.
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

TANGER INC. and SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP and SUBSIDIARIES
SCHEDULE III - (Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Year Ended December 31, 2025
(in thousands)

The changes in total real estate for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$3,408,047	$3,271,240	$2,855,871
Improvements	93,868	77,194	188,863
Impairment charge	(40,387)	—	—
Acquisitions	279,991	67,769	230,840
Dispositions and other	(20,834)	(8,156)	(4,334)
Balance, end of year	$3,720,685	$3,408,047	$3,271,240

The changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$1,428,017	$1,318,264	$1,224,962
Depreciation for the period	126,516	117,851	97,636
Impairment charge	(36,016)	—	—
Dispositions and other	(4,923)	(8,098)	(4,334)
Balance, end of year	$1,513,594	$1,428,017	$1,318,264