Form 10-Q
period 2026-03-31
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2026-05-04
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, there were 114,875,851 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended March 31, 2026 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of March 31, 2026, the Company and its wholly owned subsidiaries owned 114,875,851 units of the Operating Partnership, and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A and 15,180 Class C common limited partnership units. Each Class A and Class C common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Non-Company LPs include entities or individuals that contributed property interests in exchange for Class A common limited partnership units, as well as directors awarded long-term incentive units (“LTIP units”) as long-term incentive compensation that have converted into Class C common limited partnership units. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

There are only a few differences between the Company and the Operating Partnership, which are reflected in the disclosures in this Quarterly Report. We believe it is important, however, to understand these differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated consolidated company.

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share data,unaudited)

	March 31, 2026	December 31, 2025
Assets
Rental property:
Land	$342,203	$342,203
Buildings, improvements and fixtures	3,368,779	3,360,308
Construction in progress	21,286	18,174
	3,732,268	3,720,685
Accumulated depreciation	(1,547,230)	(1,513,594)
Total rental property, net	2,185,038	2,207,091
Cash and cash equivalents	207,403	18,133
Restricted cash	35,811	35,395
Short-term investments	20,000	—
Investments in unconsolidated joint ventures	64,788	64,862
Deferred lease costs and other intangibles, net	105,489	110,669
Operating lease right-of-use assets	83,136	83,497
Prepaids and other assets	132,609	136,335
Total assets	$2,834,274	$2,655,982
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,044,088	$1,043,609
Senior, unsecured exchangeable notes, net	242,826	—
Unsecured term loans, net	394,342	323,978
Mortgages payable, net	184,418	185,234
Unsecured lines of credit	—	44,000
Total debt	1,865,674	1,596,821
Accounts payable and accrued expenses	78,442	133,065
Operating lease liabilities	91,179	91,569
Other liabilities	101,197	99,423
Total liabilities	2,136,492	1,920,878
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 114,875,851 and 115,097,359 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,149	1,151
Paid in capital	1,230,945	1,262,920
Accumulated distributions in excess of net income	(536,026)	(529,239)
Accumulated other comprehensive loss	(25,593)	(28,349)
Equity attributable to Tanger Inc.	670,475	706,483
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	27,307	28,621
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	697,782	735,104
Total liabilities and equity	$2,834,274	$2,655,982
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Rental revenue	$143,538	$129,285
Management, leasing and other services	2,204	2,407
Other revenue	4,675	3,671
Total revenues	150,417	135,363
Expenses:
Property operating	46,733	41,820
General and administrative	20,088	18,993
Impairment charge	—	4,249
Depreciation and amortization	40,352	37,146
Total expenses	107,173	102,208
Other income (expense):
Interest expense	(19,176)	(15,772)
Other income (expense)	1,907	217
Total other income (expense)	(17,269)	(15,555)
Income before equity in earnings of unconsolidated joint ventures	25,975	17,600
Equity in earnings of unconsolidated joint ventures	3,442	2,399
Net income	29,417	19,999
Noncontrolling interests in Operating Partnership	(1,156)	(798)
Noncontrolling interests in other consolidated partnerships	—	—
Net income attributable to Tanger Inc.	$28,261	$19,201

Basic earnings per common share:
Net income	$0.25	$0.17
Diluted earnings per common share:
Net income	$0.24	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2026	2025
Net income	$29,417	$19,999
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	(634)
Change in fair value of cash flow hedges	3,053	(1,248)
Other comprehensive income (loss)	2,868	(1,882)
Comprehensive income	32,285	18,117
Comprehensive income attributable to noncontrolling interests	(1,268)	(724)
Comprehensive income attributable to Tanger Inc.	$31,017	$17,393
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	$1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	19,201	—	19,201	798	—	19,999
Other comprehensive loss	—	—	—	(1,808)	(1,808)	(74)	—	(1,882)
Compensation under Incentive Award Plan	—	2,959	—	—	2,959	—	—	2,959
Issuance of 5,200 common shares upon exercise of options	—	38	—	—	38	—	—	38
Grant of 595,924 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 211,605 common shares for employee income taxes	(2)	(7,259)	—	—	(7,261)	—	—	(7,261)
Adjustment for noncontrolling interests in other consolidated partnerships	—	628	—	—	628	(628)	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.275 per share)	—	—	(32,232)	—	(32,232)	—	—	(32,232)
Distributions to noncontrolling interests	—	—	—	—	—	(1,282)	—	(1,282)
Balance, March 31, 2025	$1,132	$1,187,104	$(524,846)	$(29,495)	$633,895	$26,118	$—	$660,013
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2025	$1,151	$1,262,920	$(529,239)	$(28,349)	$706,483	$28,621	$—	$735,104
Net income	—	—	28,261	—	28,261	1,156		29,417
Other comprehensive income	—	—	—	2,756	2,756	112	—	2,868
Compensation under Incentive Award Plan	—	3,686	—	—	3,686	—	—	3,686
Issuance of 33,200 common shares upon exercise of options	—	431	—	—	431	—	—	431
Grant of 580,680 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Repurchase of 589,622 common shares, including transaction costs	(6)	(19,994)	—	—	(20,000)	—	—	(20,000)
Capped call transaction premium	—	(9,025)	—	—	(9,025)	—	—	(9,025)
Withholding of 245,766 common shares for employee income taxes	(2)	(8,272)	—	—	(8,274)	—	—	(8,274)
Adjustment for noncontrolling interests in Operating Partnership		1,205	—	—	1,205	(1,205)	—	—
Common dividends ($0.2925 per share)	—	—	(35,048)	—	(35,048)	—	—	(35,048)
Distributions to noncontrolling interests	—	—	.	—	—	(1,377)		(1,377)
Balance, March 31, 2026	$1,149	$1,230,945	$(536,026)	$(25,593)	$670,475	$27,307	$—	$697,782
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$29,417	$19,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,352	37,146
Impairment charge	—	4,249
Amortization of deferred financing costs	1,256	940
Equity in earnings of unconsolidated joint ventures	(3,442)	(2,399)
Equity-based compensation expense	3,610	2,926
Amortization of debt (premiums) and discounts, net	(226)	205
Accretion of market rent rate adjustments, net	(354)	(402)
Straight-line rent adjustments	(2,352)	418
Distributions of cumulative earnings from unconsolidated joint ventures	4,083	4,050
Changes in other assets and liabilities:
Other assets	8,104	(2,760)
Accounts payable and accrued expenses	(44,107)	(22,935)
Net cash provided by operating activities	36,341	41,437
INVESTING ACTIVITIES
Additions to rental property	(20,837)	(10,300)
Acquisition of real estate assets	—	(164,190)
Additions to short-term investments	(20,000)	—
Additions to non-real estate assets	(1,528)	(1,345)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,114	1,299
Additions to deferred lease costs	(1,222)	(687)
Payments for other investing activities	(433)	(1,513)
Proceeds from other investing activities	627	1,039
Net cash used in investing activities	(41,279)	(175,697)
FINANCING ACTIVITIES
Cash dividends paid	(35,048)	(32,232)
Distributions to noncontrolling interests in Operating Partnership	(1,377)	(1,282)
Proceeds from revolving credit facility	—	160,000
Repayments of revolving credit facility	(44,000)	(21,000)
Proceeds from issuance of senior, unsecured exchangeable notes	250,000	—
Proceeds from notes, mortgages and loans	194,857	—
Repayments of notes, mortgages and loans	(120,247)	(366)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,274)	(7,261)
Repurchase of common shares, including transaction costs	(20,000)	—
Additions to deferred financing costs	(12,337)	—
Capped call transactions premium	(9,025)	—
Proceeds from exercise of options	431	38
Payment for other financing activities	(287)	(282)
Net cash provided by financing activities	194,693	97,615
Effect of foreign currency rate changes on cash and cash equivalents	(69)	(191)
Net increase (decrease) in cash, cash equivalents and restricted cash	189,686	(36,836)
Cash, cash equivalents and restricted cash beginning of period	53,528	46,992
Cash, cash equivalents and restricted cash end of period	$243,214	$10,156
The accompanying notes are an integral part of these consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	March 31, 2026	December 31, 2025
Assets
Rental property:
Land	$342,203	$342,203
Buildings, improvements and fixtures	3,368,779	3,360,308
Construction in progress	21,286	18,174
	3,732,268	3,720,685
Accumulated depreciation	(1,547,230)	(1,513,594)
Total rental property, net	2,185,038	2,207,091
Cash and cash equivalents	206,890	17,893
Restricted cash	35,811	35,395
Short-term investments	20,000	—
Investments in unconsolidated joint ventures	64,788	64,862
Deferred lease costs and other intangibles, net	105,489	110,669
Operating lease right-of-use assets	83,136	83,497
Prepaids and other assets	132,979	136,048
Total assets	$2,834,131	$2,655,455
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,044,088	$1,043,609
Senior, unsecured exchangeable notes, net	242,826	—
Unsecured term loans, net	394,342	323,978
Mortgages payable, net	184,418	185,234
Unsecured lines of credit	—	44,000
Total debt	1,865,674	1,596,821
Accounts payable and accrued expenses	78,299	132,538
Operating lease liabilities	91,179	91,569
Other liabilities	101,197	99,423
Total liabilities	2,136,349	1,920,351
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,250,000 and 1,250,000 units outstanding at March 31, 2026 and December 31, 2025, respectively	8,846	8,906
Limited partners, 4,662,904 and 4,662,904 Class A common units, 113,625,851 and 113,847,359 Class B common units, and 15,180 and 0 Class C common units outstanding at March 31, 2026 and December 31, 2025, respectively	715,891	756,021
Accumulated other comprehensive loss	(26,955)	(29,823)
Total partners’ equity	697,782	735,104
Noncontrolling interests in consolidated partnerships	—	—
Total equity	697,782	735,104
Total liabilities and equity	$2,834,131	$2,655,455
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Rental revenue	$143,538	$129,285
Management, leasing and other services	2,204	2,407
Other revenue	4,675	3,671
Total revenues	150,417	135,363
Expenses:
Property operating	46,733	41,820
General and administrative	20,088	18,993
Impairment charge	—	4,249
Depreciation and amortization	40,352	37,146
Total expenses	107,173	102,208
Other income (expense):
Interest expense	(19,176)	(15,772)
Other income (expense)	1,907	217
Total other income (expense)	(17,269)	(15,555)
Income before equity in earnings of unconsolidated joint ventures	25,975	17,600
Equity in earnings of unconsolidated joint ventures	3,442	2,399
Net income	29,417	19,999
Noncontrolling interests in consolidated partnerships	—	—
Net income available to partners	29,417	19,999
Net income available to limited partners	29,111	19,787
Net income available to general partner	$306	$212

Basic earnings per common unit:
Net income	$0.25	$0.17
Diluted earnings per common unit:
Net income	$0.24	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended March 31,
	2026	2025
Net income	$29,417	$19,999
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	(634)
Changes in fair value of cash flow hedges	3,053	(1,248)
Other comprehensive income (loss)	2,868	(1,882)
Comprehensive income	32,285	18,117
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—
Comprehensive income attributable to the Operating Partnership	$32,285	$18,117
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit data and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2024	9,094	699,710	(29,130)	679,674	—	679,674
Net income	212	19,787	—	19,999	—	19,999
Other comprehensive loss	—	—	(1,882)	(1,882)	—	(1,882)
Compensation under Incentive Award Plan	—	2,959	—	2,959	—	2,959
Issuance of 5,200 common units upon exercise of options	—	38	—	38	—	38
Grant of 595,924 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 211,605 common units for employee income taxes	—	(7,261)	—	(7,261)	—	(7,261)
Common distributions ($0.275 per unit)	(344)	(33,170)	—	(33,514)		(33,514)
Balance, March 31, 2025	$8,962	$682,063	$(31,012)	$660,013	$—	$660,013

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2025	$8,906	$756,021	$(29,823)	$735,104	$—	$735,104
Net income	306	29,111	—	29,417	—	29,417
Other comprehensive income	—	—	2,868	2,868	—	2,868
Compensation under Incentive Award Plan	—	3,686	—	3,686	—	3,686
Repurchase of 589,622 common units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Capped call transaction premium	—	(9,025)	—	(9,025)	—	(9,025)
Issuance of 33,200 common units upon exercise of options	—	431	—	431	—	431
Grant of 580,680 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 15,180 Class C common limited partnership units upon conversion of Basic LTIP units	—	—	—	—	—	—
Withholding of 245,766 common units for employee income taxes	—	(8,274)	—	(8,274)	—	(8,274)
Common distributions ($0.2925 per unit)	(366)	(36,059)	—	(36,425)	—	(36,425)
Balance, March 31, 2026	$8,846	$715,891	$(26,955)	$697,782	$—	$697,782
The accompanying notes are an integral part of these consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$29,417	$19,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,352	37,146
Impairment charge	—	4,249
Amortization of deferred financing costs	1,256	940
Equity in earnings of unconsolidated joint ventures	(3,442)	(2,399)
Equity-based compensation expense	3,610	2,926
Amortization of debt (premiums) and discounts, net	(226)	205
Accretion of market rent rate adjustments, net	(354)	(402)
Straight-line rent adjustments	(2,352)	418
Distributions of cumulative earnings from unconsolidated joint ventures	4,083	4,050
Changes in other assets and liabilities:
Other assets	7,448	(2,553)
Accounts payable and accrued expenses	(43,724)	(23,001)
Net cash provided by operating activities	36,068	41,578
INVESTING ACTIVITIES
Additions to rental property	(20,837)	(10,300)
Acquisitions of real estate assets	—	(164,190)
Additions to short-term investments	(20,000)	—
Additions to non-real estate assets	(1,528)	(1,345)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,114	1,299
Additions to deferred lease costs	(1,222)	(687)
Payments for other investing activities	(433)	(1,513)
Proceeds from other investing activities	627	1,039
Net cash used in investing activities	(41,279)	(175,697)
FINANCING ACTIVITIES
Cash distributions paid	(36,425)	(33,514)
Proceeds from revolving credit facility	—	160,000
Repayments of revolving credit facility	(44,000)	(21,000)
Proceeds from issuance of senior, unsecured exchangeable notes	250,000	—
Proceeds from notes, mortgages and loans	194,857	—
Repayments of notes, mortgages and loans	(120,247)	(366)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,274)	(7,261)
Repurchase of common units, including transaction costs	(20,000)	—
Capped call transactions premium	(9,025)	—
Additions to deferred financing costs	(12,337)	—
Proceeds from exercise of options	431	38
Payment for other financing activities	(287)	(282)
Net cash provided by financing activities	194,693	97,615
Effect of foreign currency on cash and cash equivalents	(69)	(191)
Net increase (decrease) in cash, cash equivalents and restricted cash	189,413	(36,695)
Cash, cash equivalents and restricted cash beginning of period	53,288	46,700
Cash, cash equivalents and restricted cash end of period	$242,701	$10,005
The accompanying notes are an integral part of these consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and other open-air retail destinations in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and other open-air retail centers. As of March 31, 2026, we owned and operated 31 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 14.0 million square feet, which were 96.9% occupied and contained over 2,600 stores representing approximately 700 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. The portfolio also includes one managed center, totaling approximately 457,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the consolidated financial statements are unaudited.

Our shopping centers and other assets are held by, and all of our operations are conducted by the Operating Partnership. Accordingly, the descriptions of our business, employees and assets are also descriptions of the business, employees and assets of the Operating Partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership. As of March 31, 2026, the Company and its wholly-owned subsidiaries owned 114,875,851 units of the Operating Partnership, and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A and 15,180 Class C common limited partnership units. Each Class A and Class C common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Non-Company LPs include entities or individuals that contributed property interests in exchange for Class A common limited partnership units, as well as directors awarded long-term incentive plan units (“LTIP units”) as long-term incentive compensation that have converted into Class C common limited partnership units. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 balance sheet data in this Form 10-Q was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), however management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends, including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the consolidated balance sheets were approximately $54.7 million and $52.4 million as of March 31, 2026 and December 31, 2025, respectively.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above-described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $48.4 million, and the estimated potential disposition proceeds of the sale of the center, $62.5 million (in aggregate totaling $110.9 million) exceeds the carrying value of $101.8 million by $9.1 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

Exchangeable Debt

In January 2026, we issued $250.0 million aggregate principal amount of 2.375% Exchangeable Senior Notes due 2031 (the “Exchangeable Notes”) in a private placement (the “Exchangeable Notes Offering”). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. We account for the Notes in accordance with Accounting Standards Codification (“ASC) 470-20, Debt with Conversion and Other Options. The exchange feature embedded with the Exchangeable Notes is eligible for an exception from derivative accounting because it is indexed to the Company’s common shares. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. As such, the exchange feature embedded within the Exchangeable Notes meets the equity classification under ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity, therefore, the exchange feature is not bifurcated.

At each reporting period, we calculate the effect of the Exchangeable Notes on our dilutive earnings per common share / common unit using the if-converted method. Concurrently with the pricing of the Exchangeable Notes, we entered privately negotiated into capped call transactions (“Capped Call Transactions”) with certain financial institutions for a total cost of $9 million. The Capped Call Transactions cover, subject to customary adjustments, the number of common shares initially underlying the Exchangeable Notes, and generally expire upon maturity of the Exchangeable Notes or earlier settlement, as applicable. Similar to the exchange feature embedded in the Exchangeable Notes, the Capped Call Transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded as a reduction to shareholders’ equity for the Company and partners’ capital for the Operating Partnership.

3. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of March 31, 2026
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$64.8	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(20.7)	$95.3
National Harbor(2)	National Harbor, MD	50.0%	341	(12.4)	89.8
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.9)	59.3
Columbus(2)	Columbus, OH	50.0%	355	(7.2)	70.5
		50.0%	1,448	$(54.2)	$314.9

As of December 31, 2025
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$64.9	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(20.5)	$95.8
National Harbor(2)	National Harbor, MD	50.0%	341	(12.0)	90.2
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.3)	59.2
Columbus(2)	Columbus, OH	50.0%	355	(6.1)	70.5
		50.0%	1,448	$(51.9)	$315.7
(1)Net of debt origination costs of $1.6 million as of March 31, 2026 and $1.7 million as of December 31, 2025.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Fee:
Management and marketing	$589	$563
Leasing and other fees	71	89
Expense reimbursements from unconsolidated joint ventures	1,230	1,322
Total Fees	$1,890	$1,974

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed

Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $1.5 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Land	$78,996	$79,571
Buildings, improvements and fixtures	469,568	471,946
Construction in progress	1,415	1,125
	549,979	552,642
Accumulated depreciation	(236,949)	(233,933)
Total rental property, net	313,030	318,709
Cash and cash equivalents	14,582	19,369
Deferred lease costs and other intangibles, net	2,622	2,699
Prepaids and other assets	10,132	12,034
Total assets	$340,366	$352,811
Liabilities and Owners’ Equity
Mortgages payable, net	$314,960	$315,747
Accounts payable and other liabilities	13,703	15,844
Total liabilities	328,663	331,591
Owners’ equity	11,703	21,220
Total liabilities and owners’ equity	$340,366	$352,811

	Three months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	March 31,
	2026	2025
Revenues	$25,158	$23,644
Expenses:
Property operating	9,681	8,947
General and administrative	23	—
Depreciation and amortization	4,698	5,690
Total expenses	14,402	14,637
Other income (expense):
Interest expense	(4,024)	(4,431)
Other income	143	162
Total other expense	(3,881)	(4,269)
Net income	$6,875	$4,738
The Company and Operating Partnership’s share of:
Net income	$3,442	$2,399
Depreciation and amortization (real estate related)	$2,345	$2,860

4. Debt Guaranteed by the Company

All of the Company’s debt is incurred by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $620.0 million remains available as of March 31, 2026. The Company also guarantees the Operating Partnership’s $400.0 million unsecured term loans and the Operating Partnership’s $250.0 million senior, unsecured exchangeable notes.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	March 31, 2026	December 31, 2025
Unsecured lines of credit	$—	$44,000
Senior, unsecured exchangeable notes	$250,000	$—
Unsecured term loans	$400,000	$325,000

5. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						March 31, 2026		December 31, 2025
	Stated Interest Rate(s)		Effective Rate (1)	Maturity Date	Maturity Date With Extension Option	Principal	Book Value(2)	Principal	Book Value(2)

Senior, unsecured notes:
Senior notes	3.125%		3.2%	Sept. 2026		$350,000	$349,779	$350,000	$349,631
Senior notes	3.875%		3.9%	July 2027		300,000	299,475	300,000	299,370
Senior notes	2.750%		2.9%	Sept. 2031		400,000	394,834	400,000	394,608

Senior, unsecured exchangeable notes:
Exchangeable senior notes	2.375%		2.4%	Jan. 2031		250,000	242,826	—	—

Unsecured term loans:
Unsecured term loan (3)	SOFR+	0.95%	4.7%	Dec. 2030		250,000	246,370	325,000	323,978
Unsecured term loan (3)	SOFR+	1.25%	5.0%	Jan. 2033		150,000	147,972	—	—

Mortgages payable:
Atlantic City (4) (5)	6.44%		5.05%	Dec. 2026		5,315	5,357	5,705	5,760
Kansas City (5)	7.57%		6.0%	Nov. 2027		115,000	117,875	115,000	118,317
Southaven (3) (6)	SOFR+	2.00%	5.5%	April 2030		61,700	61,186	61,700	61,157

Unsecured lines of credit	SOFR+	0.85%	4.5%	April 2028	April 2029	—	—	44,000	44,000
Total						$1,882,015	$1,865,674	$1,601,405	$1,596,821
(1)Includes the impact of discounts and premiums, mark-to-market adjustments for mortgages assumed in conjunction with property acquisitions and interest rate swap agreements, as applicable.
(2)Includes premiums, discounts and unamortized debt origination costs. These costs were $16.3 million and $4.6 million as of March 31, 2026 and December 31, 2025, respectively. This excludes $5.2 million and $5.7 million of unamortized debt origination costs related to the unsecured lines of credit at March 31, 2026 and December 31, 2025, respectively, recorded in prepaids and other assets in the consolidated balance sheet.
(3)We have entered into various interest rate swap agreements to effectively fix variable interest costs (see Note 6).
(4)Principal and interest due monthly with remaining principal due at maturity.

(5)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgage assumed during the acquisition in 2011 was 5.05%. The effective interest rate assigned during the purchase price allocation to the Kansas City mortgage assumed as part of the acquisition in 2025 was 6.0%.
(6)The Operating Partnership provides a 10% guarantee of this mortgage, which is held at a joint venture that is consolidated for financial reporting purposes.

Certain of our properties, which had a net book value of approximately $194.9 million at March 31, 2026, serve as collateral for mortgages payable. As of March 31, 2026, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million under which there were no outstanding borrowings. The unsecured lines of credit as of March 31, 2026 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

2026 Transactions

Exchangeable Notes
In January 2026, the Operating Partnership issued $250.0 million aggregate principal amount of the Exchangeable Notes, which are guaranteed, on a senior, unsecured basis, by the Company (the “Guarantee”). The Exchangeable Notes bear interest at a rate of 2.375% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The Exchangeable Notes mature on January 15, 2031, unless earlier exchanged, redeemed or repurchased. On or after October 15, 2030, the Exchangeable Notes will be exchangeable at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. The Exchangeable Notes will be exchangeable at an initial exchange rate of 24.0662 common shares per $1,000 principal amount of the Exchangeable Notes (equivalent to an exchange price of approximately $41.55 per common share). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. Net proceeds after the initial purchaser’s discount and offering costs were approximately $243.0 million.

The Exchangeable Notes and the Guarantee were issued pursuant to an indenture, dated as of January 12, 2026 (the “Indenture”), among the Operating Partnership, the Company and U.S. Bank Trust Company, National Association, as trustee.

If a Fundamental Change (as defined in the Indenture) occurs prior to the maturity date for the Exchangeable Notes, subject to certain conditions and a limited exception, holders of the Exchangeable Notes may require the Operating Partnership to repurchase for cash all or any portion of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture). In addition, if certain corporate events occur or if the Operating Partnership calls any Exchangeable Notes for redemption, the Operating Partnership may be required, in certain circumstances, to increase the exchange rate for any Exchangeable Notes in connection with any such corporate event or exchange their Exchangeable Notes called (or deemed called, as provided in the Indenture) for redemption by a specified number of common shares, up to a maximum of 29.4811 common shares per $1,000 principal amount of Exchangeable Notes.

The Operating Partnership may redeem for cash all or any portion of the Exchangeable Notes (subject to certain limitations), if the Company’s board of directors (or a committee thereof) determines such redemption is necessary to preserve the Company’s status as a REIT for U.S. federal income tax purposes. The Operating Partnership does not have any other right to redeem the Exchangeable Notes prior to January 22, 2029. On any business day on or after January 22, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, the Operating Partnership may redeem the Exchangeable Notes, at its option, in whole or in part (subject to certain limitations), if the last reported sale price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of the Exchangeable Notes on a record date to receive the related interest payment).

In connection with the offering of Exchangeable Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the common shares, if any, deliverable upon exchange of the Exchangeable Notes. In February 2026, the Company registered the resale of the common shares offered under a prospectus supplement pursuant to contractual obligations under the registration rights agreement. Further, we agreed in the registration rights agreement to use commercially reasonable efforts to keep the shelf registration statement or resale prospectus effective to and including the earlier of (1) the 50th trading day immediately following the maturity date for the Exchangeable Notes (subject to extension for any suspension of the effectiveness of the registration during such 50-trading day period immediately following the maturity date for the Exchangeable Notes) and (2) the 50th trading day immediately following the date on which (i) there are no longer outstanding any Exchangeable Notes or (ii) there are no common shares delivered or deliverable upon exchange thereof that would be “restricted securities" (within the meaning of Rule 144 under the Securities Act). If the Operating Partnership does not fulfill certain of its obligations under the registration rights agreement (a "Registration Default"), the Operating Partnership will be required to pay additional interest to holders of the Exchangeable Notes. If a holder of the Exchangeable Notes exchanges some or all of its Exchangeable Notes, such holder will not be entitled to additional interest with respect to the notes so exchanged. However, if such holder exchanges some or all of its Exchangeable Notes when there exists a Registration Default, the Operating Partnership will increase the applicable exchange rate by 3% for each $1,000 principal amount of notes so exchanged instead of paying any additional interest. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts is not probable as of March 31, 2026, they have not been recognized or included in the allocation of the proceeds from Exchangeable Notes as of March 31, 2026.

Unsecured Term Loans
In January 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million, and we have a combined $150.0 million available under a delayed draw feature. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

Unsecured Lines of Credit
The unsecured lines of credit and senior, unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of March 31, 2026, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of March 31, 2026 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2026	$355,315
2027	415,000
2028 (1)	—
2029 (1)	—
2030	311,700
Thereafter	800,000
Subtotal	1,882,015
Net discount and debt origination costs	(16,341)
Total	$1,865,674
(1)Excludes the two six-month extension options on our $620.0 million unsecured lines of credit under which there were no outstanding borrowings at March 31, 2026 and which mature in 2028. If the extension options are exercised, the debt maturity dates would be extended to 2029.

We have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash and short-term investments, our existing delayed draw feature under our unsecured term loans, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions, and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

6. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	March 31, 2026	December 31, 2025
Assets (Liabilities)(1):

February 2024	February 2026	$75,000	Daily SOFR	3.5%	$—	$22

February 2024	August 2026	75,000	Daily SOFR	3.7%	(18)	(80)
February 2024	January 2027	175,000	Daily SOFR	4.2%	(689)	(1,358)
January 2026	October 2029	75,000	Daily SOFR	3.4%	386	(25)
February 2026	April 2028	75,000	Daily SOFR	3.3%	379	(102)
		$400,000		3.8%

May 2025	April 2029	61,700	Daily SOFR	3.5%	—	(417)
Total					$58	$(1,960)

Forward Starting Derivatives
August 2026	October 2027	50,000	Daily SOFR	3.1%	272	6
August 2026	April 2028	25,000	Daily SOFR	3.1%	180	24
January 2027	December 2028	50,000	Daily SOFR	3.2%	225	—
January 2027	April 2029	25,000	Daily SOFR	3.1%	213	—
January 2027	September 2030	25,000	Daily SOFR	3.5%	(20)	—
Total		$175,000		3.2%	$870	$30
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

The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2026	2025
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$3,053	$(1,248)

7. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of March 31, 2026:
Assets:
Interest rate swaps (prepaids and other assets)	$1,730	—	$1,730	$—
Total assets	$1,730	$—	$1,730	$—

Liabilities:
Interest rate swaps (other liabilities)	$(802)	$—	$(802)	$—
Total liabilities	$(802)	$—	$(802)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2025:
Asset:
Interest rate swaps (prepaids and other assets)	$159	$—	$159	$—
Total assets	$159	$—	$159	$—

Liabilities:
Interest rate swaps (other liabilities)	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

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

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior, unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2026	December 31, 2025
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,251,341	1,004,896
Level 3 Significant Unobservable Inputs	584,012	552,914
Total fair value of debt	$1,835,353	$1,557,810

Recorded value of debt	$1,865,674	$1,596,821

Our senior, unsecured notes are publicly-traded which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the fair value hierarchy. Our Exchangeable Notes are not publicly traded, and are classified as Level 2 in the fair value hierarchy given observable inputs such as quoted prices in active markets for similar liabilities or other inputs using observable market data. Valuations are based on expected future payments discounted at risk-adjusted and quoted market prices. Our other debt, including our unsecured term loans and secured mortgage debt, are classified as Level 3 in the fair value hierarchy given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all SOFR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

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

8. Shareholders’ Equity of the Company

Dividend Declaration

In January 2026, the Company's Board of Directors (the “Board”) declared a $0.2925 cash dividend per common share payable on February 13, 2026 to each shareholder of record on January 30, 2026, and in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

In February 2026, the Company and the Operating Partnership filed an automatic shelf registration statement on Form S-3 (File No. 333-293804) (the “Universal Registration Statement”) with the SEC, which became effective automatically upon filing. In connection with the filing of the Universal Registration Statement, on February 26, 2026, the Company also filed a new prospectus supplement with the SEC to the base prospectus, contained in the Universal Registration Statement, which relates to the Company’s at-the-market stock offering (“ATM Offering”) program. Substantially concurrent with the Company’s and the Operating Partnership’s entry into the Sales Agreement (as defined below), the Company terminated its existing ATM Equity OfferingSM Sales Agreement, among the Company, the Operating Partnership and the agents party thereto (the “2025 Sales Agreement”), in accordance with the terms of the 2025 Sales Agreement.

In February 2026, the Company and the Operating Partnership entered into the ATM Equity OfferingSM Sales Agreement (the “2026 Sales Agreement”) with each of the certain sales agents listed therein (the “Sales Agents”), pursuant to which the Company may issue and sell shares of its common shares having an aggregate gross sales price of up to $400 million in amounts and at times to be determined by the Company. The purpose of the entry into the 2026 Sales Agreement and the termination of the 2025 Sales Agreement was to reference the Universal Registration Statement in the 2026 Sales Agreement and to add an additional Sales Agent, Forward Purchaser and Forward Seller not party to the 2025 Sales Agreement.

Under our ATM Offering program, we may offer and sell our common shares for a gross sales price of up to $400 million in amounts and times to be determined by the Company and have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. Our ATM Offering program allows for the sale of common shares through forward sales contracts. These contracts meet all conditions for equity classification, and as such, common shares are recorded at the offering price specified in the contract upon settlement. We also account for the potential dilution from forward sales contracts in the earnings per share calculations, using the treasury stock method to determine any dilutive impact before settlement.

We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate expenses. As of March 31, 2026, we had approximately $400.0 million remaining available for sales of shares under the ATM Offering program. There were no sales of our common shares under the ATM Offering program during the first quarters of 2026 and 2025.

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

The Company repurchased 589,622 common shares for a total cost of approximately $20.0 million, including transaction costs, during the three months ended March 31, 2026. The Company did not repurchase any common shares during the three months ended March 31, 2025. The remaining amount of common shares authorized to be repurchased under the share repurchase program as of March 31, 2026 was approximately $180.0 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2026 to January 31, 2026	589,622	$33.92	589,622	$180.0
February 1, 2026 to February 28, 2026	—	—	—	180.0
March 1, 2026 to March 31, 2026	—	—	—	180.0
Total	589,622	$33.92	589,622	$180.0

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

The following table sets forth the changes in outstanding partnership units for the three months ended March 31, 2026 and March 31, 2025:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Class C	Total
Balance December 31, 2024	1,250,000	4,707,958	111,488,633	—	116,196,591
Options exercised	—	—	5,200	—	5,200
Exchange of Class A limited partnership units	—	(45,054)	45,054	—	—
Grant of restricted common share awards by the Company, net of forfeitures	—	—	595,924	—	595,924
Units withheld for employee income taxes	—	—	(211,605)	—	(211,605)
Balance March 31, 2025	1,250,000	4,662,904	111,923,206	—	116,586,110

Balance December 31, 2025	1,250,000	4,662,904	113,847,359	—	118,510,263
Options exercised	—	—	33,200	—	33,200
Issuance of Class C limited partnership units upon conversion of Basic LTIP units (1)	—	—	—	15,180	15,180
Grant of restricted common share awards by the Company, net of forfeitures	—	—	580,680	—	580,680
Repurchase of common units	—	—	(589,622)	—	(589,622)
Units withheld for employee income taxes	—	—	(245,766)	—	(245,766)
Balance March 31, 2026	1,250,000	4,662,904	113,625,851	15,180	118,303,935
(1)Represents time-based LTIP units of certain non-employee directors which vested and satisfied minimum allocations to the capital account of the LTIP unit for federal income tax purposes. The units automatically converted into non-voting Class C common limited partnership units of the Operating Partnership on February 15, 2026.

10. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net income attributable to Tanger Inc.	$28,261	$19,201
Less allocation of earnings to participating securities	(210)	(202)
Net income available to common shareholders of Tanger Inc.	$28,051	$18,999
Denominator:
Basic weighted average common shares	114,238	112,396
Effect of dilutive securities:
Equity awards	1,216	1,557
Diluted weighted average common shares	115,454	113,953
Basic earnings per common share:
Net income	$0.25	$0.17
Diluted earnings per common share:
Net income	$0.24	$0.17

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average common shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2026, approximately 472,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three months ended March 31, 2025, approximately 99,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three months ended March 31, 2026 and March 31, 2025, no options were excluded from the computation.

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

The Exchangeable Notes are evaluated for dilution using the if‑converted method. For the three months ended March 31, 2026, the Exchangeable Notes were anti‑dilutive and therefore excluded from diluted earnings per common unit.

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

11. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net income attributable to partners of the Operating Partnership	$29,417	$19,999
Less allocation of earnings to participating securities	(210)	(202)
Net income available to common unitholders of the Operating Partnership	$29,207	$19,797
Denominator:
Basic weighted average common units	118,908	117,072
Effect of dilutive securities:
Equity awards	1,216	1,557
Diluted weighted average common units	120,124	118,629
Basic earnings per common unit:
Net income	$0.25	$0.17
Diluted earnings per common unit:
Net income	$0.24	$0.17

We determine diluted earnings per common unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2026, approximately 472,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three months ended March 31, 2025, approximately 99,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three months ended March 31, 2026 and March 31, 2025, no options were excluded from the computation.

The Exchangeable Notes are evaluated for dilution using the if‑converted method. For the three months ended March 31, 2026, the Exchangeable Notes were anti‑dilutive and therefore excluded from diluted earnings per common unit.

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

We recorded equity-based compensation expense in general and administrative expenses in our consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Restricted common shares and time-based LTIP units	$2,049	$1,672
Performance-based notional unit awards and performance-based LTIP awards	1,485	1,168
Options	76	86
Total equity-based compensation	$3,610	$2,926

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Equity-based compensation expense capitalized	$76	$33

Restricted Common Share Awards

During February 2026, the Company granted to its executive officers and non-employee directors approximately 100,000 and 16,000 restricted common shares, respectively. The grant date fair value of the awards were $33.61 per share. The restricted common shares vest ratably over a three-year period each year for executive officers and over a one-year period for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares.

For certain restricted common shares that vest and restricted share units that are settled during the period, we withhold common shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement was approximately 246,000 and 212,000 for the three months ended March 31, 2026 and 2025, respectively. The total number of common shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $8.3 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are reflected as financing activities within the consolidated statements of cash flows.

Basic Long Term Incentive Plan Units

During 2026, the Company granted to certain non-employee directors approximately 16,000 LTIP units with time-based vesting requirements and a grant date fair value of $33.61 per unit that vest ratably over one year subject to continued service. Compensation expense for these units is being recognized over a one-year period. The Company also granted certain officers approximately 106,000 LTIP units with time-based vesting requirements and grant date fair value of $33.61. Compensation expense for these units is being recognized over a three-year period.

2026 Performance Share Plan

During 2026, the Compensation Committee of the Company approved the general terms of the Tanger Inc. 2026 Performance Share Plan (the “2026 PSP”) covering the Company's executive officers whereby a maximum of approximately 77,000 restricted common shares and 299,000 LTIP units may be earned if certain share price appreciation goals are achieved over a three-year measurement period. The 2026 PSP is a long-term incentive compensation plan. Recipients may earn notional units which may convert into restricted common shares of the Company or LTIP units, based on the Company’s absolute total shareholder return and its total shareholder return relative to its peer group over a three-year measurement period. Any common shares or LTIP units earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the common shares and units vesting immediately following the measurement period, and the remaining 50% vesting one-year thereafter, contingent upon continued employment with the Company through the vesting date (unless accelerated due to termination prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The following table sets forth 2026 PSP performance targets and other relevant information about the 2026 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	25%
Absolute total shareholder return range	16%	-	37%
Percentage of units to be earned	25%	-	100%

Relative portion of award:
Percent of total award	75%
Percentile rank of peer group range(2)	25th	-	75th
Percentage of units to be earned	25%	-	100%

Maximum number of restricted common shares and LTIP units that may be earned	376,000
Grant date fair value per LTIP unit	$17.88
Grant date fair value per share	$17.77
(1)The number of restricted common shares received and LTIP units earned under the 2026 PSP will be determined on a pro-rata basis by linear interpolation between total shareholder return thresholds, both for absolute total shareholder return and for relative total shareholder return amongst the Company’s peer group.
(2)The peer group is based on companies included in the FTSE Nareit Retail Index with market capitalization of $1 billion or greater.

The fair values of the 2026 PSP awards granted during the three months ended March 31, 2026 were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

Risk free interest rate (1)	3.4%
Expected dividend yield (2)	3.8%
Expected volatility (3)	25%
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

2023 Performance Share Plan

In March 2026, the measurement period for the 2023 Performance Share Plan concluded. Based on the Company’s absolute and relative total shareholder return over the three-year measurement period, we issued 465,469 restricted common shares in March 2026, with 263,742 vesting immediately and the remaining 201,727 vesting in March 2027. The vesting of those 201,727 common shares is contingent upon continued employment with the Company through the vesting date (unless terminated prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability, in which cases vesting will accelerate).

13. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2025	$(26,406)	$(1,943)	$(28,349)	$(1,387)	$(87)	$(1,474)
Other comprehensive income before reclassifications	(177)	—	(177)	(8)	—	(8)
Reclassifications out of accumulated other comprehensive income into other income for foreign currency and interest expense for cash flow hedges	—	2,933	2,933	—	120	120
Balance March 31, 2026	$(26,583)	$990	$(25,593)	$(1,395)	$33	$(1,362)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)
Other comprehensive loss before reclassifications	(612)	—	(612)	(22)	—	(22)
Reclassification out of accumulated other comprehensive loss into other expense for foreign currency and interest expense for cash flow hedges	—	(1,196)	(1,196)	—	(52)	(52)
Balance March 31, 2025	$(28,497)	$(998)	$(29,495)	$(1,473)	$(48)	$(1,521)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $68,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2026.

14. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2025	$(27,793)	$(2,030)	$(29,823)
Other comprehensive income before reclassifications	(185)	—	(185)
Reclassification out of accumulated other comprehensive income into other income for foreign currency and interest expense for cash flow hedges	—	3,053	3,053
Balance March 31, 2026	$(27,978)	$1,023	$(26,955)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(29,334)	$204	$(29,130)
Other comprehensive loss before reclassifications	(634)	—	(634)
Reclassification out of accumulated other comprehensive loss into other expense for foreign currency and interest expense for cash flow hedges	—	(1,248)	(1,248)
Balance March 31, 2025	$(29,968)	$(1,044)	$(31,012)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $68,000 of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of March 31, 2026.

15.    Segment Reporting

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended
	March 31,
	2026	2025
Property Revenues:
Rental revenue	$138,699	$129,285
Other revenues	4,675	3,671
Total Revenues	$143,374	$132,956

Property Operating Expenses:
Advertising and promotion	$3,599	$3,022
Common area maintenance	21,217	18,969
Real estate taxes	12,249	10,045
Other operating expense	7,283	7,838
Total Operating Expenses	$44,348	$39,874

Portfolio Net Operating Income - Consolidated	$99,026	$93,082

Equity in earnings of unconsolidated joint ventures	$3,442	$2,399
Interest expense	(19,176)	(15,772)
Impairment charges	—	(4,249)
Other income	1,907	217
Depreciation and amortization	(40,352)	(37,146)
Other non-property (income) expenses	(119)	40
Corporate general and administrative expenses	(20,150)	(19,016)
Non-cash adjustments	2,718	(6)
Lease termination fees	2,121	450

Net Income	$29,417	$19,999

16.    Lease Agreements

As of March 31, 2026, we were the lessor to over 2,600 stores in our 34 consolidated centers, under operating leases with initial terms that expire between 2026 and 2039, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their proportionate share of reimbursable expenses, such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Rental revenues - fixed	$118,688	$107,196
Rental revenues - variable (1)	24,850	22,089
Rental revenues	$143,538	$129,285
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

17. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	March 31, 2026	March 31, 2025
Costs relating to construction included in accounts payable and accrued expenses	$8,852	$10,822

Interest paid, net of interest capitalized was as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Interest paid	$24,965	$22,798

The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Company:

	Three months ended
	March 31,
	2026	2025
Beginning of period:
Cash and cash equivalents	$18,133	$46,992
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,528	$46,992
End of period:
Cash and cash equivalents	$207,403	$10,156
Restricted cash	35,811	—
Cash, cash equivalents, and restricted cash	$243,214	$10,156
The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Operating Partnership:

	Three months ended
	March 31,
	2026	2025
Beginning of period:
Cash and cash equivalents	$17,893	$46,700
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,288	$46,700
End of period:
Cash and cash equivalents	$206,890	$10,005
Restricted cash	35,811	—
Cash, cash equivalents, and restricted cash	$242,701	$10,005

18. New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Effective Date	Impact on the financial statements or other significant matters
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

19. Subsequent Events

Dividend Declaration

In April 2026, the Board declared a $0.3125 quarterly cash dividend per common share payable on May 15, 2026 to each shareholder of record on April 30, 2026, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Derivatives

In April 2026, we entered into a $25.0 million interest rate swap agreement on unsecured debt with an effective date of July 6, 2026 and an expiration date of April 1, 2031. The fixed Daily SOFR base rate of this interest rate swap agreement is 3.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, consolidated statements of operations compares the three months ended March 31, 2026 with the three months ended March 31, 2025. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

Cautionary Statements

Certain statements made in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of the words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions that do not report historical matters. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. As a result, you should not rely on or construe any forward-looking statements in this Quarterly Report as predictions of future events or as guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. All of our forward-looking statements are qualified in their entirety by this cautionary statement.

There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Quarterly Report. Any forward-looking statements should be considered in light of the risks, uncertainties and other factors referred to in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to: risks associated with general economic and financial conditions, including inflationary pressures and recessionary fears, newly-imposed and potentially additional U.S. tariffs and responsive non-U.S. tariffs, increased capital costs and capital markets volatility, increases in unemployment and reduced consumer confidence and spending; risks related to our ability to acquire or develop new retail centers or expand existing retail centers successfully; risks related to the financial performance and market value of our retail centers and the potential for reductions in asset valuations and related impairment charges; our dependence on rental income from real property; the relative illiquidity of real property investments; failure of our acquisitions or dispositions of retail centers to achieve anticipated results; competition for the acquisition and development of retail centers, and our inability to complete the acquisitions of retail centers we may identify; competition for tenants with competing retail centers and our inability to execute leases with tenants on terms consistent with our expectations; the diversification of our tenant mix and the operation of full price retail may not achieve our expected results; risks associated with environmental regulations; risks associated with possible terrorist activity or other acts or threats of violence and threats to public safety; risks related to international military conflicts, international trade disputes and foreign currency volatility; the fact that certain of our leases include co-tenancy and/or sales-based provisions that may allow a tenant to pay reduced rent and/or terminate a lease prior to its natural expiration; our dependence on the results of operations of our retailers and their bankruptcy, early termination or closing could adversely affect us; the impact of geopolitical conflicts; the impact of a prolonged government shutdown; the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our tenants and on our business (including the impact of actions taken to contain the outbreak or mitigate its impact); the fact that certain of our properties are subject to ownership interests held by third parties, whose interests may conflict with ours; risks related to climate change; risks related to uninsured losses; the risk that consumer, travel, shopping and spending habits may change; risks associated with our Canadian investments; risks associated with attracting and retaining key personnel; risks associated with debt financing; risks associated with our guarantees of debt for, or other support we may provide to, joint venture properties; the effectiveness of our interest rate hedging arrangements; our potential failure to qualify as a REIT; our legal obligation to pay dividends to our shareholders; legislative or regulatory actions that could adversely affect our shareholders; our dependence on distributions from the Operating Partnership to meet our financial obligations, including dividends; risks of costs and disruptions from cyber-attacks or acts of cyber-terrorism on our information systems or on third party systems that we use; unanticipated threats to our business from changes in information and other technologies, including artificial intelligence; and the uncertainties of costs to comply with regulatory changes and other important factors which may cause actual results to differ materially from current expectations include, but are not limited to, those set forth under Item 1A - “Risk Factors” in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of March 31, 2026, we owned and operated 31 consolidated outlet centers and three open-air lifestyle centers, with a total gross leasable area of approximately 14.0 million square feet. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2025 to March 31, 2026 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2025		12,960	33	2,113	6	758	2
Dispositions
Howell, MI	Second Quarter	(314)	(1)	—	—	—	—
Marketplace Palm Beach, FL	Second Quarter	—	—	—	—	(301)	(1)
Additions:
Cleveland, OH	First Quarter	639	1	—	—	—	—
Kansas City, KS	Third Quarter	690	1	—	—	—	—
Other		34	—	—	—	—	—
As of December 31, 2025		14,009	34	2,113	6	457	1
Other		3	—	—	—	—	—
As of March 31, 2026		14,012	34	2,113	6	457	1

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of March 31, 2026. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	99.2
Tanger Outlets Riverhead	Riverhead, NY (2)	100	729,377	95.5
Tanger Outlets Kansas City at Legends	Kansas City, KS (3)	100	688,584	98.0
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	651,016	89.9
Pinecrest, a Tanger Property	Cleveland, OH	100	638,396	97.0
Tanger Outlets Foley	Foley, AL	100	551,676	93.6
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (2)	100	547,937	98.4
Tanger Outlets Savannah	Savannah, GA	100	488,698	99.7
Tanger Outlets Atlantic City	Atlantic City, NJ (2) (3)	100	484,748	81.8
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	98.7
Tanger Outlets Sevierville	Sevierville, TN (2)	100	450,079	100.0
Tanger Outlets Myrtle Beach - Highway 501	Myrtle Beach, SC	100	431,201	96.9
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	100.0
Tanger Outlets Myrtle Beach - Highway 17	Myrtle Beach, SC (2)	100	404,341	98.8
Tanger Outlets Charleston	Charleston, SC	100	386,328	99.1
Tanger Outlets Asheville	Asheville, NC	100	376,432	99.2
Tanger Outlets Lancaster	Lancaster, PA	100	377,417	99.7
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	98.6
Tanger Outlets Commerce	Commerce, GA	100	371,408	96.4
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	93.1
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,901	100.0
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (3) (4)	50	325,831	96.8
Tanger Outlets Gonzales	Gonzales, LA	100	322,063	91.7
Tanger Outlets Atlanta	Locust Grove, GA	100	321,082	97.8
Tanger Outlets Mebane	Mebane, NC	100	319,762	99.5
Tanger Outlets Foxwoods	Mashantucket, CT (2)	100	311,229	96.5
Tanger Outlets Nashville	Nashville, TN	100	290,667	100.0
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	99.2
Tanger Outlets Tilton	Tilton, NH	100	250,558	90.5
Tanger Outlets Hershey	Hershey, PA	100	249,696	100.0
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	100.0
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	100.0
Totals			14,011,958	96.9
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

Unconsolidated Joint Venture Properties		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Charlotte Premium Outlets (2)	Charlotte, NC	50	398,674	98.1
Tanger Outlets Ottawa	Ottawa, Ontario, Canada	50	357,213	99.6
Tanger Outlets Columbus (2)	Columbus, OH	50	355,245	99.0
Tanger Outlets Houston (2)	Texas City, TX	50	352,705	94.1
Tanger Outlets National Harbor (2)	National Harbor, MD	50	341,156	100.0
Tanger Outlets Cookstown	Cookstown, Ontario, Canada	50	307,883	95.7
Totals			2,112,876	97.8
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)Property encumbered by a mortgage. See Note 3 to the consolidated financial statements for further details of the joint venture’s debt obligations.

Managed Property	Location	Square Feet
Tanger Outlets Palm Beach	Palm Beach, FL	457,326

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended March 31, 2026 and 2025:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	512	2,881	$37.33	10.5%	$6.89	4.01
2024	423	2,071	$37.83	14.3%	$5.76	3.39

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2025	572	3,153	$37.93		$10.28	4.32
2024	471	2,334	$38.16		$12.76	4.00
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

NET INCOME
Net income increased approximately $9.4 million in the 2026 period to $29.4 million as compared to net income of $20.0 million for the 2025 period. The change in net income was primarily attributable to the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates related to the same center portfolio;
•higher rental revenues, operating expenses, and depreciation and amortization resulting from the acquisitions of our centers in Cleveland, OH during the first quarter of 2025 and in Kansas City, KS during the third quarter of 2025;
•decrease in net income from the sale of the Howell, MI center during the second quarter of 2025
•higher interest income from cash on hand as a result of our financing transactions in January 2026; and
•higher interest expense due to the assumption of a $115.0 million mortgage associated with the third quarter 2025 acquisition of a center in Kansas City, KS and the financing transactions in January 2026, including the issuance of $250.0 million aggregate principal amount of Exchangeable Notes and additional unsecured term loan proceeds.

In the tables below, information set forth for acquired properties includes our centers in Cleveland, OH and Kansas City, KS that were acquired in February 2025 and September 2025, respectively. Properties disposed include the center in Howell, MI that was sold in April 2025 which was held for sale during the three months ended March 31, 2025.

RENTAL REVENUES
Rental revenues increased approximately $14.3 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2026	2025	Increase/(Decrease)
Rental revenues from existing properties	$126,704	$123,938	$2,766
Rental revenues from acquired properties and property disposed	11,914	4,819	7,095
Straight-line rent adjustments	2,352	(417)	2,769
Lease termination fees	2,121	450	1,671
Amortization of above and below market rent adjustments, net	447	495	(48)
	$143,538	$129,285	$14,253

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Straight-line rent adjustment income increased due to build out periods for certain larger leases, stronger lease execution, and from the acquisition of additional properties to the portfolio. Lease termination fees increased from negotiated amounts between landlord and tenants that terminated prior to the contractual end of their leases.

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues decreased approximately $203,000 in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of management, leasing and other service revenues (in thousands):

	2026	2025	Increase/(Decrease)
Management and marketing fees	$851	$873	$(22)
Leasing and other fees	123	212	(89)
Expense reimbursements from unconsolidated joint ventures	1,230	1,322	(92)
	$2,204	$2,407	$(203)

Leasing and other fees decreased primarily due to a decrease in fees from the Palm Beach, FL center that we third-party manage due to the timing of leases becoming eligible for renewal and re-tenanting.

OTHER REVENUES
Other revenues increased approximately $1.0 million in the 2026 period as compared to the 2025 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2026	2025	Increase/(Decrease)
Other revenues from existing properties	$4,466	$3,589	$877
Other revenues from acquired properties and property disposed	209	82	127
	$4,675	$3,671	$1,004

Other revenues from existing properties increased in the 2026 period due to an increase in other revenue streams, such as EV charging, paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $4.9 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2026	2025	Increase/(Decrease)
Property operating expenses from existing properties	$39,180	$37,368	$1,812
Property operating expenses from acquired properties and property disposed	5,841	2,347	3,494
Expenses related to unconsolidated joint ventures	1,230	1,322	(92)
Other property operating expenses	482	783	(301)
	$46,733	$41,820	$4,913

Property operating expenses from existing properties increased due to higher digital advertising, snow removal and employee health insurance related costs. These increases were partially offset by lower property insurance expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $1.1 million from $19.0 million to $20.1 million in the 2026 period compared to the 2025 period. The increase is primarily related to higher employee compensation costs, higher healthcare costs, and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $3.2 million in the 2026 period compared to the 2025 period.

	2026	2025	Increase/(Decrease)
Depreciation and amortization from existing properties	$34,936	$35,496	$(560)
Depreciation and amortization from acquired properties and property disposed	5,416	1,650	$3,766
	$40,352	$37,146	$3,206

The decrease in depreciation and amortization from existing properties was primarily due to lease cost related acquisition intangibles that became fully depreciated from prior acquisitions between the comparative periods.

INTEREST EXPENSE
Interest expense increased approximately $3.4 million to $19.2 million in the 2026 period compared to $15.8 million in the 2025 period. In January 2026, we issued $250.0 million aggregate principal amount of the Exchangeable Notes and also refinanced our unsecured term loans which increased our total outstanding balance from $325.0 million to $400.0 million. In addition, during September 2025, we assumed a $115.0 million interest-only mortgage in connection with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $1.7 million to $1.9 million in the 2026 period compared to $217,000 in the 2025 period. The financing transactions in January 2026 resulted in cash on hand that was invested and led to a $1.7 million increase in interest income in the 2026 period compared to the 2025 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.0 million to $3.4 million in the 2026 period compared to $2.4 million in the 2025 period. The increase was due to the refinance of the Galveston joint venture mortgage during the second quarter of 2025 that resulted in a lower interest rate and stronger comparative leasing results at several joint ventures.

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

We are a well-known seasoned issuer (as defined in the Securities Act) with a shelf registration that expires in February 2029 that allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

The Company believes the Operating Partnership's sources of working capital, specifically its cash flow from operations, cash on hand and, if necessary from time to time, borrowings available under its unsecured credit facilities, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its shareholders and to finance its continued operations, investment and growth strategy and additional expenses we expect to incur for at least the next twelve months. However, there can be no assurance that the Operating Partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership's ability to pay its distributions to the Company, which will in turn adversely affect the Company's ability to pay cash dividends to its shareholders. Risks are detailed in “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report.

We operate in a manner intended to enable us to qualify as a REIT under the Internal Revenue Code of 1986, as amended. For the Company to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own common shares.

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

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership’s unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole. This includes the Company’s guarantees of the Operating Partnership’s unsecured credit facilities, term loans (including the new 2030 Term Loan and 2033 Term Loan) and the Exchangeable Notes described under “Liquidity and Capital Resources of the Operating Partnership—Financing Arrangements.”

ATM Offering Program

In February 2026, the Company and the Operating Partnership filed an automatic shelf registration statement on Form S-3 (File No. 333-293804) (the “Universal Registration Statement”) with the SEC, which became effective automatically upon filing. In connection with the filing of the Universal Registration Statement, on February 26, 2026, the Company also filed a new prospectus supplement with the SEC to the base prospectus, contained in the Universal Registration Statement, which relates to the Company’s at-the-market stock offering (“ATM Offering”) program. Substantially concurrent with the Company’s and the Operating Partnership’s entry into the Sales Agreement (as defined below), the Company terminated its existing ATM Equity OfferingSM Sales Agreement, among the Company, the Operating Partnership and the agents party thereto (the “2025 Sales Agreement”), in accordance with the terms of the 2025 Sales Agreement.

In February 2026, the Company and the Operating Partnership entered into the ATM Equity OfferingSM Sales Agreement (the “2026 Sales Agreement”) with each of the certain sales agents listed therein (the “Sales Agents”), pursuant to which the Company may issue and sell shares of its common shares having an aggregate gross sales price of up to $400 million in amounts and at times to be determined by the Company. The purpose of the entry into the 2026 Sales Agreement and the termination of the 2025 Sales Agreement was to reference the Universal Registration Statement in the 2026 Sales Agreement and to add an additional Sales Agent, Forward Purchaser and Forward Seller not party to the 2025 Sales Agreement.

Under our ATM Offering program, we may offer and sell our common shares for a gross sales price of up to $400 million in amounts and times to be determined by the Company and have no obligation to sell any of the common shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common shares, capital needs and determinations by us of the appropriate sources of its funding. Our ATM Offering program allows for the sale of common shares through forward sales contracts. These contracts meet all conditions for equity classification, and as such, common shares are recorded at the offering price specified in the contract upon settlement. We also account for the potential dilution from forward sales contracts in the earnings per share calculations, using the treasury stock method to determine any dilutive impact before settlement.

We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate expenses. As of March 31, 2026, we had approximately $400.0 million remaining available for sales of common shares under the ATM Offering program. There were no sales of our common shares under the ATM Offering program during the first quarter of 2026 or 2025.

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

The Company repurchased 589,622 common shares during the three months ended March 31, 2026. The Company did not repurchase any common shares during the three months ended March 31, 2025. The remaining amount of common shares authorized to be repurchased under the program as of March 31, 2026 was approximately $180.0 million.

Dividends

In January 2026, the Board declared a $0.2925 cash dividend per common share payable on February 13, 2026 to each shareholder of record on January 30, 2026, and in its capacity as General Partner of the Operating Partnership, authorized a $0.2925 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In April 2026, the Board declared a $0.3125 quarterly cash dividend per common share payable on May 15, 2026 to each shareholder of record on April 30, 2026, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the text requires.

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

Our ability to access capital on favorable terms could be affected by various risks and uncertainties, including, but not limited to, macroeconomic conditions, including rising interest rates and inflation, international trade relations and trade policy, including those related to tariffs, geopolitical conflict and other risks detailed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report.

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Capital expenditures analysis:
New developments, investments and expansions (1)	$5,271	$1,942	$3,329
Renovations (2)	2,118	314	1,804
Second generation tenant allowances, lease incentives and lease commissions	3,523	3,439	84
Other capital expenditures (3)	1,710	2,733	(1,023)
Additions to rental property and leasing-related incentives-accrual basis	12,622	8,428	4,194
Conversion from accrual to cash basis	8,664	1,872	6,792
Additions to rental property and leasing-related incentives-cash basis	$21,286	$10,300	$10,986
(1)The increase is primarily related to increased outparcel developments.
(2)The increase is related to larger scale renovations at two of our assets.
(3)The decrease is primarily related to lower spend on capital improvements.

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

As of the date of this filing, we are not in the pre-development period for any new developments. We may use joint venture arrangements to develop potential sites.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of March 31, 2026, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 3 to the consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the three months ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of March 31, 2026.

Future Debt Obligations
Maturities and principal amortization of the existing long-term debt as of March 31, 2026 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2026 (1)	$355,315
2027	415,000
2028 (2)	—
2029 (2)	—
2030	311,700
Thereafter	800,000
Subtotal	1,882,015
Net discount and debt origination costs	(16,341)
Total	$1,865,674
(1)A portion of the net proceeds from the Exchangeable Notes Offering, together with a portion of the proceeds of the Operating Partnership’s term loans, are expected to be used to repay in full the Operating Partnership’s outstanding $350 million aggregate principal amount of 3.125% senior notes due 2026 at maturity on September 1, 2026.
(2)Excludes the two six-month extension options on our $620.0 million unsecured lines of credit, under which there were no outstanding borrowings at March 31, 2026 and which matures in 2028. If the extension options are exercised, the maturity dates would be extended to 2029.

The Company guarantees the Operating Partnership’s unsecured credit facilities, term loans (including the amended 2030 Term Loan and the new 2033 Term Loan) and the Exchangeable Notes.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2026, these interest obligations total approximately $73.6 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$36,068	$41,578	$(5,510)
Net cash used in investing activities	(41,279)	(175,697)	134,418
Net cash provided by financing activities	194,693	97,615	97,078
Effect of foreign currency rate changes on cash and equivalents	(69)	(191)	122
Net increase (decrease) in cash and cash equivalents	$189,413	$(36,695)	$226,108

Operating Activities
Net cash provided by operating activities decreased period over period primarily due to changes in working capital.

Investing Activities
The decrease in net cash used in investing activities was primarily due to the acquisition of our center in Cleveland, OH in the first quarter of 2025, partially offset by additions to short-term investments and capital additions in the first quarter of 2026.

Financing Activities
Net cash provided by financing activities increased period over period primarily due to higher borrowings related to our newly issued the Exchangeable Notes, partially offset by our share repurchase during the quarter.

Financing Arrangements

As of March 31, 2026, unsecured borrowings represented 90% of our outstanding debt and 93% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit, our term loans and the Exchangeable Notes.

In January 2026, we entered into an unsecured term loan financing to further enhance our liquidity and extend our debt maturity profile. On January 6, 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million, and we have a combined $150.0 million available under a delayed draw feature. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

In January 2026, the Operating Partnership entered into amendments to each of (i) the Revolving Credit Agreement with, Bank of America, N.A., as administrative agent, and the lenders party thereto, and (ii) the Liquidity Credit Agreement with Bank of America, N.A., referred to herein as the Operating Partnership’s unsecured lines of credit, such amendments in each case removing the 10 basis point SOFR credit adjustment spread and making certain conforming changes from the 2030 Term Loan and the 2033 Term Loan. As of March 31, 2026, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million, consisting of a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased to up to $1.2 billion through an accordion feature in certain circumstances.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in February 2029 that allows us to offer and sell unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, property management opportunities, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

Exchangeable Notes Offering
In January 2026, the Operating Partnership issued $250.0 million aggregate principal amount of the Exchangeable Notes in a private placement (the “Exchangeable Notes Offering”). The Exchangeable Notes are guaranteed, on a senior, unsecured basis, by the Company. The Exchangeable Notes bear interest at a rate of 2.375% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The Exchangeable Notes mature on January 15, 2031, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes will be exchangeable at an initial exchange rate of 24.0662 common shares per $1,000 principal amount of the Exchangeable Notes (equivalent to an exchange price of approximately $41.55 per common share). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. Net proceeds after the initial purchaser’s discount and offering costs were approximately $243 million. See Note 5 to our accompanying consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Operating Partnership and/or the Company (i) used approximately $9 million of the net proceeds from the Exchangeable Notes to pay the cost of the Capped Call Transactions (as defined below), (ii) used approximately $20 million of the net proceeds from the Exchangeable Notes Offering to repurchase approximately 590,000 common shares concurrently with the pricing of the Exchangeable Notes Offering in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate, at a price per share equal to the last reported sale price of the common shares on the NYSE on January 7, 2026 ($33.92), (iii) intend to use a portion of the net proceeds from the Exchangeable Offering, together with a portion of the proceeds of the Operating Partnership’s term loans, to repay all of the outstanding debt under the Operating Partnership’s unsecured lines of credit and to repay in full of the Operating Partnership’s outstanding $350 million aggregate principal amount of 3.125% senior notes due 2026 at maturity on September 1, 2026, and (iv) intend to use the remaining net proceeds from the Offering for general corporate purposes, including the redemption or repayment of indebtedness.

Capped Call Transactions
In January 2026, in connection with the issuance of the Exchangeable Notes, the Company entered into privately negotiated Capped Call Transactions with certain financial institutions for a total cost of $9.0 million. The Capped Call Transactions are intended to reduce potential dilution to our common shareholders and offset amounts payable by the Operating Partnership upon exchange of the Exchangeable Notes. The Capped Call Transactions cover, subject to customary anti‑dilution adjustments, the number of shares of the Company’s common shares underlying the Exchangeable Notes and generally expire upon maturity of the Exchangeable Notes or earlier settlement, as applicable.

Forward Starting Interest Rate Derivatives
In the first quarter of 2026, we entered into $145.0 million of interest rate swap agreements on unsecured debt bringing the total amount of derivative contracts entered into during 2025 and 2026 to $325.0 million with effective dates throughout 2026 and 2027. These recent agreements have expiration dates ranging from October 1, 2027, to September 1, 2030.

In April 2026, we entered into a $25.0 million interest rate swap agreement on unsecured debt with an effective date of July 6, 2026 and an expiration date of April 1, 2031. The fixed Daily SOFR base rate of this interest rate swap agreement is 3.5%.

Equity Offerings under the ATM Offering Program
As of March 31, 2026, we have a remaining authorization of $400.0 million of common shares under the ATM Offering program. We did not sell any common shares during the first quarter of 2026 and 2025.

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

We have historically been, and at March 31, 2026, are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of March 31, 2026, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior, unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	41%
Total Secured Debt to Adjusted Total Assets	< 40%	4%
Total Unencumbered Assets to Unsecured Debt	> 150%	246%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.4	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	35%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	6%
EBITDA to Fixed Charges	> 1.5 x	4.6	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	30%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures as of March 31, 2026 (dollars in millions). We do not guarantee any debt of our unconsolidated joint ventures.

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate
Charlotte	50%	$95.5	July 2028	4.27%
Columbus	50%	71.0	October 2032	6.25%
Galveston/Houston(1)	50%	60.0	June 2030	SOFR + 1.65%
National Harbor	50%	90.0	January 2030	4.63%
Debt origination costs		(1.6)
	50%	$314.9
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the three months ended March 31, 2026.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended
	March 31,
	2026	2025
Net income	$29,417	$19,999
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	39,017	35,978
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,345	2,860
Impairment charge - consolidated	—	4,249
FFO	70,779	63,086
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—
Allocation of earnings to participating securities	(375)	(356)
FFO available to common shareholders (1)	$70,404	$62,730
Core FFO available to common shareholders (1)	$70,404	$62,730
FFO available to common shareholders per share - diluted (1)	$0.59	$0.53
Core FFO available to common shareholders per share - diluted (1)	$0.59	$0.53

Weighted Average Shares:
Basic weighted average common shares	114,238	112,396
Effect of dilutive securities:
Equity awards	1,216	1,557
Diluted weighted average common shares (for earnings per share computations)	115,454	113,953
Exchangeable operating partnership units	4,670	4,676
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	120,124	118,629
(1)Assumes the Class A and Class C common limited partnership units of the Operating Partnership held by the noncontrolling interests are exchanged for common shares of the Company. Each Class A and Class C common limited partnership unit is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status.

Portfolio Net Operating Income and Same Center Net Operating Income

We present portfolio net operating income (“Portfolio NOI”) and same center net operating income (“Same Center NOI”) as supplemental measures of our operating performance. Portfolio NOI represents our property level net operating income which is defined as total operating revenues less property operating expenses and excludes termination fees and non-cash adjustments including straight-line rent, net above and below market rent amortization, straight-line rent expense on land leases, lease incentives, impairment charges, loss on early extinguishment of debt and gains or losses on the sale of assets recognized during the periods presented. We define Same Center NOI as Portfolio NOI for the properties that were operational for the entire portion of both comparable reporting periods and which were not acquired, or subject to a material expansion or non-recurring event, such as a natural disaster, during the comparable reporting periods. We present Portfolio NOI and Same Center NOI on a consolidated basis.

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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended
	March 31,
	2026	2025
Net income	$29,417	$19,999
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(3,442)	(2,399)
Interest expense	19,176	15,772
Other (income) expense	(1,907)	(217)
Impairment charge	—	4,249
Depreciation and amortization	40,352	37,146
Other non-property income	119	(40)
Corporate general and administrative expenses	20,150	19,016
Non-cash adjustments (1)	(2,718)	6
Lease termination fees	(2,121)	(450)
Portfolio NOI - Consolidated	99,026	93,082
Non-same center NOI - Consolidated	(6,270)	(2,551)
Same Center NOI - Consolidated (2)	$92,756	$90,531
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases, and lease incentives.
(2)Centers excluded from Same Center NOI:

Center	Date	Event
Cleveland, OH	February 2025	Acquired
Kansas City, KS	September 2025	Acquired
Howell, MI	April 2025	Sold

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended
	March 31,
	2026	2025
Net income	$29,417	$19,999
Adjusted to exclude:
Interest expense, net	17,181	15,496
Income tax expense (benefit)	119	94
Depreciation and amortization	40,352	37,146
Impairment charge - consolidated	—	4,249
Adjusted EBITDA	$87,069	$76,984

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended
	March 31,
	2026	2025
Net income	$29,417	$19,999
Adjusted to exclude:
Interest expense, net	17,181	15,496
Income tax expense (benefit)	119	94
Depreciation and amortization	40,352	37,146
Impairment charge - consolidated	—	4,249
Pro-rata share of interest expense, net - unconsolidated joint ventures	1,941	2,134
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,345	2,860
Adjusted EBITDAre	$91,355	$81,978

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2026, approximately 2.8 million square feet, or 20% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of April 30, 2026, we had lease renewals executed or in process for 67.0% of the space scheduled to expire during 2026 compared to 56.7% of the space scheduled to expire during 2025 that was executed or in process as of April 30, 2025.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants, a diverse mix of uses and a geographically diverse portfolio of properties across the United States in areas with strong population growth, we believe we reduce our operating and leasing risks. As of March 31, 2026, no one tenant (including affiliates) accounted for more than 7% of our aggregate square feet or 5.2% of our aggregate rental revenues. Additionally, no individual brand represents more than 3% of total annualized base rent.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 96.9% and 95.8% as of March 31, 2026 and 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection agreements, including interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of March 31, 2026 we had interest rate swap agreements in effect to fix the interest rates on consolidated debt with aggregate notional amounts totaling $461.7 million. In addition, our unconsolidated joint venture in Galveston, Texas has a $60.0 million interest rate swap agreement in place. See Note 6 to the consolidated financial statements for additional details related to our outstanding consolidated derivative instruments.

As of March 31, 2026, none of our outstanding consolidated debt, after taking into account interest rate protection agreements in place on our variable debt, had variable interest rates and therefore was not directly subject to market fluctuations.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loans are based on our three investment-grade credit ratings. As of March 31, 2026, we had no outstanding balances on our unsecured lines of credit. Upgrades to our credit ratings could reduce our interest expense. If our credit ratings downgrade, our interest expense could increase, depending upon the level of downgrade.

The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate effect of interest rate fluctuations on our operating results will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

The estimated fair value and recorded value of our debt consisting of senior, unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	March 31, 2026	December 31, 2025
Fair value of debt	$1,835,353	$1,557,810
Recorded value of debt	$1,865,674	$1,596,821

A 100 basis point increase from prevailing interest rates at March 31, 2026 and December 31, 2025 would result in a decrease in fair value of total consolidated debt of approximately $36.7 million and $30.2 million, respectively. Refer to Note 7 to the consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of March 31, 2026, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common shares, replacing the previously authorized plan to repurchase up to $100.0 million of the Company’s outstanding common shares through May 31, 2025.

Repurchases of common shares may be made from time to time through open market, privately-negotiated, structured or derivative transactions (including accelerated share repurchase transactions), or other methods of acquiring common shares. The Company intends to structure open market purchases to occur within pricing and volume requirements of Rule 10b-18. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate the repurchase of its common shares under this authorization. The Company repurchased 589,622 common shares during the three months ended March 31, 2026 in privately-negotiated transactions using a portion of the net proceeds from the Exchangeable Notes Offering. The remaining amount authorized to be repurchased under the program as of March 31, 2026 was approximately $180.0 million of common shares.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Approximate dollar value of common shares that may yet be purchased under the plans or programs (in millions)
January 1, 2026 to January 31, 2026	589,622	$33.92	589,622	$180.0
February 1, 2026 to February 28, 2026	—	—	—	180.0
March 1, 2026 to March 31, 2026	—	—	—	180.0
Total	589,622	$33.92	589,622	$180.0

For certain restricted common shares that vested during the three months ended March 31, 2026, we withheld common shares with value equivalent up to the employees' obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. An aggregate of 245,766 common shares were withheld upon vesting for the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

Item 6. Exhibits

Exhibit Number		Exhibit Descriptions

4.1
Indenture, dated January 12, 2026, among the Operating Partnership, the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 12, 2026).

4.2		Form of 2.375% Exchangeable Senior Notes due 2031 (included in Exhibit 4.1)
10.1*		Form of Tanger Inc. Notional Unit Award Agreement between the Company and certain Officers
10.2*		Form of Tanger Inc. Performance LTIP Unit Award Agreement between the Company and certain Officers
10.3
Fourth Amended and Restated Term Loan Agreement dated as of January 6, 2026, among Tanger Properties Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2026)

10.4
Term Loan Agreement dated as of January 6, 2026, among Tanger Properties Limited Partnership, Toronto Dominion (Texas) LLC, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 6, 2026)

10.5
Letter Agreement to Fifth Amended and Restated Credit Agreement dated January 6, 2026, among Tanger Properties Limited Partnership, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by references to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 6, 2026)

10.6
Letter Agreement to Fifth Amended and Restated Credit Agreement dated January 6, 2026, among Tanger Properties Limited Partnership, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by references to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 6, 2026)

10.7
Registration Rights Agreement, dated as of January 12, 2026, among Tanger Properties Limited Partnership, Tanger Inc. and BofA Securities, Inc., as Representative for the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2026)

10.8		Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2026)
10.9		ATM Equity Offering Sales AgreementSM dated February 26, 2026 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated February 26, 2026)
31.	Rule 13a-14(a)/15d-14(a) Certifications
	31.1*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
	31.2*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Inc.
	31.3*	Principal Executive Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.
	31.4*	Principal Financial Officer Certification Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, for Tanger Properties Limited Partnership.

32.	Section 1350 Certifications
	32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
	32.2**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Inc.
	32.3**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.
	32.4**	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 for Tanger Properties Limited Partnership.

101.	Interactive Data Files
	101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH*	Inline XBRL Taxonomy Extension Schema Document
	101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE: May 4, 2026

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