Form 10-Q
period 2026-06-30
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2026-08-06
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, there were 114,878,989 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended June 30, 2026 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of June 30, 2026, the Company and its wholly owned subsidiaries owned 114,878,989 units of the Operating Partnership, and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A and 15,180 Class C common limited partnership units. Each Class A and Class C common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Non-Company LPs include entities or individuals that contributed property interests in exchange for Class A common limited partnership units, as well as directors awarded long-term incentive units (“LTIP units”) as long-term incentive compensation that have converted into Class C common limited partnership units. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Noncontrolling interests, shareholders’ equity and partners’ capital are the main areas of difference between the condensed consolidated financial statements of the Company and those of the Operating Partnership. The limited partnership interests in the Operating Partnership held by the Non-Company LPs are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements.

To help investors understand the significant differences between the Company and the Operating Partnership, this Quarterly Report presents the following separate sections for each of the Company and the Operating Partnership:

•Condensed Consolidated financial statements;

•The following notes to the condensed consolidated financial statements:

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share data, unaudited)

	June 30, 2026	December 31, 2025
Assets
Rental property:
Land	$348,432	$342,203
Buildings, improvements and fixtures	3,448,125	3,360,308
Construction in progress	19,801	18,174
	3,816,358	3,720,685
Accumulated depreciation	(1,581,610)	(1,513,594)
Total rental property, net	2,234,748	2,207,091
Cash and cash equivalents	176,878	18,133
Restricted cash	31,008	35,395
Short-term investments	20,000	—
Investments in unconsolidated joint ventures	63,608	64,862
Deferred lease costs and other intangibles, net	113,820	110,669
Operating lease right-of-use assets	82,770	83,497
Prepaids and other assets	136,861	136,335
Total assets	$2,859,693	$2,655,982
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,044,558	$1,043,609
Senior, unsecured exchangeable notes, net	243,150	—
Unsecured term loans, net	394,604	323,978
Mortgages payable, net	178,651	185,234
Unsecured lines of credit	—	44,000
Total debt	1,860,963	1,596,821
Accounts payable and accrued expenses	107,684	133,065
Operating lease liabilities	90,777	91,569
Other liabilities	98,856	99,423
Total liabilities	2,158,280	1,920,878
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 114,878,989 and 115,097,359 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,149	1,151
Paid in capital	1,234,523	1,262,920
Accumulated distributions in excess of net income	(538,728)	(529,239)
Accumulated other comprehensive loss	(22,976)	(28,349)
Equity attributable to Tanger Inc.	673,968	706,483
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	27,445	28,621
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	701,413	735,104
Total liabilities and equity	$2,859,693	$2,655,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$148,274	$133,435	$291,812	$262,720
Management, leasing and other services	2,271	2,238	4,475	4,645
Other revenue	5,843	5,021	10,518	8,692
Total revenues	156,388	140,694	306,805	276,057
Expenses:
Property operating	45,473	40,373	92,206	82,193
General and administrative	20,487	18,992	40,575	37,985
Impairment charge	—	—	—	4,249
Depreciation and amortization	41,975	36,608	82,327	73,754
Total expenses	107,935	95,973	215,108	198,181
Other income (expense):
Interest expense	(19,427)	(16,399)	(38,603)	(32,171)
Other income (expense)	1,724	(26)	3,631	191
Total other income (expense)	(17,703)	(16,425)	(34,972)	(31,980)
Income before equity in earnings of unconsolidated joint ventures	30,750	28,296	56,725	45,896
Equity in earnings of unconsolidated joint ventures	3,849	3,034	7,291	5,433
Net income	34,599	31,330	64,016	51,329
Noncontrolling interests in Operating Partnership	(1,358)	(1,244)	(2,514)	(2,042)
Noncontrolling interests in other consolidated partnerships	—	—	—	—
Net income attributable to Tanger Inc.	$33,241	$30,086	$61,502	$49,287

Basic earnings per common share:
Net income	$0.29	$0.27	$0.53	$0.43
Diluted earnings per common share:
Net income	$0.29	$0.26	$0.53	$0.43
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$34,599	$31,330	$64,016	$51,329
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,251)	1,982	(1,436)	1,348
Change in fair value of cash flow hedges	3,976	(850)	7,029	(2,098)
Other comprehensive income (loss)	2,725	1,132	5,593	(750)
Comprehensive income	37,324	32,462	69,609	50,579
Comprehensive income attributable to noncontrolling interests	(1,466)	(1,289)	(2,734)	(2,013)
Comprehensive income attributable to Tanger Inc.	$35,858	$31,173	$66,875	$48,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance March 31, 2025	$1,132	$1,187,104	$(524,846)	$(29,495)	$633,895	$26,118	$—	$660,013
Net income	—	—	30,086	—	30,086	1,244	—	31,330
Other comprehensive income	—	—	—	1,087	1,087	45	—	1,132
Compensation under Incentive Award Plan	—	3,373	—	—	3,373	—	—	3,373
Issuance of 800 common shares upon exercise of options	—	5	—	—	5	—	—	5
Adjustment for noncontrolling interests in Operating Partnership	—	(138)	—	—	(138)	138	—	—
Common dividends ($0.2925 per share)	—	—	(33,136)	—	(33,136)	—	—	(33,136)
Distributions to noncontrolling interests	—	—	—	—	—	(1,375)	—	(1,375)
Balance, June 30, 2025	$1,132	$1,190,344	$(527,896)	$(28,408)	$635,172	$26,170	$—	$661,342

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	$1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	49,287	—	49,287	2,042	—	51,329
Other comprehensive loss	—	—	—	(721)	(721)	(29)	—	(750)
Compensation under Incentive Award Plan	—	6,332	—	—	6,332	—	—	6,332
Issuance of 6,000 common shares upon exercise of options	—	43	—	—	43	—	—	43
Grant of 595,924 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 211,605 common shares for employee income taxes	(2)	(7,259)	—	—	(7,261)	—	—	(7,261)
Adjustment for noncontrolling interest in other consolidated partnerships	—	490	—	—	490	(490)	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.5675 per share)	—	—	(65,368)	—	(65,368)	—	—	(65,368)
Distributions to noncontrolling interests	—	—	—	—	—	(2,657)	—	(2,657)
Balance, June 30, 2025	$1,132	$1,190,344	$(527,896)	$(28,408)	$635,172	$26,170	$—	$661,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, March 31, 2026	$1,149	$1,230,945	$(536,026)	$(25,593)	$670,475	$27,307	$—	$697,782
Net income	—	—	33,241	—	33,241	1,358	—	34,599
Other comprehensive income	—	—	—	2,617	2,617	108	—	2,725
Compensation under Incentive Award Plan	—	3,677	—	—	3,677	—	—	3,677
Issuance of 4,500 common shares upon exercise of options	—	88	—	—	88	—	—	88
Forfeiture of 1,362 restricted common share awards, net of restricted common share awards granted	—	—	—	—	—	—	—	—
Adjustment for noncontrolling interests in Operating Partnership		(187)	—	—	(187)	187	—	—
Common dividends ($0.3125 per share)	—	—	(35,943)	—	(35,943)	—	—	(35,943)
Distributions to noncontrolling interests	—	—	—	—	—	(1,515)	—	(1,515)
Balance, June 30, 2026	$1,149	$1,234,523	$(538,728)	$(22,976)	$673,968	$27,445	$—	$701,413
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2025	$1,151	$1,262,920	$(529,239)	$(28,349)	$706,483	$28,621	$—	$735,104
Net income	—	—	61,502	—	61,502	2,514	—	64,016
Other comprehensive income	—	—	—	5,373	5,373	220	—	5,593
Compensation under Incentive Award Plan	—	7,363	—	—	7,363	—	—	7,363
Issuance of 37,700 common shares upon exercise of options	—	519	—	—	519	—	—	519
Grant of 579,318 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Repurchase of 589,622 common shares, including transaction costs	(6)	(19,994)	—	—	(20,000)	—	—	(20,000)
Capped call transaction premium		(9,025)	—	—	(9,025)	—	—	(9,025)
Withholding of 245,766 common shares for employee income taxes	(2)	(8,272)	—	—	(8,274)	—	—	(8,274)
Adjustment for noncontrolling interests in Operating Partnership	—	1,018	—	—	1,018	(1,018)	—	—
Common dividends ($0.605 per share)	—	—	(70,991)	—	(70,991)	—	—	(70,991)
Distributions to noncontrolling interests	—	—	—	—	—	(2,892)	—	(2,892)
Balance, June 30, 2026	$1,149	$1,234,523	$(538,728)	$(22,976)	$673,968	$27,445	$—	$701,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$64,016	$51,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,327	73,754
Impairment charge	—	4,249
Amortization of deferred financing costs	2,609	1,861
Equity in earnings of unconsolidated joint ventures	(7,291)	(5,433)
Equity-based compensation expense	7,203	6,213
Amortization of debt (premiums) and discounts, net	(477)	413
Accretion of market rent rate adjustments, net	(3,348)	(263)
Straight-line rent adjustments	(4,578)	(294)
Distributions of cumulative earnings from unconsolidated joint ventures	7,851	6,613
Changes in other assets and liabilities:
Other assets	9,267	(4,062)
Accounts payable and accrued expenses	(27,782)	(10,936)
Net cash provided by operating activities	129,797	123,444
INVESTING ACTIVITIES
Additions to rental property	(41,051)	(27,595)
Net proceeds from sale of real estate assets	—	16,634
Acquisition of real estate assets	(61,637)	(166,596)
Additions to short-term investments	(20,000)	—
Additions to non-real estate assets	(2,450)	(3,077)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,883	2,266
Additions to deferred lease costs	(6,571)	(2,524)
Payments for other investing activities	(932)	(7,678)
Proceeds from other investing activities	2,804	3,039
Net cash used in investing activities	(126,954)	(185,531)
FINANCING ACTIVITIES
Cash dividends paid	(70,991)	(65,368)
Distributions to noncontrolling interests in Operating Partnership	(2,892)	(2,657)
Proceeds from revolving credit facility	—	205,000
Repayments of revolving credit facility	(44,000)	(113,000)
Proceeds from issuance of senior, unsecured exchangeable notes	250,000	—
Proceeds from notes, mortgages and loans	194,857	10,000
Repayments of notes, mortgages and loans	(125,562)	(738)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,274)	(7,261)
Repurchase of common shares, including transaction costs	(20,000)	—
Additions to deferred financing costs	(12,454)	(544)
Capped call transactions premium	(9,025)	—
Proceeds from exercise of options	517	43
Payment for other financing activities	(574)	(574)
Net cash provided by financing activities	151,602	24,901
Effect of foreign currency rate changes on cash and cash equivalents	(87)	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	154,358	(37,251)
Cash, cash equivalents and restricted cash beginning of period	53,528	46,992
Cash, cash equivalents and restricted cash end of period	$207,886	$9,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	June 30, 2026	December 31, 2025
Assets
Rental property:
Land	$348,432	$342,203
Buildings, improvements and fixtures	3,448,125	3,360,308
Construction in progress	19,801	18,174
	3,816,358	3,720,685
Accumulated depreciation	(1,581,610)	(1,513,594)
Total rental property, net	2,234,748	2,207,091
Cash and cash equivalents	176,396	17,893
Restricted cash	31,008	35,395
Short-term investments	20,000	—
Investments in unconsolidated joint ventures	63,608	64,862
Deferred lease costs and other intangibles, net	113,820	110,669
Operating lease right-of-use assets	82,770	83,497
Prepaids and other assets	137,240	136,048
Total assets	$2,859,590	$2,655,455
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$1,044,558	$1,043,609
Senior, unsecured exchangeable notes, net	243,150	—
Unsecured term loans, net	394,604	323,978
Mortgages payable, net	178,651	185,234
Unsecured lines of credit	—	44,000
Total debt	1,860,963	1,596,821
Accounts payable and accrued expenses	107,581	132,538
Operating lease liabilities	90,777	91,569
Other liabilities	98,856	99,423
Total liabilities	2,158,177	1,920,351
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,250,000 and 1,250,000 units outstanding at June 30, 2026 and December 31, 2025, respectively	8,816	8,906
Limited partners, 4,662,904 and 4,662,904 Class A common units, 113,628,989 and 113,847,359 Class B common units, and 15,180 and 0 Class C common units outstanding at June 30, 2026 and December 31, 2025, respectively	716,827	756,021
Accumulated other comprehensive loss	(24,230)	(29,823)
Total partners’ equity	701,413	735,104
Noncontrolling interests in consolidated partnerships	—	—
Total equity	701,413	735,104
Total liabilities and equity	$2,859,590	$2,655,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$148,274	$133,435	$291,812	$262,720
Management, leasing and other services	2,271	2,238	4,475	4,645
Other revenue	5,843	5,021	10,518	8,692
Total revenues	156,388	140,694	306,805	276,057
Expenses:
Property operating	45,473	40,373	92,206	82,193
General and administrative	20,487	18,992	40,575	37,985
Impairment charge	—	—	—	4,249
Depreciation and amortization	41,975	36,608	82,327	73,754
Total expenses	107,935	95,973	215,108	198,181
Other income (expense):
Interest expense	(19,427)	(16,399)	(38,603)	(32,171)
Other income (expense)	1,724	(26)	3,631	191
Total other income (expense)	(17,703)	(16,425)	(34,972)	(31,980)
Income before equity in earnings of unconsolidated joint ventures	30,750	28,296	56,725	45,896
Equity in earnings of unconsolidated joint ventures	3,849	3,034	7,291	5,433
Net income	34,599	31,330	64,016	51,329
Noncontrolling interests in consolidated partnerships	—	—	—	—
Net income available to partners	34,599	31,330	64,016	51,329
Net income available to limited partners	34,239	31,001	63,350	50,788
Net income available to general partner	$360	$329	$666	$541

Basic earnings per common unit:
Net income	$0.29	$0.27	$0.53	$0.43
Diluted earnings per common unit:
Net income	$0.29	$0.26	$0.53	$0.43
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$34,599	$31,330	$64,016	$51,329
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,251)	1,982	(1,436)	1,348
Changes in fair value of cash flow hedges	3,976	(850)	7,029	(2,098)
Other comprehensive income (loss)	2,725	1,132	5,593	(750)
Comprehensive income	37,324	32,462	69,609	50,579
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—
Comprehensive income attributable to the Operating Partnership	$37,324	$32,462	$69,609	$50,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit data and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2025	$8,962	$682,063	$(31,012)	$660,013	$—	$660,013
Net income	329	31,001	—	31,330	—	31,330
Other comprehensive income	—	—	1,132	1,132	—	1,132
Compensation under Incentive Award Plan	—	3,373	—	3,373	—	3,373
Issuance of 800 common units upon exercise of options	—	5	—	5	—	5
Common distributions ($0.2925 per unit)	(366)	(34,145)	—	(34,511)	—	(34,511)
Balance, June 30, 2025	$8,925	$682,297	$(29,880)	$661,342	$—	$661,342

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2024	9,094	699,710	(29,130)	679,674	—	679,674
Net income	541	50,788	—	51,329	—	51,329
Other comprehensive loss	—	—	(750)	(750)	—	(750)
Compensation under Incentive Award Plan	—	6,332	—	6,332	—	6,332
Issuance of 6,000 common units upon exercise of options	—	43	—	43	—	43
Grant of 595,924 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 211,605 common units for employee income taxes	—	(7,261)	—	(7,261)	—	(7,261)
Common distributions ($0.5675 per unit)	(710)	(67,315)	—	(68,025)	—	(68,025)
Balance, June 30, 2025	$8,925	$682,297	$(29,880)	$661,342	$—	$661,342

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, March 31, 2026	$8,846	$715,891	$(26,955)	$697,782	$—	$697,782
Net income	360	34,239	—	34,599	—	34,599
Other comprehensive income	—	—	2,725	2,725	—	2,725
Compensation under Incentive Award Plan	—	3,677	—	3,677	—	3,677
Issuance of 4,500 common units upon exercise of options	—	88	—	88	—	88
Forfeiture of 1,362 restricted common share awards by the Company, net of restricted common share awards granted	—	—	—	—	—	—
Adjustment for noncontrolling interests in consolidated partnerships	—	—	—	—	—	—
Common distributions ($0.3125 per unit)	(390)	(37,068)	—	(37,458)	—	(37,458)
Balance, June 30, 2026	$8,816	$716,827	$(24,230)	$701,413	$—	$701,413

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2025	$8,906	$756,021	$(29,823)	$735,104	$—	$735,104
Net income	666	63,350	—	64,016	—	64,016
Other comprehensive income	—	—	5,593	5,593	—	5,593
Compensation under Incentive Award Plan	—	7,363	—	7,363	—	7,363
Repurchase of 589,622 common units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Capped call transaction premium	—	(9,025)	—	(9,025)	—	(9,025)
Issuance of 37,700 common units upon exercise of options	—	519	—	519	—	519
Grant of 579,318 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 15,180 Class C common limited partnership units upon conversion of Basic LTIP units	—	—	—	—	—	—
Withholding of 245,766 common units for employee income taxes	—	(8,274)	—	(8,274)	—	(8,274)
Common distributions ($0.605 per unit)	(756)	(73,127)	—	(73,883)	—	(73,883)
Balance, June 30, 2026	$8,816	$716,827	$(24,230)	$701,413	$—	$701,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$64,016	$51,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,327	73,754
Impairment charge	—	4,249
Amortization of deferred financing costs	2,609	1,861
Equity in earnings of unconsolidated joint ventures	(7,291)	(5,433)
Equity-based compensation expense	7,203	6,213
Amortization of debt (premiums) and discounts, net	(477)	413
Accretion of market rent rate adjustments, net	(3,348)	(263)
Straight-line rent adjustments	(4,578)	(294)
Distributions of cumulative earnings from unconsolidated joint ventures	7,851	6,613
Changes in other assets and liabilities:
Other assets	8,602	(4,284)
Accounts payable and accrued expenses	(27,359)	(10,856)
Net cash provided by operating activities	129,555	123,302
INVESTING ACTIVITIES
Additions to rental property	(41,051)	(27,595)
Acquisitions of real estate assets	(61,637)	(166,596)
Net proceeds from sale of assets	—	16,634
Additions to short-term investments	(20,000)	—
Additions to non-real estate assets	(2,450)	(3,077)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,883	2,266
Additions to deferred lease costs	(6,571)	(2,524)
Payments for other investing activities	(932)	(7,678)
Proceeds from other investing activities	2,804	3,039
Net cash used in investing activities	(126,954)	(185,531)
FINANCING ACTIVITIES
Cash distributions paid	(73,883)	(68,025)
Proceeds from revolving credit facility	—	205,000
Repayments of revolving credit facility	(44,000)	(113,000)
Proceeds from issuance of senior, unsecured exchangeable notes	250,000	—
Proceeds from notes, mortgages and loans	194,857	10,000
Repayments of notes, mortgages and loans	(125,562)	(738)
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,274)	(7,261)
Repurchase of common units, including transaction costs	(20,000)	—
Capped call transactions premium	(9,025)	—
Additions to deferred financing costs	(12,454)	(544)
Proceeds from exercise of options	517	43
Payment for other financing activities	(574)	(574)
Net cash provided by financing activities	151,602	24,901
Effect of foreign currency on cash and cash equivalents	(87)	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	154,116	(37,393)
Cash, cash equivalents and restricted cash beginning of period	53,288	46,700
Cash, cash equivalents and restricted cash end of period	$207,404	$9,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and other open-air retail destinations in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and other open-air retail centers. As of June 30, 2026, we owned and operated 31 consolidated outlet centers and four open-air lifestyle centers, with a total gross leasable area of approximately 14.3 million square feet, which were 96.6% occupied and contained over 2,600 stores representing approximately 700 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. The portfolio also includes one managed center, totaling approximately 457,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the condensed consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership. As of June 30, 2026, the Company and its wholly-owned subsidiaries owned 114,878,989 units of the Operating Partnership, and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A and 15,180 Class C common limited partnership units. Each Class A and Class C common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Non-Company LPs include entities or individuals that contributed property interests in exchange for Class A common limited partnership units, as well as directors awarded long-term incentive plan units (“LTIP units”) as long-term incentive compensation that have converted into Class C common limited partnership units. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 balance sheet data in this Form 10-Q was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), however management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results for a full year.

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

We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the condensed consolidated balance sheets because we are committed to provide further financial support to these joint ventures. The carrying amount of our investments in the Charlotte, Columbus, Galveston/Houston, and National Harbor joint ventures are less than zero because of financing or operating distributions that were greater than net income, as net income includes non-cash charges for depreciation and amortization.

“Noncontrolling interests in the Operating Partnership” reflects the Non-Company LPs’ percentage ownership of the Operating Partnership’s units. “Noncontrolling interests in other consolidated partnerships” consist of outside equity interests in partnerships or joint ventures not wholly-owned by the Company or the Operating Partnership that are consolidated with the financial results of the Company and Operating Partnership because the Operating Partnership exercises control over the entities that own the properties. Noncontrolling interests are initially recorded in the condensed consolidated balance sheets at fair value based upon purchase price allocations. Income is allocated to the noncontrolling interests based on the allocation provisions within the partnership or joint venture agreements.

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends, including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the condensed consolidated balance sheets were approximately $56.9 million and $52.4 million as of June 30, 2026 and December 31, 2025, respectively.

Impairment of Long-Lived Assets

Rental property held and used by us is reviewed for impairment in the event that facts and circumstances indicate the carrying amount of an asset may not be recoverable. In such an event, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, and if less than such carrying amount, recognize an impairment loss in an amount by which the carrying amount exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, capitalization, and discount rates, and estimated holding periods for the applicable assets. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions or holding periods, our evaluation of impairment losses may be different and such differences could be material to our condensed consolidated financial statements.

Due to the financial impacts from the COVID-19 pandemic, we began performing the above-described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $49.1 million, and the estimated potential disposition proceeds of the sale of the center, $63.7 million (in aggregate totaling $112.8 million) exceeds the carrying value of $100.8 million by $12.0 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

Exchangeable Notes

In January 2026, we issued $250.0 million aggregate principal amount of 2.375% Exchangeable Senior Notes due 2031 (the “Exchangeable Notes”) in a private placement (the “Exchangeable Notes Offering”). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. We account for the Notes in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. The exchange feature embedded with the Exchangeable Notes is eligible for an exception from derivative accounting because it is indexed to the Company’s common shares. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. As such, the exchange feature embedded within the Exchangeable Notes meets the equity classification under ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity, therefore, the exchange feature is not bifurcated.

At each reporting period, we calculate the effect of the Exchangeable Notes on our dilutive earnings per common share / common unit using the if-converted method. Concurrently with the pricing of the Exchangeable Notes, we entered into privately negotiated capped call transactions (“Capped Call Transactions”) with certain financial institutions for a total cost of $9 million. The Capped Call Transactions cover, subject to customary adjustments, the number of common shares initially underlying the Exchangeable Notes, and generally expire upon maturity of the Exchangeable Notes or earlier settlement, as applicable. Similar to the exchange feature embedded in the Exchangeable Notes, the Capped Call Transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded as a reduction to shareholders’ equity for the Company and partners’ capital for the Operating Partnership.

3. Rental Property Acquisitions

2026 Acquisitions

Toledo, Ohio

In May 2026, we purchased The Town Center at Levis Commons in Toledo, OH, an approximately 300,000-square-foot, open-air lifestyle center for approximately $60.0 million using cash on hand. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $753,000 in transaction costs, which is included in the total purchase price.

The assets acquired were recorded at relative fair value as determined by management, with the assistance of third- party valuation specialists, based on information available at the acquisition dates and on current assumptions as to future operations. The consideration transferred to complete this rental property acquisition and the purchase price allocation amongst the identifiable assets acquired and liabilities assumed were as follows:

	Fair value (in thousands)	Weighted-Average Amortization Period (in years)

Land	$6,071
Buildings, improvements and fixtures	46,788	31.9

Above market lease value	363	8.8
Below market lease value	(2,786)	9.8
Lease in place value	8,382	5.7
Lease and legal costs	1,135	5.7
Total deferred lease costs and other intangibles, net	7,094
Total fair value of net assets acquired	$59,953

There was no contingent consideration associated with this acquisition.

4. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of June 30, 2026
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$63.6	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(20.4)	$95.0
National Harbor(2)	National Harbor, MD	50.0%	341	(12.9)	89.4
Galveston/Houston (2)	Texas City, TX	50.0%	353	(14.0)	59.3
Columbus(2)	Columbus, OH	50.0%	355	(7.3)	70.5
		50.0%	1,448	$(54.6)	$314.2

As of December 31, 2025
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$64.9	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(20.5)	$95.8
National Harbor(2)	National Harbor, MD	50.0%	341	(12.0)	90.2
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.3)	59.2
Columbus(2)	Columbus, OH	50.0%	355	(6.1)	70.5
		50.0%	1,448	$(51.9)	$315.7
(1)Net of debt origination costs of $1.5 million as of June 30, 2026 and $1.7 million as of December 31, 2025.
(2)We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income or loss of the joint ventures within other liabilities in the condensed consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. The negative carrying value is due to the distributions of proceeds from mortgage loans and quarterly distributions of excess cash flow exceeding the original contributions from the partners and equity in earnings of the joint ventures.

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Fee:
Management and marketing	$603	$576	$1,192	$1,139
Leasing and other fees	44	45	115	134
Expense reimbursements from unconsolidated joint ventures	1,222	1,219	2,452	2,541
Total Fees	$1,869	$1,840	$3,759	$3,814

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $1.7 million and $1.4 million as of June 30, 2026 and December 31, 2025, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures

	June 30, 2026	December 31, 2025
Assets
Land	$77,489	$79,571
Buildings, improvements and fixtures	465,425	471,946
Construction in progress	1,579	1,125
	544,493	552,642
Accumulated depreciation	(237,450)	(233,933)
Total rental property, net	307,043	318,709
Cash and cash equivalents	15,993	19,369
Deferred lease costs and other intangibles, net	2,495	2,699
Prepaids and other assets	11,183	12,034
Total assets	$336,714	$352,811
Liabilities and Owners’ Equity
Mortgages payable, net	$314,163	$315,747
Accounts payable and other liabilities	14,317	15,844
Total liabilities	328,480	331,591
Owners’ equity	8,234	21,220
Total liabilities and owners’ equity	$336,714	$352,811

	Three months ended		Six months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$25,450	$24,568	$50,608	$48,212
Expenses:
Property operating	9,168	9,050	18,849	17,997
General and administrative	6	20	28	20
Depreciation and amortization	4,645	4,594	9,343	10,284
Total expenses	13,819	13,664	28,220	28,301
Other income (expense):
Interest expense	(4,034)	(4,921)	(8,058)	(9,352)
Other income	106	97	249	259
Total other expense	(3,928)	(4,824)	(7,809)	(9,093)
Net income	$7,703	$6,080	$14,579	$10,818
The Company and Operating Partnership’s share of:
Net income	$3,849	$3,034	$7,291	$5,433
Depreciation and amortization (real estate related)	$2,328	$2,306	$4,673	$5,166

5. Debt Guaranteed by the Company

All of the Company’s debt is incurred by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $620.0 million remains available as of June 30, 2026. The Company also guarantees the Operating Partnership’s $400.0 million unsecured term loans and the Operating Partnership’s $250.0 million senior, unsecured exchangeable notes.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	June 30, 2026	December 31, 2025
Unsecured lines of credit	$—	$44,000
Senior, unsecured exchangeable notes	$250,000	$—
Unsecured term loans	$400,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						June 30, 2026		December 31, 2025
	Stated Interest Rate(s)		Effective Rate (1)	Maturity Date	Maturity Date With Extension Option	Principal	Book Value(2)	Principal	Book Value(2)

Senior, unsecured notes:
Senior notes	3.125%		3.2%	Sept. 2026		$350,000	$349,917	$350,000	$349,631
Senior notes	3.875%		3.9%	July 2027		300,000	299,579	300,000	299,370
Senior notes	2.750%		2.9%	Sept. 2031		400,000	395,062	400,000	394,608

Senior, unsecured exchangeable notes:
Exchangeable senior notes	2.375%		2.4%	Jan. 2031		250,000	243,150	—	—

Unsecured term loans:
Unsecured term loan (3)	SOFR+	0.95%	4.7%	Dec. 2030		250,000	246,557	325,000	323,978
Unsecured term loan (3)	SOFR+	1.25%	5.0%	Jan. 2033		150,000	148,047	—	—

Mortgages payable:
Atlantic City (4) (5)	6.44%			Dec. 2026		—	—	5,705	5,760
Kansas City (5)	7.57%		6.0%	Nov. 2027		115,000	117,433	115,000	118,317
Southaven (3) (6)	SOFR+	2.00%	5.5%	April 2030		61,700	61,218	61,700	61,157

Unsecured lines of credit	SOFR+	0.85%	4.5%	April 2028	April 2029	—	—	44,000	44,000
Total						$1,876,700	$1,860,963	$1,601,405	$1,596,821
(1)Includes the impact of discounts and premiums, mark-to-market adjustments for mortgages assumed in conjunction with property acquisitions and interest rate swap agreements, as applicable.
(2)Includes premiums, discounts and unamortized debt origination costs. These costs were $15.7 million and $4.6 million as of June 30, 2026 and December 31, 2025, respectively. This excludes $4.8 million and $5.7 million of unamortized debt origination costs related to the unsecured lines of credit at June 30, 2026 and December 31, 2025, respectively, recorded in prepaids and other assets in the condensed consolidated balance sheet.
(3)We have entered into various interest rate swap agreements to effectively fix variable interest costs (see Note 6).
(4)Principal and interest due monthly with remaining principal due at maturity.

(5)The effective interest rate assigned during the purchase price allocation to the Atlantic City mortgage assumed during the acquisition in 2011 was 5.05%. The Atlantic City mortgage was repaid during the second quarter of 2026. The effective interest rate assigned during the purchase price allocation to the Kansas City mortgage assumed as part of the acquisition in 2025 was 6.0%.
(6)The Operating Partnership provides a 10% guarantee of this mortgage, which is held at a joint venture that is consolidated for financial reporting purposes.

Certain of our properties, which had a net book value of approximately $168.6 million at June 30, 2026, serve as collateral for mortgages payable. As of June 30, 2026, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million under which there were no outstanding borrowings. The unsecured lines of credit as of June 30, 2026 included a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased up to $1.2 billion through an accordion feature in certain circumstances.

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

In connection with the Exchangeable Notes Offering, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the common shares, if any, deliverable upon exchange of the Exchangeable Notes. In February 2026, the Company registered the resale of the common shares offered under a prospectus supplement pursuant to contractual obligations under the registration rights agreement. Further, we agreed in the registration rights agreement to use commercially reasonable efforts to keep the shelf registration statement or resale prospectus effective to and including the earlier of (1) the 50th trading day immediately following the maturity date for the Exchangeable Notes (subject to extension for any suspension of the effectiveness of the registration during such 50-trading day period immediately following the maturity date for the Exchangeable Notes) and (2) the 50th trading day immediately following the date on which (i) there are no longer outstanding any Exchangeable Notes or (ii) there are no common shares delivered or deliverable upon exchange thereof that would be “restricted securities" (within the meaning of Rule 144 under the Securities Act). If the Operating Partnership does not fulfill certain of its obligations under the registration rights agreement (a "Registration Default"), the Operating Partnership will be required to pay additional interest to holders of the Exchangeable Notes. If a holder of the Exchangeable Notes exchanges some or all of its Exchangeable Notes, such holder will not be entitled to additional interest with respect to the notes so exchanged. However, if such holder exchanges some or all of its Exchangeable Notes when there exists a Registration Default, the Operating Partnership will increase the applicable exchange rate by 3% for each $1,000 principal amount of notes so exchanged instead of paying any additional interest. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts is not probable as of March 31, 2026, they have not been recognized or included in the allocation of the proceeds from Exchangeable Notes as of March 31, 2026.

Unsecured Term Loans
In January 2026, we closed on $550.0 million of unsecured term loans, comprised of (1) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (2) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million, and we have a combined $150.0 million available under a delayed draw feature. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

Unsecured Lines of Credit
The unsecured lines of credit and senior, unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of June 30, 2026, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of June 30, 2026 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2026	$350,000
2027	415,000
2028 (1)	—
2029 (1)	—
2030	311,700
Thereafter	800,000
Subtotal	1,876,700
Net discount and debt origination costs	(15,737)
Total	$1,860,963
(1)Excludes the two six-month extension options on our $620.0 million unsecured lines of credit under which there were no outstanding borrowings at June 30, 2026 and which mature in 2028. If the extension options are exercised, the debt maturity dates would be extended to 2029.

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

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the condensed consolidated balance sheets (notional amounts and fair values in thousands):

					Fair Value
Effective Date	Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	June 30, 2026	December 31, 2025
Assets (Liabilities)(1):

February 2024	February 2026	$75,000	Daily SOFR	3.5%	$—	$22

February 2024	August 2026	75,000	Daily SOFR	3.7%	(5)	(80)
February 2024	January 2027	175,000	Daily SOFR	4.2%	(327)	(1,358)
January 2026	October 2029	75,000	Daily SOFR	3.4%	1,124	(25)
February 2026	April 2028	75,000	Daily SOFR	3.3%	801	(102)
		$400,000		3.8%

May 2025	April 2029	$61,700	Daily SOFR	3.5%	578	(417)
Total					$2,171	$(1,960)

Forward Starting Derivatives
July 2026	April 2031	25,000	Daily SOFR	3.5%	315	—
August 2026	October 2027	50,000	Daily SOFR	3.1%	480	6
August 2026	April 2028	25,000	Daily SOFR	3.1%	344	24
January 2027	December 2028	50,000	Daily SOFR	3.2%	624	—
January 2027	April 2029	25,000	Daily SOFR	3.1%	434	—
January 2027	September 2030	25,000	Daily SOFR	3.5%	251	—
Total		$200,000		3.2%	$2,448	$30
(1)    Asset balances are recorded in prepaids and other assets on the condensed consolidated balance sheets and liabilities are recorded in other liabilities on the condensed consolidated balance sheets.

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

The following table represents the effect of the derivative financial instruments on the accompanying condensed consolidated financial statements (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$3,976	$(850)	$7,029	$(2,098)

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of June 30, 2026:
Assets:
Interest rate swaps (prepaids and other assets)	$4,409	—	$4,409	$—
Total assets	$4,409	$—	$4,409	$—

Liabilities:
Interest rate swaps (other liabilities)	$(368)	$—	$(368)	$—
Total liabilities	$(368)	$—	$(368)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2025:
Asset:
Interest rate swaps (prepaids and other assets)	$159	$—	$159	$—
Total assets	$159	$—	$159	$—

Liabilities:
Interest rate swaps (other liabilities)	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

The fair value of interest rate swaps is estimated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third-party proprietary models based on well recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior, unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2026	December 31, 2025
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	1,255,173	1,004,896
Level 3 Significant Unobservable Inputs	579,308	552,914
Total fair value of debt	$1,834,481	$1,557,810

Recorded value of debt	$1,860,963	$1,596,821

Our senior, unsecured notes are publicly-traded, which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the fair value hierarchy. Our Exchangeable Notes are not publicly traded, and are classified as Level 2 in the fair value hierarchy given observable inputs such as quoted prices in active markets for similar liabilities or other inputs using observable market data. Valuations are based on expected future payments discounted at risk-adjusted and quoted market prices. Our other debt, including our unsecured term loans and secured mortgage debt, are classified as Level 3 in the fair value hierarchy given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all SOFR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments is considered their fair value.

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

In April 2026, the Board declared a $0.3125 cash dividend per common share payable on May 15, 2026 to each shareholder of record on April 30, 2026, and in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

At-the-Market Offering

In February 2026, the Company and the Operating Partnership filed an automatic shelf registration statement on Form S-3 (File No. 333-293804) (the “Universal Registration Statement”) with the SEC, which became effective automatically upon filing. In connection with the filing of the Universal Registration Statement, on February 26, 2026, the Company also filed a new prospectus supplement with the SEC to the base prospectus, contained in the Universal Registration Statement, which relates to the Company’s at-the-market stock offering (“ATM Offering”) program. Substantially concurrent with the Company’s and the Operating Partnership’s entry into the Sales Agreement (as defined below), the Company terminated its existing ATM Equity Offering Sales Agreement, among the Company, the Operating Partnership and the agents party thereto (the “2025 Sales Agreement”), in accordance with the terms of the 2025 Sales Agreement.

In February 2026, the Company and the Operating Partnership entered into the ATM Equity Offering Sales Agreement (the “2026 Sales Agreement”) with each of the certain sales agents listed therein (the “Sales Agents”), pursuant to which the Company may issue and sell shares of its common shares having an aggregate gross sales price of up to $400 million in amounts and at times to be determined by the Company. The purpose of the entry into the 2026 Sales Agreement and the termination of the 2025 Sales Agreement was to reference the Universal Registration Statement in the 2026 Sales Agreement and to add an additional Sales Agent, Forward Purchaser and Forward Seller not party to the 2025 Sales Agreement.

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

We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate expenses. As of June 30, 2026, we had approximately $375.7 million remaining available for sales of shares under the ATM Offering program. There were no sales of our common shares under the ATM Offering program during the first two quarters of 2025 or the first quarter of 2026. See “Forward Sale Agreements” below regarding certain common shares sold under the ATM Offering program pursuant to forward sale agreements.

Forward Sale Agreements

In June 2026, we sold an aggregate of 600,000 common shares under the ATM Offering Program which were subject to forward sale agreements, for an estimated gross value of $24.3 million based on the initial forward sale price of $40.50 per common share. Shares can be settled at any time during the next 15 months from the date of entry into the applicable forward sale agreement, unless otherwise extended. We did not receive any proceeds from the sale of these common shares, which were sold to underwriters by forward purchasers of their respective affiliates, at the time we entered into each of the respective forward sale agreements and will not receive any proceeds until settlement. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

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

The Company did not repurchase any common shares during the three months ended June 30, 2026. The Company repurchased 589,622 common shares for a total cost of approximately $20.0 million, including transaction costs, during the six months ended June 30, 2026. The Company did not repurchase any common shares during the three or six months ended June 30, 2025. The remaining amount of common shares authorized to be repurchased under the share repurchase program as of June 30, 2026 was approximately $180.0 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2026 to April 30, 2026	—	$—	—	$180.0
May 1, 2026 to May 31, 2026	—	—	—	180.0
June 1, 2026 to June 30, 2026	—	—	—	180.0
Total	—	$—	—	$180.0

10. Partners’ Equity of the Operating Partnership

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

The following table sets forth the changes in outstanding partnership units for the three and six months ended June 30, 2026 and June 30, 2025:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Class C	Total
Balance March 31, 2025	1,250,000	4,662,904	111,923,206	—	116,586,110
Options exercised	—	—	800	—	800
Issuance of units	—	—	—	—	—
Balance June 30, 2025	1,250,000	4,662,904	111,924,006	—	116,586,910

Balance December 31, 2024	1,250,000	4,707,958	111,488,633	—	116,196,591
Options exercised	—	—	6,000	—	6,000
Grant of restricted common share awards by the Company, net of forfeitures	—	—	595,924	—	595,924
Exchange of Class A limited partnership units	—	(45,054)	45,054	—	—
Units withheld for employee income taxes	—	—	(211,605)	—	(211,605)
Balance June 30, 2025	1,250,000	4,662,904	111,924,006	—	116,586,910

Balance March 31, 2026	1,250,000	4,662,904	113,625,851	15,180	118,303,935
Options exercised	—	—	4,500	—	4,500
Grant of restricted common share awards by the Company, net of forfeitures	—	—	(1,362)	—	(1,362)
Balance June 30, 2026	1,250,000	4,662,904	113,628,989	15,180	118,307,073

Balance December 31, 2025	1,250,000	4,662,904	113,847,359	—	118,510,263
Options exercised	—	—	37,700	—	37,700
Issuance of Class C limited partnership units upon conversion of Basic LTIP units (1)	—	—	—	15,180	15,180
Grant of restricted common share awards by the Company, net of forfeitures	—	—	579,318	—	579,318
Repurchase of common units	—	—	(589,622)	—	(589,622)
Units withheld for employee income taxes	—	—	(245,766)	—	(245,766)
Balance June 30, 2026	1,250,000	4,662,904	113,628,989	15,180	118,307,073
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

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Tanger Inc.	$33,241	$30,086	$61,502	$49,287
Less allocation of earnings to participating securities	(257)	(225)	(467)	(427)
Net income available to common shareholders of Tanger Inc.	$32,984	$29,861	$61,035	$48,860
Denominator:
Basic weighted average common shares	114,455	112,659	114,347	112,528
Effect of dilutive securities:
Equity awards	1,278	1,464	1,260	1,484
Diluted weighted average common shares	115,733	114,123	115,607	114,012
Basic earnings per common share:
Net income	$0.29	$0.27	$0.53	$0.43
Diluted earnings per common share:
Net income	$0.29	$0.26	$0.53	$0.43

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average common shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2026, approximately 472,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and six months ended June 30, 2025, approximately 99,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and six months ended June 30, 2026 and June 30, 2025, no options were excluded from the computation.

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

The Exchangeable Notes are evaluated for dilution using the if‑converted method. For the three and six months ended June 30, 2026, the Exchangeable Notes were anti‑dilutive and therefore excluded from diluted earnings per common share.

The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 9 - Shareholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to partners of the Operating Partnership	$34,599	$31,330	$64,016	$51,329
Less allocation of earnings to participating securities	(257)	(225)	(467)	(427)
Net income available to common unitholders of the Operating Partnership	$34,342	$31,105	$63,549	$50,902
Denominator:
Basic weighted average common units	119,133	117,322	119,021	117,197
Effect of dilutive securities:
Equity awards	1,278	1,464	1,260	1,484
Diluted weighted average common units	120,411	118,786	120,281	118,681
Basic earnings per common unit:
Net income	$0.29	$0.27	$0.53	$0.43
Diluted earnings per common unit:
Net income	$0.29	$0.26	$0.53	$0.43

We determine diluted earnings per common unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and six months ended June 30, 2026, approximately 472,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and six months ended June 30, 2025, approximately 99,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and six months ended June 30, 2026 and June 30, 2025, no options were excluded from the computation.

The Exchangeable Notes are evaluated for dilution using the if‑converted method. For the three and six months ended June 30, 2026, the Exchangeable Notes were anti‑dilutive and therefore excluded from diluted earnings per common unit.

The shares issuable upon settlement of any outstanding forward sale agreements, as described in Note 9 - Shareholders' Equity, are reflected in the diluted earnings per share calculations using the treasury stock method for the period outstanding prior to settlement. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the shares under any outstanding forward sale agreements for the period prior to settlement over the number of shares of common stock that could be purchased by us in the market (based on the average market price during the period prior to settlement) using the proceeds receivable upon full physical settlement (based on the adjusted forward sales price immediately prior to settlement).

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

We recorded equity-based compensation expense in general and administrative expenses in our condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Restricted common shares and time-based LTIP units	$2,014	$1,871	$4,063	$3,543
Performance-based notional unit awards and performance-based LTIP awards	1,503	1,330	2,988	2,498
Options	76	86	152	172
Total equity-based compensation	$3,593	$3,287	$7,203	$6,213

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Equity-based compensation expense capitalized	$84	$86	$160	$119

Restricted Common Share Awards

During February 2026, the Company granted to its executive officers and non-employee directors approximately 100,000 and 16,000 restricted common shares, respectively. The grant date fair value of the awards was $33.61 per share. During June 2026, the Company granted approximately 2,000 restricted common shares. The grant date fair value of the award was $36.07 per share. The restricted common shares vest ratably over a three-year period each year for executive officers and over a one-year period for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares.

For certain restricted common shares that vest and restricted share units that are settled during the period, we withhold common shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement was approximately 246,000 and 212,000 for the six months ended June 30, 2026 and 2025, respectively. The total number of common shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $8.3 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are reflected as financing activities within the condensed consolidated statements of cash flows.

Basic Long Term Incentive Plan Units

During 2026, the Company granted to certain non-employee directors approximately 16,000 LTIP units with time-based vesting requirements and a grant date fair value of $33.61 per unit that vest ratably over one year subject to continued service. Compensation expense for these units is being recognized over a one-year period. The Company also granted certain officers approximately 106,000 LTIP units with time-based vesting requirements and grant date fair value of $33.61 per unit. Compensation expense for these units is being recognized over a three-year period.

2026 Performance Share Plan

During 2026, the Compensation Committee of the Company approved the general terms of the Tanger Inc. 2026 Performance Share Plan (the “2026 PSP”) covering the Company's executive officers whereby a maximum of approximately 81,000 restricted common shares and 299,000 LTIP units may be earned if certain share price appreciation goals are achieved over a three-year measurement period. The 2026 PSP is a long-term incentive compensation plan. Recipients may earn notional units which may convert into restricted common shares of the Company or LTIP units, based on the Company’s absolute total shareholder return and its total shareholder return relative to its peer group over a three-year measurement period. Any common shares or LTIP units earned at the end of the three-year measurement period are subject to a time-based vesting schedule, with 50% of the common shares and units vesting immediately following the measurement period, and the remaining 50% vesting one-year thereafter, contingent upon continued employment with the Company through the vesting date (unless accelerated due to termination prior thereto (a) by the Company without cause, (b) by participant for good reason or (c) due to death or disability).

The following table sets forth 2026 PSP performance targets and other relevant information about the 2026 PSP:

Performance targets (1)
Absolute portion of award:
Percent of total award	25%
Absolute total shareholder return range	16%	-	37%
Percentage of units to be earned	25%	-	100%

Relative portion of award:
Percent of total award	75%
Percentile rank of peer group range(2)	25th	-	75th
Percentage of units to be earned	25%	-	100%

Maximum number of restricted common shares and LTIP units that may be earned	380,000
Grant date fair value per LTIP unit	$17.88
Grant date fair value per share	$17.77
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

The fair values of the 2026 PSP awards granted during the six months ended June 30, 2026, were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance March 31, 2026	$(26,583)	$990	$(25,593)	$(1,395)	$33	$(1,362)
Other comprehensive loss before reclassifications	(1,203)	—	(1,203)	(48)	—	(48)
Reclassifications out of accumulated other comprehensive income into other income (loss) for foreign currency and interest expense for cash flow hedges	—	3,820	3,820	—	156	156
Balance June 30, 2026	$(27,786)	$4,810	$(22,976)	$(1,443)	$189	$(1,254)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2025	$(26,406)	$(1,943)	$(28,349)	$(1,387)	$(87)	$(1,474)
Other comprehensive loss before reclassifications	(1,380)	—	(1,380)	(56)	—	(56)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	6,753	6,753	—	276	276
Balance June 30, 2026	$(27,786)	$4,810	$(22,976)	$(1,443)	$189	$(1,254)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance, March 31, 2025	$(28,497)	$(998)	$(29,495)	$(1,473)	$(48)	$(1,521)
Other comprehensive income before reclassifications	1,903	—	1,903	79	—	79
Reclassification out of accumulated other comprehensive income (loss) into other expense for foreign currency and interest expense for cash flow hedges	—	(816)	(816)	—	(34)	(34)
Balance June 30, 2025	$(26,594)	$(1,814)	$(28,408)	$(1,394)	$(82)	$(1,476)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)
Other comprehensive income before reclassifications	1,291	—	1,291	57	—	57
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,012)	(2,012)	—	(86)	(86)
Balance June 30, 2025	$(26,594)	$(1,814)	$(28,408)	$(1,394)	$(82)	$(1,476)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.7 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2026.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2026	$(27,978)	$1,023	$(26,955)
Other comprehensive loss before reclassifications	(1,251)	—	(1,251)
Reclassification out of accumulated other comprehensive income (loss) into other income for foreign currency and interest expense for cash flow hedges	—	3,976	3,976
Balance June 30, 2026	$(29,229)	$4,999	$(24,230)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2025	$(27,793)	$(2,030)	$(29,823)
Other comprehensive loss before reclassifications	(1,436)	—	(1,436)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	7,029	7,029
Balance June 30, 2026	$(29,229)	$4,999	$(24,230)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2025	$(29,968)	$(1,044)	$(31,012)
Other comprehensive income before reclassifications	1,982	—	1,982
Reclassification out of accumulated other comprehensive income (loss) into other expense for foreign currency and interest expense for cash flow hedges	—	(850)	(850)
Balance June 30, 2025	$(27,986)	$(1,894)	$(29,880)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(29,334)	$204	$(29,130)
Other comprehensive income before reclassifications	1,348	—	1,348
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,098)	(2,098)
Balance June 30, 2025	$(27,986)	$(1,894)	$(29,880)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $1.7 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of June 30, 2026.

16.    Segment Reporting

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Property Revenues:
Rental revenue	$143,749	$133,435	$282,448	$262,720
Other revenues	5,843	5,021	10,518	8,692
Total Revenues	$149,592	$138,456	$292,966	$271,412

Property Operating Expenses:
Advertising and promotion	$4,269	$3,666	$7,868	$6,688
Common area maintenance	17,837	16,613	39,054	35,582
Real estate taxes	12,371	10,409	24,620	20,454
Other operating expense	9,170	8,771	16,452	16,609
Total Operating Expenses	$43,647	$39,459	$87,994	$79,333

Portfolio Net Operating Income - Consolidated	$105,945	$98,997	$204,972	$192,079

Equity in earnings of unconsolidated joint ventures	$3,849	$3,034	$7,291	$5,433
Interest expense	(19,427)	(16,399)	(38,603)	(32,171)
Impairment charges	—	—	—	(4,249)
Other income	1,724	(26)	3,631	191
Depreciation and amortization	(41,975)	(36,608)	(82,327)	(73,754)
Other non-property (income) expenses	472	468	353	508
Corporate general and administrative expenses	(20,514)	(18,992)	(40,665)	(38,008)
Non-cash adjustments	5,232	585	7,950	579
Lease termination fees	(707)	271	1,414	721

Net Income	$34,599	$31,330	$64,016	$51,329

17.    Lease Agreements

As of June 30, 2026, we were the lessor to over 2,600 stores in our 35 consolidated centers, under operating leases with initial terms that expire between 2026 and 2040, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their proportionate share of reimbursable expenses, such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Rental revenues - fixed	$121,224	$108,477	$240,088	$215,673
Rental revenues - variable (1)	27,050	24,958	51,724	47,047
Rental revenues	$148,274	$133,435	$291,812	$262,720
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

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	June 30, 2026	June 30, 2025
Costs relating to construction included in accounts payable and accrued expenses	$23,607	$11,853

Interest paid, net of interest capitalized was as follows (in thousands):

	Six months ended
	June 30,
	2026	2025
Interest paid	$32,943	$29,486

The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Company:

	Six months ended
	June 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$18,133	$46,992
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,528	$46,992
End of period:
Cash and cash equivalents	$176,878	$9,741
Restricted cash	31,008	—
Cash, cash equivalents, and restricted cash	$207,886	$9,741
The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Operating Partnership:

	Six months ended
	June 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$17,893	$46,700
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,288	$46,700
End of period:
Cash and cash equivalents	$176,396	$9,307
Restricted cash	31,008	—
Cash, cash equivalents, and restricted cash	$207,404	$9,307

19. New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Effective Date	Impact on the financial statements or other significant matters
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

20. Subsequent Events

Dividend Declaration

In July 2026, the Board declared a $0.3125 quarterly cash dividend per common share payable on August 14, 2026 to each shareholder of record on July 31, 2026, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

In July 2026, we borrowed $50.0 million on our 2033 Term Loan bringing the loan balance to $200.0 million and the total Term Loan drawn balance to $450.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, condensed consolidated statements of operations compares the three and six months ended June 30, 2026 with the three and six months ended June 30, 2025. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, condensed consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of June 30, 2026, we owned and operated 31 consolidated outlet centers and four open-air lifestyle centers, with a total gross leasable area of approximately 14.3 million square feet. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2025 to June 30, 2026 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2025		12,960	33	2,113	6	758	2
Dispositions
Howell, MI	Second Quarter	(314)	(1)	—	—	—	—
Marketplace Palm Beach, FL	Second Quarter	—	—	—	—	(301)	(1)
Additions:
Cleveland, OH	First Quarter	639	1	—	—	—	—
Kansas City, KS	Third Quarter	690	1	—	—	—	—
Other		34	—	—	—	—	—
As of December 31, 2025		14,009	34	2,113	6	457	1
Additions:
Toledo, OH	Second Quarter	301	1	—	—	—	—
Other		(16)	—	—	—	—	—
As of June 30, 2026		14,294	35	2,113	6	457	1

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of June 30, 2026. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	99.4
Tanger Outlets Riverhead	Riverhead, NY (2)	100	729,377	95.6
Tanger Outlets Kansas City at Legends	Kansas City, KS (3)	100	693,218	96.5
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	651,016	91.8
Pinecrest, a Tanger Property	Cleveland, OH	100	639,016	97.5
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (2)	100	547,937	99.6
Tanger Outlets Foley	Foley, AL	100	532,416	95.7
Tanger Outlets Savannah	Savannah, GA	100	488,698	98.7
Tanger Outlets Atlantic City	Atlantic City, NJ (2)	100	484,748	83.3
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	99.2
Tanger Outlets Sevierville	Sevierville, TN (2)	100	450,079	100.0
Tanger Outlets Myrtle Beach - Highway 501	Myrtle Beach, SC	100	431,201	95.8
Tanger Outlets Phoenix	Glendale, AZ	100	410,753	92.9
Tanger Outlets Myrtle Beach - Highway 17	Myrtle Beach, SC (2)	100	404,341	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Lancaster	Lancaster, PA	100	377,417	99.3
Tanger Outlets Asheville	Asheville, NC	100	376,432	96.0
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	98.5
Tanger Outlets Commerce	Commerce, GA	100	371,408	93.7
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	95.3
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,901	99.4
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	100.0
Tanger Outlets Branson	Branson, MO	100	329,861	100.0
Tanger Outlets Memphis	Southaven, MS (3) (4)	50	325,831	99.1
Tanger Outlets Gonzales	Gonzales, LA	100	322,063	91.0
Tanger Outlets Mebane	Mebane, NC	100	319,762	99.0
Tanger Outlets Atlanta	Locust Grove, GA	100	315,582	100.0
Tanger Outlets Foxwoods	Mashantucket, CT (2)	100	311,229	93.2
Levis Commons Town Center, a Tanger Property	Toledo, OH	100	301,187	97.5
Tanger Outlets Nashville	Nashville, TN	100	290,667	100.0
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	98.8
Tanger Outlets Tilton	Tilton, NH	100	250,558	90.7
Tanger Outlets Hershey	Hershey, PA	100	249,696	99.2
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	96.9
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	84.7
Totals			14,293,639	96.6
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)These properties or a portion thereof are subject to a ground lease.
(3)Property encumbered by mortgage. See Notes 5 and 6 to the condensed consolidated financial statements for further details of our debt obligations.
(4)Based on the capital contribution and distribution provisions in the joint venture agreement, we expect our economic interest in this venture’s cash flow to exceed our legal ownership percentage. We currently receive substantially all the economic interest of the property.

Unconsolidated Joint Venture Properties		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Charlotte Premium Outlets (2)	Charlotte, NC	50	398,675	93.0
Tanger Outlets Ottawa	Ottawa, Ontario, Canada	50	357,213	98.1
Tanger Outlets Columbus (2)	Columbus, OH	50	355,245	99.0
Tanger Outlets Houston (2)	Texas City, TX	50	352,705	95.5
Tanger Outlets National Harbor (2)	National Harbor, MD	50	341,156	99.3
Tanger Outlets Cookstown	Cookstown, Ontario, Canada	50	307,883	94.6
Totals			2,112,877	96.5
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)Property encumbered by a mortgage. See Note 4 to the condensed consolidated financial statements for further details of the joint venture’s debt obligations.

Managed Property	Location	Square Feet
Tanger Outlets Palm Beach	Palm Beach, FL	457,326

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended June 30, 2026 and 2025:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2026	517	2,855	$39.60	10.8%	$6.83	4.20
2025	495	2,371	$36.49	11.7%	$5.37	3.40

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2026	574	3,105	$39.98		$9.48	4.46
2025	547	2,646	$36.96		$12.08	3.95
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

NET INCOME
Net income increased approximately $3.3 million in the 2026 period to $34.6 million as compared to net income of $31.3 million for the 2025 period. The change in net income was primarily attributable to the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates related to the same center portfolio;
•higher rental revenues, operating expenses, and depreciation and amortization resulting from the acquisitions of our centers in Kansas City, KS during the third quarter of 2025 and Toledo, OH during the second quarter of 2026;
•higher interest expense due to the assumption of a $115.0 million interest-only mortgage associated with the third quarter 2025 acquisition of a center in Kansas City, KS and the financing transactions in January 2026, including the issuance of $250.0 million aggregate principal amount of Exchangeable Notes and additional unsecured term loan proceeds; and
•higher interest income from cash on hand as a result of our financing transactions in January 2026

In the tables below, information set forth for acquired properties includes our centers in Kansas City, KS, and Toledo, OH that were acquired in September 2025, and May 2026, respectively. Properties disposed include the center in Howell, MI that was sold in April 2025 which was held for sale during the three months ended March 31, 2025.

RENTAL REVENUES
Rental revenues increased approximately $14.8 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2026	2025	Increase/(Decrease)
Rental revenues from existing properties	$135,465	$132,252	$3,213
Rental revenues from acquired properties and property disposed	6,903	246	6,657
Straight-line rent adjustments	2,226	712	1,514
Lease termination fees	593	271	322
Amortization of above and below market rent adjustments, net	3,087	(46)	3,133
	$148,274	$133,435	$14,839

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Straight-line rent adjustment income increased due to build out periods for certain larger leases, stronger lease execution, and from the acquisition of additional properties to the portfolio. Amortization of above and below market rent adjustments increased from the acceleration of $2.2 million of below market lease values related to an acquired Saks Off 5th lease at our Phoenix center.

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues increased approximately $33,000 in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of management, leasing and other service revenues (in thousands):

	2026	2025	Increase/(Decrease)
Management and marketing fees	$862	$881	$(19)
Leasing and other fees	187	138	49
Expense reimbursements from unconsolidated joint ventures	1,222	1,219	3
	$2,271	$2,238	$33

OTHER REVENUES
Other revenues increased approximately $822,000 in the 2026 period as compared to the 2025 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2026	2025	Increase/(Decrease)
Other revenues from existing properties	$5,737	$5,009	$728
Other revenues from acquired properties and property disposed	106	12	94
	$5,843	$5,021	$822

Other revenues from existing properties increased in the 2026 period due to an increase in other revenue streams, such as EV charging, paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $5.1 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2026	2025	Increase/(Decrease)
Property operating expenses from existing properties	$40,783	$38,774	$2,009
Property operating expenses from acquired properties and property disposed	2,935	202	2,733
Expenses related to unconsolidated joint ventures	1,222	1,219	3
Other property operating expenses	533	178	355
	$45,473	$40,373	$5,100

Property operating expenses from existing properties increased due to higher digital advertising and employee health insurance related costs. These increases were partially offset by lower property insurance expenses. Additionally, as part of the Saks Off 5th bankruptcy and our acquisition of certain of their leases, we recorded $1.3 million of lease termination expense.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $1.5 million from $19.0 million to $20.5 million in the 2026 period compared to the 2025 period. The increase is primarily related to higher employee compensation costs, higher healthcare costs, and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $5.4 million in the 2026 period compared to the 2025 period.

	2026	2025	Increase/(Decrease)
Depreciation and amortization from existing properties	$38,249	$36,608	$1,641
Depreciation and amortization from acquired properties and property disposed	3,726	—	3,726
	$41,975	$36,608	$5,367

The increase in depreciation and amortization from existing properties was primarily due to renovation activity at certain centers.

INTEREST EXPENSE
Interest expense increased approximately $3.0 million to $19.4 million in the 2026 period compared to $16.4 million in the 2025 period. In January 2026, we issued $250.0 million aggregate principal amount of the Exchangeable Notes and also refinanced our unsecured term loans, which increased our total outstanding balance from $325.0 million to $400.0 million. In addition, during September 2025, we assumed a $115.0 million interest-only mortgage in connection with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $1.8 million to $1.7 million in the 2026 period compared to ($26,000) in the 2025 period. The financing transactions in January 2026 resulted in cash on hand that was invested and led to a $1.7 million increase in interest income in the 2026 period compared to the 2025 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $815,000 to $3.8 million in the 2026 period compared to $3.0 million in the 2025 period. The increase was due to stronger comparative operating results at all of our joint ventures and the refinance of the Galveston joint venture mortgage during the second quarter of 2025 that resulted in a lower interest rate.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

NET INCOME
Net income increased approximately $12.7 million in the 2026 period to $64.0 million as compared to net income of $51.3 million for the 2025 period. Significant items impacting the comparability of the two periods include the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates related to the same center portfolio;
•higher rental revenues, operating expenses, and depreciation and amortization resulting from the acquisitions of our centers in Cleveland, OH; Kansas City, KS and Toledo, OH during the first quarter of 2025, the third quarter of 2025 and the second quarter of 2026, respectively;
•higher interest expense due to the assumption of a $115.0 million interest-only mortgage associated with the third quarter 2025 acquisition of a center in Kansas City, KS and the financing transactions in January 2026, including the issuance of $250.0 million aggregate principal amount of Exchangeable Notes and additional unsecured term loan proceeds;
•higher interest income from cash on hand as a result of our financing transactions in January 2026;
•higher depreciation expense from recent redevelopments at certain centers;
•decrease in net income from the sale of the Howell, MI center during the second quarter of 2025; and
•an impairment charge of $4.2 million recorded in the first quarter of 2025 related to our Howell, MI center.

In the tables below, information set forth for acquired properties includes our centers in Cleveland, OH, Kansas City, KS, and Toledo, OH that were acquired in February 2025, September 2025, and May 2026, respectively. Properties disposed includes the center in Howell, MI that sold in April 2025.

RENTAL REVENUES
Rental revenues increased approximately $29.1 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2026	2025	Increase/(Decrease)
Rental revenues from existing properties	$256,154	$250,030	$6,124
Revenues from acquired properties and property disposed	24,832	11,227	13,605
Straight-line rent adjustments	4,578	294	4,284
Lease termination fees	2,714	721	1,993
Amortization of above and below market rent adjustments, net	3,534	448	3,086
	$291,812	$262,720	$29,092

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix. Straight-line rent adjustment income increased due to build out periods for certain larger leases, stronger lease execution, and from the acquisition of additional properties to the portfolio. Lease termination fees increased from negotiations with tenants that were terminated prior to the contractual end of their leases. Amortization of above and below market rent adjustments increased from the acceleration of $2.2 million of below market lease values related to an acquired Saks Off 5th lease at our Phoenix center.

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues decreased approximately $170,000 in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of management, leasing and other services revenues (in thousands):

	2026	2025	Increase/(Decrease)
Management and marketing fees	$1,713	$1,754	$(41)
Leasing and other fees	310	350	(40)
Expense reimbursements from unconsolidated joint ventures	2,452	2,541	(89)
	$4,475	$4,645	$(170)

Management and marketing fees decreased from lower management revenues. We no longer manage one of the Palm Beach, FL locations that we previously managed in 2025. Leasing fees from unconsolidated joint ventures and managed-only properties decreased due to the timing of leases eligible for renewal and re-tenanting between the 2025 period and the 2026 period.

OTHER REVENUES
Other revenues increased approximately $1.8 million in the 2026 period as compared to the 2025 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2026	2025	Increase/(Decrease)
Other revenues from existing properties	$10,002	$8,440	$1,562
Other revenues from acquired properties and property disposed	516	252	264
	$10,518	$8,692	$1,826

Other revenues from existing properties increased in the 2026 period due to an increase in other revenue streams, such as EV charging, paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $10.0 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2026	2025	Increase/(Decrease)
Property operating expenses from existing properties	$76,862	$73,137	$3,725
Property operating expenses from acquired properties and property disposed	11,877	5,556	6,321
Expenses related to unconsolidated joint ventures	2,452	2,540	(88)
Other property operating expenses	1,015	960	55
	$92,206	$82,193	$10,013

Property operating expenses from existing properties increased due to higher snow removal costs in the first quarter of 2026, higher healthcare costs and a benefit from certain expense refunds in the first quarter of 2025. These increases were partially offset by lower property insurance expenses. Additionally, as part of the Saks Off 5th bankruptcy and our acquisition of certain of their leases, we recorded $1.3 million of lease termination expense.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $2.6 million from $38.0 million to $40.6 million in the 2026 period compared to the 2025 period.

The increase is primarily related to higher employee compensation costs, higher healthcare costs, and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $8.6 million from $73.8 million to $82.3 million in the 2026 period compared to the 2025 period.

	2026	2025	Increase/(Decrease)
Depreciation and amortization from existing properties	$71,008	$69,733	$1,275
Depreciation and amortization from acquired properties and property disposed	11,319	4,021	7,298
	$82,327	$73,754	$8,573

The increase in depreciation and amortization from existing properties was primarily due to redevelopment activity at certain centers.

INTEREST EXPENSE
Interest expense increased approximately $6.4 million to $38.6 million in the 2026 period compared to $32.2 million in the 2025 period. In January 2026, we issued $250.0 million aggregate principal amount of the Exchangeable Notes and also refinanced our unsecured term loans, which increased our total outstanding balance from $325.0 million to $400.0 million. In addition, during September 2025, we assumed a $115.0 million interest-only mortgage in connection with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $3.4 million from $191,000 to $3.6 million in the 2026 period compared to the 2025 period. The financing transactions in January 2026 resulted in cash on hand that was invested and led to a $3.2 million increase in interest income in the 2026 period compared to the 2025 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.9 million from $5.4 million to $7.3 million in the 2026 period compared to the 2025 period. The increase was due to stronger comparative operating results at certain of our joint ventures and the refinance of the Galveston joint venture mortgage during the second quarter of 2025 that resulted in a lower interest rate.

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

We are a well-known seasoned issuer (as defined in the Securities Act) with a shelf registration that expires in February 2029 and allows the Company to register unspecified, various classes of equity securities and the Operating Partnership to register unspecified, various classes of debt securities. We expect to file a new joint shelf registration statement on Form S-3 prior to the expiration of the current registration statement. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. The Operating Partnership may use the proceeds to repay debt, including borrowings under its lines of credit, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, to invest in existing or newly created joint ventures or for general corporate purposes.

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

As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, as well as potential new developments, expansions and renovations of existing properties, acquisitions or investments in existing or newly created joint ventures.

The Company currently consolidates the Operating Partnership because it has (1) the power to direct the activities of the Operating Partnership that most significantly impact the Operating Partnership’s economic performance and (2) the obligation to absorb losses and the right to receive the residual returns of the Operating Partnership that could be potentially significant. The Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by the Company. However, all debt is held directly or indirectly at the Operating Partnership level, and the Company has guaranteed some of the Operating Partnership’s unsecured debt as discussed below. Because the Company consolidates the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole. This includes the Company’s guarantees of the Operating Partnership’s unsecured credit facilities, term loans and the Exchangeable Notes described under “Liquidity and Capital Resources of the Operating Partnership—Financing Arrangements.”

ATM Offering Program

In February 2026, the Company and the Operating Partnership filed an automatic shelf registration statement on Form S-3 (File No. 333-293804) (the “Universal Registration Statement”) with the SEC, which became effective automatically upon filing. In connection with the filing of the Universal Registration Statement, on February 26, 2026, the Company also filed a new prospectus supplement with the SEC to the base prospectus, contained in the Universal Registration Statement, which relates to the Company’s at-the-market stock offering (“ATM Offering”) program. Substantially concurrent with the Company’s and the Operating Partnership’s entry into the Sales Agreement (as defined below), the Company terminated its existing ATM Equity Offering Sales Agreement, among the Company, the Operating Partnership and the agents party thereto (the “2025 Sales Agreement”), in accordance with the terms of the 2025 Sales Agreement.

In February 2026, the Company and the Operating Partnership entered into the ATM Equity Offering Sales Agreement (the “2026 Sales Agreement”) with each of the certain sales agents listed therein (the “Sales Agents”), pursuant to which the Company may issue and sell shares of its common shares having an aggregate gross sales price of up to $400 million in amounts and at times to be determined by the Company. The purpose of the entry into the 2026 Sales Agreement and the termination of the 2025 Sales Agreement was to reference the Universal Registration Statement in the 2026 Sales Agreement and to add an additional Sales Agent, Forward Purchaser and Forward Seller not party to the 2025 Sales Agreement.

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

We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate expenses. As of June 30, 2026, we had approximately $375.7 million remaining available for sales of common shares under the ATM Offering program. There were no sales of our common shares under the ATM Offering program during the first six months of 2025 or first three months of 2026. See “Forward Sale Agreements” below regarding certain common shares sold under our ATM Offering program pursuant to forward sale agreements that had not settled as of June 30, 2026.

Forward Sale Agreements

In June 2026, we sold an aggregate of 600,000 common shares under the ATM Offering program which were subject to forward sale agreements, for an estimated gross value of $24.3 million based on the initial forward sale price of $40.50 per common share. Shares can be settled at any time during the next 15 months from the date of entry into the applicable forward sale agreement, unless otherwise extended. We did not initially receive any proceeds from the sale of these common shares, which were sold to underwriters by the forward purchasers or their respective affiliates. We did not receive any proceeds from the sale of the shares at the time we entered into each of the respective forward sale agreements and will not receive any proceeds until settlement. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

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

The Company repurchased 589,622 common shares during the six months ended June 30, 2026. The Company did not repurchase any common shares during the three months ended June 30, 2026 or the three and six months ended June 30, 2025. The remaining amount of common shares authorized to be repurchased under the program as of June 30, 2026 was approximately $180.0 million.

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

In July 2026, the Board declared a $0.3125 quarterly cash dividend per common share payable on August 14, 2026 to each shareholder of record on July 31, 2026, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025	Change

New developments, redevelopments, investments and expansions (1)	$14,395	$6,235	$8,160
Renovations (2)	4,772	2,426	2,346
Second generation tenant allowances, lease incentives and lease commissions(3)	18,975	7,105	11,870
Other capital expenditures (4)	9,055	11,077	(2,022)
Additions to rental property-accrual basis	47,197	26,843	20,354
Conversion from accrual to cash basis	(6,146)	752	(6,898)
Additions to rental property-cash basis	$41,051	$27,595	$13,456
(1)The increase is primarily related to increased redevelopment activity and increased outparcel developments.
(2)The increase is primarily related to larger scale renovations at two of our assets.
(3)The increase is primarily due to timing and size of new store openings in the period compared to prior year.
(4)The decrease is primarily related to lower spend on capital improvements.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of June 30, 2026, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 4 to the condensed consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not typically required contractually or otherwise. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in, and our share of net income or loss of, the joint ventures within other liabilities in the condensed consolidated balance sheets because we are committed and intend to provide further financial support to these joint ventures. We believe our joint ventures will be able to fund their operating and capital needs for the next twelve months based on their sources of working capital, specifically cash flow from operations, access to contributions from partners, and ability to refinance debt obligations, including the ability to exercise upcoming extensions of near term maturities.

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

Contractual Obligations

There were no material changes in our contractual commitments during the six months ended June 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of June 30, 2026.

Future Debt Obligations
Maturities and principal amortization of the existing long-term debt as of June 30, 2026 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2026 (1)	$350,000
2027	415,000
2028 (2)	—
2029 (2)	—
2030	311,700
Thereafter	800,000
Subtotal	1,876,700
Net discount and debt origination costs	(15,737)
Total	$1,860,963
(1)A portion of the net proceeds from the Exchangeable Notes Offering, together with a portion of the proceeds of the Operating Partnership’s term loans, are expected to be used to repay in full the Operating Partnership’s outstanding $350 million aggregate principal amount of 3.125% senior notes due 2026 at maturity on September 1, 2026.
(2)Excludes the two six-month extension options on our $620.0 million unsecured lines of credit, under which there were no outstanding borrowings at June 30, 2026 and which matures in 2028. If the extension options are exercised, the maturity dates would be extended to 2029.

The Company guarantees the Operating Partnership’s unsecured credit facilities, term loans (including the amended 2030 Term Loan and the new 2033 Term Loan) and the Exchangeable Notes.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of June 30, 2026, these interest obligations total approximately $74.3 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$129,555	$123,302	$6,253
Net cash used in investing activities	(126,954)	(185,531)	58,577
Net cash provided by financing activities	151,602	24,901	126,701
Effect of foreign currency rate changes on cash and equivalents	(87)	(65)	(22)
Net increase (decrease) in cash and cash equivalents	$154,116	$(37,393)	$191,509

Operating Activities
Net cash provided by operating activities increased period over period primarily due to changes in working capital and our acquisition of our center in Toledo, OH that was acquired in the second quarter of 2026.

Investing Activities
The decrease in net cash used in investing activities was primarily due to the acquisition of our center in Cleveland, OH in the first quarter of 2025 and the acquisition of our center in Toledo, OH in the second quarter of 2026, partially offset by additions to short-term investments and capital additions in the first two quarters of 2026.

Financing Activities
Net cash provided by financing activities increased period over period primarily due to higher borrowings related to the Exchangeable Notes issued in the first quarter of 2026, partially offset by our share repurchase during the first quarter of 2026 and paydowns of our line of credit and our Atlantic City mortgage during the second quarter of 2026.

Financing Arrangements

As of June 30, 2026, unsecured borrowings represented 91% of our outstanding debt and 95% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit, our term loans and the Exchangeable Notes.

In January 2026, we entered into an unsecured term loan financing to further enhance our liquidity and extend our debt maturity profile. On January 6, 2026, we closed on $550.0 million of unsecured term loans, comprised of (1) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (the "2030 Term Loan") and (2) a new $200.0 million term loan due January 2033 (the "2033 Term Loan"). We drew an incremental $75.0 million at closing, for a total outstanding amount of $400.0 million, and we have a combined $150.0 million available under a delayed draw feature. In July 2026, we borrowed $50.0 million on our 2033 Term Loan bringing the loan balance to $200.0 million and the total Term Loan balance drawn to $450.0 million. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

In January 2026, the Operating Partnership entered into amendments to each of (1) the Revolving Credit Agreement with, Bank of America, N.A., as administrative agent, and the lenders party thereto, and (2) the Liquidity Credit Agreement with Bank of America, N.A., referred to herein as the Operating Partnership’s unsecured lines of credit, such amendments in each case removing the 10 basis point SOFR credit adjustment spread and making certain conforming changes from the 2030 Term Loan and the 2033 Term Loan. As of June 30, 2026, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million, consisting of a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased to up to $1.2 billion through an accordion feature in certain circumstances.

We intend to retain the ability to raise additional capital, including public debt or equity, to pursue attractive investment opportunities that may arise and to otherwise act in a manner that we believe to be in the best interests of our shareholders and unitholders. The Company and Operating Partnership are well-known seasoned issuers with a joint shelf registration statement on Form S-3, expiring in February 2029, that allows us to offer and sell unspecified amounts of different classes of securities. To generate capital to reinvest into other attractive investment opportunities, we may also consider the use of additional operational and developmental joint ventures, property management opportunities, the sale or lease of outparcels on our existing properties and the sale of certain properties that do not meet our long-term investment criteria. Based on cash provided by operations, existing lines of credit, ongoing relationships with certain financial institutions and our ability to sell debt or issue equity subject to market conditions, we believe that we have access to the necessary financing to fund the planned capital expenditures for at least the next twelve months.

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

Exchangeable Notes Offering
In January 2026, the Operating Partnership issued $250.0 million aggregate principal amount of the Exchangeable Notes in a private placement (the “Exchangeable Notes Offering”). The Exchangeable Notes are guaranteed, on a senior, unsecured basis, by the Company. The Exchangeable Notes bear interest at a rate of 2.375% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2026. The Exchangeable Notes mature on January 15, 2031, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes will be exchangeable at an initial exchange rate of 24.0662 common shares per $1,000 principal amount of the Exchangeable Notes (equivalent to an exchange price of approximately $41.55 per common share). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. Net proceeds after the initial purchaser’s discount and offering costs were approximately $243 million. See Note 6 to our accompanying condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Operating Partnership and/or the Company (1) used approximately $9 million of the net proceeds from the Exchangeable Notes to pay the cost of the Capped Call Transactions (as defined below), (2) used approximately $20 million of the net proceeds from the Exchangeable Notes to repurchase approximately 590,000 common shares concurrently with the pricing of the Exchangeable Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate, at a price per share equal to the last reported sale price of the common shares on the NYSE on January 7, 2026 ($33.92), (3) intend to use a portion of the net proceeds from the Exchangeable Notes, together with a portion of the proceeds of the Operating Partnership’s term loans, to repay all of the outstanding debt under the Operating Partnership’s unsecured lines of credit and to repay in full of the Operating Partnership’s outstanding $350 million aggregate principal amount of 3.125% senior notes due 2026 at maturity on September 1, 2026, and (4) intend to use the remaining net proceeds from the Exchangeable Notes for general corporate purposes, including the redemption or repayment of indebtedness.

Capped Call Transactions
In January 2026, in connection with the issuance of the Exchangeable Notes, the Company entered into privately negotiated Capped Call Transactions with certain financial institutions for a total cost of $9 million. The Capped Call Transactions are intended to reduce potential dilution to our common shareholders and offset amounts payable by the Operating Partnership upon exchange of the Exchangeable Notes. The Capped Call Transactions cover, subject to customary anti‑dilution adjustments, the number of shares of the Company’s common shares underlying the Exchangeable Notes and generally expire upon maturity of the Exchangeable Notes or earlier settlement, as applicable.

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

In the second quarter of 2026, we entered into a $25.0 million interest rate swap agreement on unsecured debt with an effective date of July 6, 2026 and an expiration date of April 1, 2031. The fixed Daily SOFR base rate of this interest rate swap agreement is 3.5%.

Equity Offerings under the ATM Offering Program
As of June 30, 2026, we have a remaining authorization of $375.7 million of common shares under the ATM Offering program. We did not sell any common shares during the first quarter of 2026 or the first half of 2025. In June 2026, we sold 600,000 common shares under the ATM Offering program, which were subject to forward sale agreements, for an estimated gross value of $24.3 million based on the initial forward sale price of $40.50 per common share. Shares can be settled at any time during the 15 months from the date of entry into the applicable forward sale agreement, unless otherwise extended.

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

We have historically been, and at June 30, 2026, are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to issue debt or equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of June 30, 2026, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior, unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	41%
Total Secured Debt to Adjusted Total Assets	< 40%	4%
Total Unencumbered Assets to Unsecured Debt	> 150%	253%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.3	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	36%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	6%
EBITDA to Fixed Charges	> 1.5 x	4.5	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	30%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures as of June 30, 2026 (dollars in millions). We do not guarantee any debt of our unconsolidated joint ventures.

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate
Charlotte	50%	$95.0	July 2028	4.27%
Columbus	50%	71.0	October 2032	6.25%
Galveston/Houston(1)	50%	60.0	June 2030	SOFR + 1.65%
National Harbor	50%	89.7	January 2030	4.63%
Debt origination costs		(1.5)
	50%	$314.2
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the six months ended June 30, 2026.

Recent Accounting Pronouncements

See Note 19 to the condensed consolidated financial statements for information on recently adopted accounting standards and new accounting pronouncements issued.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$34,599	$31,330	$64,016	$51,329
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	40,644	35,386	79,661	71,364
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,328	2,306	4,673	5,166
Impairment charge - consolidated	—	—	—	4,249
FFO	77,571	69,022	148,350	132,108
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	—	—
Allocation of earnings to participating securities	(478)	(408)	(853)	(764)
FFO available to common shareholders (1)	$77,093	$68,614	$147,497	$131,344
Core FFO available to common shareholders (1)	$77,093	$68,614	$147,497	$131,344
FFO available to common shareholders per share - diluted (1)	$0.64	$0.58	$1.23	$1.11
Core FFO available to common shareholders per share - diluted (1)	$0.64	$0.58	$1.23	$1.11

Weighted Average Shares:
Basic weighted average common shares	114,455	112,659	114,347	112,528
Effect of dilutive securities:
Equity awards	1,278	1,464	1,260	1,484
Diluted weighted average common shares (for earnings per share computations)	115,733	114,123	115,607	114,012
Exchangeable operating partnership units	4,678	4,663	4,674	4,669
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	120,411	118,786	120,281	118,681
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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$34,599	$31,330	$64,016	$51,329
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(3,849)	(3,034)	(7,291)	(5,433)
Interest expense	19,427	16,399	38,603	32,171
Other (income) expense	(1,724)	26	(3,631)	(191)
Impairment charge	—	—	—	4,249
Depreciation and amortization	41,975	36,608	82,327	73,754
Other non-property income	(472)	(468)	(353)	(508)
Corporate general and administrative expenses	20,514	18,992	40,665	38,008
Non-cash adjustments (1)	(5,232)	(585)	(7,950)	(579)
Lease termination fees (2)	707	(271)	(1,414)	(721)
Portfolio NOI - Consolidated	105,945	98,997	204,972	192,079
Non-same center NOI - Consolidated	(7,178)	(3,369)	(13,447)	(5,920)
Same Center NOI - Consolidated (3)	$98,767	$95,628	$191,525	$186,159
(1)Non-cash items include straight-line rent, above and below market rent amortization, straight-line rent expense on land leases, and lease incentives.
(2)Lease termination fees includes termination rent income and termination rent expense.
(3)Centers excluded from Same Center NOI:

Center	Date	Event
Cleveland, OH	February 2025	Acquired
Kansas City, KS	September 2025	Acquired
Toledo, OH	May 2026	Acquired
Howell, MI	April 2025	Sold

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

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$34,599	$31,330	$64,016	$51,329
Adjusted to exclude:
Interest expense, net	17,445	16,309	34,626	31,805
Income tax expense (benefit)	321	168	440	262
Depreciation and amortization	41,975	36,608	82,327	73,754
Impairment charge - consolidated	—	—	—	4,249
Adjusted EBITDA	$94,340	$84,415	$181,409	$161,399

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$34,599	$31,330	$64,016	$51,329
Adjusted to exclude:
Interest expense, net	17,445	16,309	34,626	31,805
Income tax expense (benefit)	321	168	440	262
Depreciation and amortization	41,975	36,608	82,327	73,754
Impairment charge - consolidated	—	—	—	4,249
Pro-rata share of interest expense, net - unconsolidated joint ventures	1,964	2,412	3,905	4,546
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,328	2,306	4,673	5,166
Adjusted EBITDAre	$98,632	$89,133	$189,987	$171,111

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2026, approximately 2.8 million square feet, or 20% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of June 30, 2026, we had lease renewals executed or in process for 70% of the space scheduled to expire during 2026 compared to 65% of the space scheduled to expire during 2025 that was executed or in process as of June 30, 2025.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants, a diverse mix of uses and a geographically diverse portfolio of properties across the United States in areas with strong population growth, we believe we reduce our operating and leasing risks. As of June 30, 2026, no one tenant (including affiliates) accounted for more than 7% of our aggregate square feet or 5.2% of our aggregate rental revenues. Additionally, no individual brand represents more than 3% of total annualized base rent.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 96.6% as of both June 30, 2026 and 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection agreements, including interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of June 30, 2026 we had interest rate swap agreements in effect to fix the interest rates on consolidated debt with aggregate notional amounts totaling $461.7 million. In addition, our unconsolidated joint venture in Galveston, Texas has a $60.0 million interest rate swap agreement in place. See Note 7 to the condensed consolidated financial statements for additional details related to our outstanding consolidated derivative instruments.

As of June 30, 2026, none of our outstanding consolidated debt, after taking into account interest rate protection agreements in place on our variable debt, had variable interest rates and therefore was not directly subject to market fluctuations.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loans are based on our three investment-grade credit ratings. As of June 30, 2026, we had no outstanding balances on our unsecured lines of credit. Upgrades to our credit ratings could reduce our interest expense. If our credit ratings downgrade, our interest expense could increase, depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior, unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	June 30, 2026	December 31, 2025
Fair value of debt	$1,834,481	$1,557,810
Recorded value of debt	$1,860,963	$1,596,821

A 100 basis point increase from prevailing interest rates at June 30, 2026 and December 31, 2025 would result in a decrease in fair value of total consolidated debt of approximately $36.5 million and $30.2 million, respectively. Refer to Note 8 to the condensed consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of June 30, 2026, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common shares. During the three months ended June 30, 2026, the Company did not repurchase any of its common shares. The remaining amount authorized to be repurchased under the program as of June 30, 2026 was approximately $180.0 million of common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

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
DATE: August 6, 2026

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