Form 10-Q
period 2026-09-30
TANGER INC.; TANGER PROPERTIES LTD PARTNERSHIP /NC/
filed 2026-11-06
CIK 899715, 1004036

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, there were 114,875,367 common shares of Tanger Inc. outstanding, $0.01 par value.

EXPLANATORY NOTE
This report combines the unaudited quarterly reports on Form 10-Q for the quarter ended September 30, 2026 of Tanger Inc., a North Carolina corporation, and Tanger Properties Limited Partnership, a North Carolina limited partnership. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the context requires.

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

The Company, including Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest. As of September 30, 2026, the Company and its wholly-owned subsidiaries owned 114,879,299 units of the Operating Partnership, and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A and 15,180 Class C common limited partnership units. Each Class A and Class C common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s status as a REIT. Non-Company LPs include entities or individuals that contributed property interests in exchange for Class A common limited partnership units, as well as directors awarded long-term incentive plan units (“LTIP units”) as long-term incentive compensation that have converted into Class C common limited partnership units. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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
The Operating Partnership holds all of the shopping centers and other assets, either directly or through wholly-owned subsidiaries, including the ownership interests in consolidated and unconsolidated joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required through its operations, its incurrence of indebtedness or through the issuance of partnership units.

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

•Debt Guaranteed by the Company and Debt of the Operating Partnership;

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

TANGER INC. AND TANGER PROPERTIES LIMITED PARTNERSHIP

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements of Tanger Inc.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data and per share data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Rental property:
Land	$348,432	$342,203
Buildings, improvements and fixtures	3,473,163	3,360,308
Construction in progress	19,582	18,174
	3,841,177	3,720,685
Accumulated depreciation	(1,616,087)	(1,513,594)
Total rental property, net	2,225,090	2,207,091
Cash and cash equivalents	12,257	18,133
Restricted cash	31,996	35,395
Investments in unconsolidated joint ventures	62,434	64,862
Deferred lease costs and other intangibles, net	108,587	110,669
Operating lease right-of-use assets	82,400	83,497
Prepaids and other assets	147,072	136,335
Total assets	$2,669,836	$2,655,982
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$694,976	$1,043,609
Senior, unsecured exchangeable notes, net	243,562	—
Unsecured term loans, net	544,866	323,978
Mortgages payable, net	178,250	185,234
Unsecured lines of credit	2,000	44,000
Total debt	1,663,654	1,596,821
Accounts payable and accrued expenses	110,772	133,065
Operating lease liabilities	90,369	91,569
Other liabilities	94,320	99,423
Total liabilities	1,959,115	1,920,878
Commitments and contingencies
Equity
Tanger Inc.:
Common shares, $0.01 par value, 300,000,000 shares authorized, 114,879,299 and 115,097,359 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,149	1,151
Paid in capital	1,238,011	1,262,920
Accumulated distributions in excess of net income	(541,021)	(529,239)
Accumulated other comprehensive loss	(15,227)	(28,349)
Equity attributable to Tanger Inc.	682,912	706,483
Equity attributable to noncontrolling interests:
Noncontrolling interests in Operating Partnership	27,809	28,621
Noncontrolling interests in other consolidated partnerships	—	—
Total equity	710,721	735,104
Total liabilities and equity	$2,669,836	$2,655,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$149,054	$137,225	$440,866	$399,945
Management, leasing and other services	2,345	2,507	6,820	7,152
Other revenue	6,319	5,476	16,837	14,168
Total revenues	157,718	145,208	464,523	421,265
Expenses:
Property operating	46,560	43,809	138,766	126,002
General and administrative	20,526	18,614	61,101	56,599
Impairment charge	—	—	—	4,249
Depreciation and amortization	41,946	37,103	124,273	110,857
Total expenses	109,032	99,526	324,140	297,707
Other income (expense):
Interest expense	(19,334)	(16,439)	(57,937)	(48,610)
Other income (expense)	1,707	(116)	5,338	75
Total other income (expense)	(17,627)	(16,555)	(52,599)	(48,535)
Income before equity in earnings of unconsolidated joint ventures	31,059	29,127	87,784	75,023
Equity in earnings of unconsolidated joint ventures	3,968	4,221	11,259	9,654
Net income	35,027	33,348	99,043	84,677
Noncontrolling interests in Operating Partnership	(1,377)	(1,321)	(3,891)	(3,363)
Noncontrolling interests in other consolidated partnerships	—	—	—	—
Net income attributable to Tanger Inc.	$33,650	$32,027	$95,152	$81,314

Basic earnings per common share:
Net income	$0.29	$0.28	$0.83	$0.72
Diluted earnings per common share:
Net income	$0.29	$0.28	$0.82	$0.71
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$35,027	$33,348	$99,043	$84,677
Other comprehensive income (loss):
Foreign currency translation adjustments	117	(372)	(1,319)	976
Change in fair value of cash flow hedges	7,949	(186)	14,978	(2,284)
Other comprehensive income (loss)	8,066	(558)	13,659	(1,308)
Comprehensive income	43,093	32,790	112,702	83,369
Comprehensive income attributable to noncontrolling interests	(1,694)	(1,299)	(4,428)	(3,312)
Comprehensive income attributable to Tanger Inc.	$41,399	$31,491	$108,274	$80,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data, unaudited)

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance June 30, 2025	$1,132	$1,190,344	$(527,896)	$(28,408)	$635,172	$26,170	$—	$661,342
Net income	—	—	32,027	—	32,027	1,321	—	33,348
Other comprehensive loss	—	—	—	(536)	(536)	(22)	—	(558)
Compensation under Incentive Award Plan	—	3,321	—	—	3,321	—	—	3,321
Issuance of 25,400 common shares upon exercise of options	—	315	—	—	315	—	—	315
Issuance of 1,915,762 common shares	19	68,867	—	—	68,886	—	—	68,886
Adjustment for noncontrolling interests in Operating Partnership	—	(2,412)	—	—	(2,412)	2,412	—	—
Common dividends ($0.2925 per share)	—	—	(33,127)	—	(33,127)	—	—	(33,127)
Distributions to noncontrolling interests	—	—	—	—	—	(1,376)	—	(1,376)
Balance, September 30, 2025	$1,151	$1,260,435	$(528,996)	$(28,944)	$703,646	$28,505	$—	$732,151

	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2024	$1,127	$1,190,745	$(511,815)	$(27,687)	$652,370	$27,304	$—	$679,674
Net income	—	—	81,314	—	81,314	3,363	—	84,677
Other comprehensive loss	—	—	—	(1,257)	(1,257)	(51)	—	(1,308)
Compensation under Incentive Award Plan	—	9,653	—	—	9,653	—	—	9,653
Issuance of 31,400 common shares upon exercise of options	—	358	—	—	358	—	—	358
Issuance of 1,915,762 common shares	19	68,867	—	—	68,886	—	—	68,886
Grant of 595,924 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Withholding of 211,605 common shares for employee income taxes	(2)	(7,259)	—	—	(7,261)	—	—	(7,261)
Adjustment for noncontrolling interests in Operating Partnership	—	(1,922)	—	—	(1,922)	1,922	—	—
Exchange of 45,054 Operating Partnership units for 45,054 common shares	1	(1)	—	—	—	—	—	—
Common dividends ($0.86 per share)	—	—	(98,495)	—	(98,495)	—	—	(98,495)
Distributions to noncontrolling interests	—	—	—	—	—	(4,033)	—	(4,033)
Balance, September 30, 2025	$1,151	$1,260,435	$(528,996)	$(28,944)	$703,646	$28,505	$—	$732,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In thousands, except share and per share data, unaudited)
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, June 30, 2026	$1,149	$1,234,523	$(538,728)	$(22,976)	$673,968	$27,445	$—	$701,413
Net income	—	—	33,650	—	33,650	1,377	—	35,027
Other comprehensive income	—	—	—	7,749	7,749	317	—	8,066
Compensation under Incentive Award Plan	—	3,672	—	—	3,672	—	—	3,672
Issuance of 310 common shares upon exercise of options	—	2	—	—	2	—	—	2
Adjustment for noncontrolling interests in Operating Partnership		(186)	—	—	(186)	186	—	—
Common dividends ($0.3125 per share)	—	—	(35,943)	—	(35,943)	—	—	(35,943)
Distributions to noncontrolling interests	—	—	—	—	—	(1,516)	—	(1,516)
Balance, September 30, 2026	$1,149	$1,238,011	$(541,021)	$(15,227)	$682,912	$27,809	$—	$710,721
	Common shares	Paid in capital	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Equity attributable to Tanger Inc.	Noncontrolling interests in Operating Partnership	Noncontrolling interests in other consolidated partnerships	Total equity
Balance, December 31, 2025	$1,151	$1,262,920	$(529,239)	$(28,349)	$706,483	$28,621	$—	$735,104
Net income	—	—	95,152	—	95,152	3,891	—	99,043
Other comprehensive income	—	—	—	13,122	13,122	537	—	13,659
Compensation under Incentive Award Plan	—	11,035	—	—	11,035	—	—	11,035
Issuance of 38,010 common shares upon exercise of options	—	521	—	—	521	—	—	521
Grant of 579,318 restricted common share awards, net of forfeitures	6	(6)	—	—	—	—	—	—
Repurchase of 589,622 common shares, including transaction costs	(6)	(19,994)	—	—	(20,000)	—	—	(20,000)
Capped call transaction premium		(9,025)	—	—	(9,025)	—	—	(9,025)
Withholding of 245,766 common shares for employee income taxes	(2)	(8,272)	—	—	(8,274)	—	—	(8,274)
Adjustment for noncontrolling interests in Operating Partnership	—	832	—	—	832	(832)	—	—
Common dividends ($0.9175 per share)	—	—	(106,934)	—	(106,934)	—	—	(106,934)
Distributions to noncontrolling interests	—	—	—	—	—	(4,408)	—	(4,408)
Balance, September 30, 2026	$1,149	$1,238,011	$(541,021)	$(15,227)	$682,912	$27,809	$—	$710,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$99,043	$84,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,273	110,857
Impairment charge	—	4,249
Amortization of deferred financing costs	3,899	2,801
Equity in earnings of unconsolidated joint ventures	(11,259)	(9,654)
Equity-based compensation expense	10,782	9,471
Amortization of debt (premiums) and discounts, net	(689)	550
Accretion of market rent rate adjustments, net	(3,493)	(185)
Straight-line rent adjustments	(6,206)	(2,069)
Distributions of cumulative earnings from unconsolidated joint ventures	11,341	7,860
Changes in other assets and liabilities:
Other assets	13,354	(3,715)
Accounts payable and accrued expenses	(34,487)	(7,102)
Net cash provided by operating activities	206,558	197,740
INVESTING ACTIVITIES
Additions to rental property	(63,696)	(48,814)
Net proceeds from sale of real estate assets	—	16,634
Acquisition of real estate assets	(61,637)	(182,996)
Proceeds from short-term investments	20,000	—
Additions to short-term investments	(20,000)	—
Additions to non-real estate assets	(4,097)	(4,378)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,501	3,891
Additions to deferred lease costs	(7,817)	(3,306)
Payments for other investing activities	(2,008)	(7,220)
Proceeds from other investing activities	4,052	4,580
Net cash used in investing activities	(131,702)	(221,609)
FINANCING ACTIVITIES
Cash dividends paid	(106,934)	(98,507)
Distributions to noncontrolling interests in Operating Partnership	(4,408)	(4,021)
Proceeds from revolving credit facility	15,000	270,000
Repayments of revolving credit facility	(57,000)	(210,000)
Proceeds from issuance of senior, unsecured exchangeable notes	250,000	—
Proceeds from notes, mortgages and loans	344,857	10,000
Repayments of notes, mortgages and loans	(475,562)	(1,116)
Issuance of common shares, including transaction costs	—	68,886
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,274)	(7,261)
Repurchase of common shares, including transaction costs	(20,000)	—
Additions to deferred financing costs	(12,422)	(544)
Capped call transactions premium	(9,025)	—
Proceeds from exercise of options	521	358
Payment for other financing activities	(861)	(861)
Net cash provided by (used in) financing activities	(84,108)	26,934
Effect of foreign currency rate changes on cash and cash equivalents	(23)	171
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,275)	3,236
Cash, cash equivalents and restricted cash beginning of period	53,528	46,992
Cash, cash equivalents and restricted cash end of period	$44,253	$50,228
The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1 - Financial Statements of Tanger Properties Limited Partnership

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Rental property:
Land	$348,432	$342,203
Buildings, improvements and fixtures	3,473,163	3,360,308
Construction in progress	19,582	18,174
	3,841,177	3,720,685
Accumulated depreciation	(1,616,087)	(1,513,594)
Total rental property, net	2,225,090	2,207,091
Cash and cash equivalents	12,091	17,893
Restricted cash	31,996	35,395
Investments in unconsolidated joint ventures	62,434	64,862
Deferred lease costs and other intangibles, net	108,587	110,669
Operating lease right-of-use assets	82,400	83,497
Prepaids and other assets	147,286	136,048
Total assets	$2,669,884	$2,655,455
Liabilities and Equity
Liabilities
Debt:
Senior, unsecured notes, net	$694,976	$1,043,609
Senior, unsecured exchangeable notes, net	243,562	—
Unsecured term loans, net	544,866	323,978
Mortgages payable, net	178,250	185,234
Unsecured lines of credit	2,000	44,000
Total debt	1,663,654	1,596,821
Accounts payable and accrued expenses	110,820	132,538
Operating lease liabilities	90,369	91,569
Other liabilities	94,320	99,423
Total liabilities	1,959,163	1,920,351
Commitments and contingencies
Equity
Partners’ Equity:
General partner, 1,250,000 and 1,250,000 units outstanding at September 30, 2026 and December 31, 2025, respectively	8,790	8,906
Limited partners, 4,662,904 and 4,662,904 Class A common units, 113,629,299 and 113,847,359 Class B common units, and 15,180 and 0 Class C common units outstanding at September 30, 2026 and December 31, 2025, respectively	718,095	756,021
Accumulated other comprehensive loss	(16,164)	(29,823)
Total partners’ equity	710,721	735,104
Noncontrolling interests in consolidated partnerships	—	—
Total equity	710,721	735,104
Total liabilities and equity	$2,669,884	$2,655,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$149,054	$137,225	$440,866	$399,945
Management, leasing and other services	2,345	2,507	6,820	7,152
Other revenue	6,319	5,476	16,837	14,168
Total revenues	157,718	145,208	464,523	421,265
Expenses:
Property operating	46,560	43,809	138,766	126,002
General and administrative	20,526	18,614	61,101	56,599
Impairment charge	—	—	—	4,249
Depreciation and amortization	41,946	37,103	124,273	110,857
Total expenses	109,032	99,526	324,140	297,707
Other income (expense):
Interest expense	(19,334)	(16,439)	(57,937)	(48,610)
Other income (expense)	1,707	(116)	5,338	75
Total other income (expense)	(17,627)	(16,555)	(52,599)	(48,535)
Income before equity in earnings of unconsolidated joint ventures	31,059	29,127	87,784	75,023
Equity in earnings of unconsolidated joint ventures	3,968	4,221	11,259	9,654
Net income	35,027	33,348	99,043	84,677
Noncontrolling interests in consolidated partnerships	—	—	—	—
Net income available to partners	35,027	33,348	99,043	84,677
Net income available to limited partners	34,663	32,998	98,013	83,786
Net income available to general partner	$364	$350	$1,030	$891

Basic earnings per common unit:
Net income	$0.29	$0.28	$0.83	$0.72
Diluted earnings per common unit:
Net income	$0.29	$0.28	$0.82	$0.71
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$35,027	$33,348	$99,043	$84,677
Other comprehensive income (loss):
Foreign currency translation adjustments	117	(372)	(1,319)	976
Changes in fair value of cash flow hedges	7,949	(186)	14,978	(2,284)
Other comprehensive income (loss)	8,066	(558)	13,659	(1,308)
Comprehensive income	43,093	32,790	112,702	83,369
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	—	—	—
Comprehensive income attributable to the Operating Partnership	$43,093	$32,790	$112,702	$83,369
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except unit data and per unit data, unaudited)

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2025	$8,925	$682,297	$(29,880)	$661,342	$—	$661,342
Net income	350	32,998	—	33,348	—	33,348
Other comprehensive loss	—	—	(558)	(558)	—	(558)
Compensation under Incentive Award Plan	—	3,321	—	3,321	—	3,321
Issuance of 25,400 common units upon exercise of options	—	315	—	315	—	315
Issuance of 1,915,762 limited partner units	—	68,886	—	68,886	—	68,886
Common distributions ($0.2925 per unit)	(366)	(34,137)	—	(34,503)	—	(34,503)
Balance, September 30, 2025	$8,909	$753,680	$(30,438)	$732,151	$—	$732,151

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2024	$9,094	$699,710	$(29,130)	$679,674	$—	$679,674
Net income	891	83,786	—	84,677	—	84,677
Other comprehensive loss	—	—	(1,308)	(1,308)	—	(1,308)
Compensation under Incentive Award Plan	—	9,653	—	9,653	—	9,653
Issuance of 31,400 common units upon exercise of options	—	358	—	358	—	358
Issuance of 1,915,762 limited partner units	—	68,886	—	68,886	—	68,886
Grant of 595,924 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Withholding of 211,605 common units for employee income taxes	—	(7,261)	—	(7,261)	—	(7,261)
Common distributions ($0.86 per unit)	(1,076)	(101,452)	—	(102,528)	—	(102,528)
Balance, September 30, 2025	$8,909	$753,680	$(30,438)	$732,151	$—	$732,151

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, June 30, 2026	$8,816	$716,827	$(24,230)	$701,413	$—	$701,413
Net income	364	34,663	—	35,027	—	35,027
Other comprehensive income	—	—	8,066	8,066	—	8,066
Compensation under Incentive Award Plan	—	3,672	—	3,672	—	3,672
Issuance of 310 common units upon exercise of options	—	2	—	2	—	2
Common distributions ($0.3125 per unit)	(390)	(37,069)	—	(37,459)	—	(37,459)
Balance, September 30, 2026	$8,790	$718,095	$(16,164)	$710,721	$—	$710,721

	General partner	Limited partners	Accumulated other comprehensive loss	Total partners’ equity	Noncontrolling interests in consolidated partnerships	Total equity
Balance, December 31, 2025	$8,906	$756,021	$(29,823)	$735,104	$—	$735,104
Net income	1,030	98,013	—	99,043	—	99,043
Other comprehensive income	—	—	13,659	13,659	—	13,659
Compensation under Incentive Award Plan	—	11,035	—	11,035	—	11,035
Repurchase of 589,622 common units, including transaction costs	—	(20,000)	—	(20,000)	—	(20,000)
Capped call transaction premium	—	(9,025)	—	(9,025)	—	(9,025)
Issuance of 38,010 common units upon exercise of options	—	521	—	521	—	521
Grant of 579,318 restricted common share awards by the Company, net of forfeitures	—	—	—	—	—	—
Issuance of 15,180 Class C common limited partnership units upon conversion of Basic LTIP units	—	—	—	—	—	—
Withholding of 245,766 common units for employee income taxes	—	(8,274)	—	(8,274)	—	(8,274)
Common distributions ($0.9175 per unit)	(1,146)	(110,196)	—	(111,342)	—	(111,342)
Balance, September 30, 2026	$8,790	$718,095	$(16,164)	$710,721	$—	$710,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$99,043	$84,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,273	110,857
Impairment charge	—	4,249
Amortization of deferred financing costs	3,899	2,801
Equity in earnings of unconsolidated joint ventures	(11,259)	(9,654)
Equity-based compensation expense	10,782	9,471
Amortization of debt (premiums) and discounts, net	(689)	550
Accretion of market rent rate adjustments, net	(3,493)	(185)
Straight-line rent adjustments	(6,206)	(2,069)
Distributions of cumulative earnings from unconsolidated joint ventures	11,341	7,860
Changes in other assets and liabilities:
Other assets	12,854	(3,777)
Accounts payable and accrued expenses	(33,913)	(7,016)
Net cash provided by operating activities	206,632	197,764
INVESTING ACTIVITIES
Additions to rental property	(63,696)	(48,814)
Acquisitions of real estate assets	(61,637)	(182,996)
Net proceeds from sale of assets	—	16,634
Additions to short-term investments	(20,000)	—
Proceeds from short-term investments	20,000	—
Additions to non-real estate assets	(4,097)	(4,378)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,501	3,891
Additions to deferred lease costs	(7,817)	(3,306)
Payments for other investing activities	(2,008)	(7,220)
Proceeds from other investing activities	4,052	4,580
Net cash used in investing activities	(131,702)	(221,609)
FINANCING ACTIVITIES
Cash distributions paid	(111,342)	(102,528)
Proceeds from revolving credit facility	15,000	270,000
Repayments of revolving credit facility	(57,000)	(210,000)
Proceeds from issuance of senior, unsecured exchangeable notes	250,000	—
Proceeds from notes, mortgages and loans	344,857	10,000
Repayments of notes, mortgages and loans	(475,562)	(1,116)
Issuance of units, including transaction costs	—	68,886
Employee income taxes paid related to shares withheld upon vesting of equity awards	(8,274)	(7,261)
Repurchase of common units, including transaction costs	(20,000)	—
Capped call transactions premium	(9,025)	—
Additions to deferred financing costs	(12,422)	(544)
Proceeds from exercise of options	521	358
Payment for other financing activities	(861)	(861)
Net cash provided by (used in) financing activities	(84,108)	26,934
Effect of foreign currency on cash and cash equivalents	(23)	171
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,201)	3,260
Cash, cash equivalents and restricted cash beginning of period	53,288	46,700
Cash, cash equivalents and restricted cash end of period	$44,087	$49,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGER INC. AND SUBSIDIARIES
TANGER PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tanger Inc. and its subsidiaries, which we refer to as the Company, is one of the leading owners and operators of outlet and other open-air retail destinations in the United States and Canada. We are a fully-integrated, self-administered and self-managed real estate investment trust, which, through our controlling interest in Tanger Properties Limited Partnership and its subsidiaries, which we refer to as the Operating Partnership, focuses on developing, acquiring, owning, operating and managing outlet and other open-air retail centers. As of September 30, 2026, we owned and operated 31 consolidated outlet centers and four open-air lifestyle centers, with a total gross leasable area of approximately 14.3 million square feet, which were 97.2% occupied and contained over 2,600 stores representing approximately 700 store brands. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. The portfolio also includes one managed center, totaling approximately 457,000 square feet. Each of our centers, except one joint venture center, features the Tanger brand name. All references to gross leasable area, square feet, occupancy, stores and store brands contained in the notes to the condensed consolidated financial statements are unaudited.

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

The Company, including its wholly-owned subsidiary, Tanger LP Trust, owns the majority of the units of partnership interest issued by the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. Tanger LP Trust holds a limited partnership interest in the Operating Partnership. As of September 30, 2026, the Company and its wholly-owned subsidiaries owned 114,879,299 units of the Operating Partnership, and other limited partners (the “Non-Company LPs”) collectively owned 4,662,904 Class A and 15,180 Class C common limited partnership units. Each Class A and Class C common limited partnership unit held by the Non-Company LPs is exchangeable for one of the Company’s common shares, subject to certain limitations to preserve the Company’s REIT status. Non-Company LPs include entities or individuals that contributed property interests in exchange for Class A common limited partnership units, as well as directors awarded long-term incentive plan units (“LTIP units”) as long-term incentive compensation that have converted into Class C common limited partnership units. Class B common limited partnership units of the Operating Partnership, which are held by Tanger LP Trust, are not exchangeable for common shares of the Company.

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

Accounts Receivable

Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are written-off as an adjustment to rental revenue. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends, including discussions with tenants for potential lease amendments. Our estimate of the collectability of accrued rents and accounts receivable is based on the best information available to us at the time of preparing the financial statements. Straight-line rent adjustments recorded as a receivable in prepaids and other assets on the condensed consolidated balance sheets were approximately $58.6 million and $52.4 million as of September 30, 2026 and December 31, 2025, respectively.

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

Due to the financial impacts from the COVID-19 pandemic, we began performing the above-described procedures on our Atlantic City, New Jersey center in 2020. While the center’s performance has improved since that time, we have continued to perform those procedures and concluded each quarter that the carrying amount of the asset was recoverable. We evaluate different holding period scenarios and apply probabilities to those scenarios to determine an average holding period of 9 years. Management has the intent, and we have the ability, to hold the property for at least this period, and we believe this period is reasonable based on the center’s performance and our history of being a long-term owner and operator of our centers. We believe the carrying value is recoverable because in our models the sum of the estimated future undiscounted cash flows, $50.1 million, and the estimated potential disposition proceeds of the sale of the center, $65.1 million (in aggregate totaling $115.2 million) exceeds the carrying value of $100.1 million by $15.1 million. The recorded carrying amount includes intangible lease costs from our 2011 acquisition of the center.

We continue to monitor facts and circumstances and events in future periods that could affect inputs such as the expected holding period, operating cash flow forecasts and capitalization rates, utilized to determine whether an impairment charge is necessary. We can provide no assurance that material impairment charges with respect to our properties will not occur in future periods.

Exchangeable Notes

In January 2026, we issued $250.0 million aggregate principal amount of 2.375% Exchangeable Senior Notes due 2031 (the “Exchangeable Notes”) in a private placement (the “Exchangeable Notes Offering”). The Exchangeable Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Operating Partnership. We account for the Exchangeable Notes in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. The exchange feature embedded with the Exchangeable Notes is eligible for an exception from derivative accounting because it is indexed to the Company’s common shares. The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. As such, the exchange feature embedded within the Exchangeable Notes meets the equity classification under ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity, therefore, the exchange feature is not bifurcated.

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

3. Rental Property Acquisitions

2026 Acquisitions

Toledo, Ohio

In May 2026, we purchased The Town Center at Levis Commons in Toledo, OH, an approximately 300,000-square-foot, open-air lifestyle center for approximately $60.0 million using cash on hand. We accounted for the transaction as an asset acquisition and additionally capitalized approximately $753,000 in transaction costs, which was included in the total purchase price.

The assets acquired were recorded at relative fair value as determined by management, with the assistance of third-party valuation specialists, based on information available at the acquisition date and on current assumptions as to future operations. The consideration transferred to complete this rental property acquisition and the purchase price allocation amongst the identifiable assets acquired and liabilities assumed were as follows:

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

4. Investments in Unconsolidated Real Estate Joint Ventures

The equity method of accounting is used to account for each of the individual joint ventures. We have an ownership interest in the following unconsolidated real estate joint ventures:

As of September 30, 2026
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$62.4	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(19.9)	$94.4
National Harbor(2)	National Harbor, MD	50.0%	341	(12.7)	89.0
Galveston/Houston (2)	Texas City, TX	50.0%	353	(13.1)	59.4
Columbus(2)	Columbus, OH	50.0%	355	(7.3)	70.6
		50.0%	1,448	$(53.0)	$313.4

As of December 31, 2025
Joint Venture	Center Location	Ownership %	Square Feet (in 000’s)	Carrying Value of Investment (in millions)	Total Joint Venture Debt, Net (in millions)(1)
Investments included in investments in unconsolidated joint ventures:
RioCan Canada	Ontario, Canada	50.0%	665	$64.9	—

Investments included in other liabilities:
Charlotte(2)	Charlotte, NC	50.0%	399	(20.5)	$95.8
National Harbor(2)	National Harbor, MD	50.0%	341	(12.0)	90.2
Galveston/Houston(2)	Texas City, TX	50.0%	353	(13.3)	59.2
Columbus(2)	Columbus, OH	50.0%	355	(6.1)	70.5
		50.0%	1,448	$(51.9)	$315.7
(1)Net of debt origination costs of $1.4 million as of September 30, 2026 and $1.7 million as of December 31, 2025.
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

Fees we received for various services provided to our unconsolidated joint ventures were recognized in management, leasing and other services as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Fee:
Management and marketing	$611	$610	$1,804	$1,749
Leasing and other fees	125	143	239	277
Expense reimbursements from unconsolidated joint ventures	1,275	1,388	3,727	3,928
Total fees	$2,011	$2,141	$5,770	$5,954

Our investments in real estate joint ventures are reduced by the percentage of the profits earned for leasing and development services associated with our ownership interest in each joint venture. Our carrying value of investments in unconsolidated joint ventures differs from our share of the assets reported in the “Condensed Combined Balance Sheets - Unconsolidated Joint Ventures” shown below due to adjustments to the book basis, including intercompany profits on sales of services that are capitalized by the unconsolidated joint ventures. The differences in basis (totaling $3.6 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively) are amortized over the various useful lives of the related assets.

Condensed combined summary financial information of unconsolidated joint ventures accounted for using the equity method is as follows (in thousands):

Condensed Combined Balance Sheets - Unconsolidated Joint Ventures

	September 30, 2026	December 31, 2025
Assets
Land	$78,981	$79,571
Buildings, improvements and fixtures	467,310	471,946
Construction in progress	853	1,125
	547,144	552,642
Accumulated depreciation	(241,754)	(233,933)
Total rental property, net	305,390	318,709
Cash and cash equivalents	15,832	19,369
Deferred lease costs and other intangibles, net	2,619	2,699
Prepaids and other assets	14,114	12,034
Total assets	$337,955	$352,811
Liabilities and Owners’ Equity
Mortgages payable, net	$313,356	$315,747
Accounts payable and other liabilities	12,178	15,844
Total liabilities	325,534	331,591
Owners’ equity	12,421	21,220
Total liabilities and owners’ equity	$337,955	$352,811

	Three months ended		Nine months ended
Condensed Combined Statements of Operations - Unconsolidated Joint Ventures	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$25,891	$25,921	$76,500	$74,133
Expenses:
Property operating	9,479	9,223	28,329	27,219
General and administrative	21	16	49	38
Depreciation and amortization	4,525	4,657	13,868	14,941
Total expenses	14,025	13,896	42,246	42,198
Other income (expense):
Interest expense	(4,045)	(4,081)	(12,104)	(13,432)
Other income	118	145	367	405
Total other expense	(3,927)	(3,936)	(11,737)	(13,027)
Net income	$7,939	$8,089	$22,517	$18,908
The Company and Operating Partnership’s share of:
Net income	$3,968	$4,221	$11,259	$9,654
Depreciation and amortization (real estate related)	$2,264	$2,292	$6,937	$7,458

5. Debt Guaranteed by the Company

All of the Company’s debt is incurred by the Operating Partnership and its consolidated subsidiaries.

The Company guarantees the Operating Partnership’s obligations with respect to its unsecured lines of credit, which have a total borrowing capacity of $620.0 million, of which $618.0 million remains available as of September 30, 2026. The Company also guarantees the Operating Partnership’s $550.0 million unsecured term loans and the Operating Partnership’s $250.0 million senior, unsecured exchangeable notes.

The Operating Partnership had the following principal amounts outstanding on the debt guaranteed by the Company (in thousands):

	As of
	September 30, 2026	December 31, 2025
Unsecured lines of credit	$2,000	$44,000
Senior, unsecured exchangeable notes	$250,000	$—
Unsecured term loans	$550,000	$325,000

6. Debt of the Operating Partnership

The debt of the Operating Partnership consisted of the following (in thousands):

						As of		As of
						September 30, 2026		December 31, 2025
	Stated Interest Rate(s)		Effective Rate (1)	Maturity Date	Maturity Date With Extension Option	Principal	Book Value(2)	Principal	Book Value(2)

Senior, unsecured notes:
Senior notes	3.125%		3.2%	Sept. 2026		$—	$—	$350,000	$349,631
Senior notes	3.875%		3.9%	July 2027		300,000	299,685	300,000	299,370
Senior notes	2.750%		2.9%	Sept. 2031		400,000	395,291	400,000	394,608

Senior, unsecured exchangeable notes:
Exchangeable senior notes	2.375%		2.4%	Jan. 2031		250,000	243,562	—	—

Unsecured term loans:
Unsecured term loan (3)	SOFR+	0.95%	4.7%	Dec. 2030		350,000	346,745	325,000	323,978
Unsecured term loan (3)	SOFR+	1.25%	4.9%	Jan. 2033		200,000	198,121	—	—

Mortgages payable:
Atlantic City (4) (5)	6.44%			Dec. 2026		—	—	5,705	5,760
Kansas City (5)	7.57%		6.0%	Nov. 2027		115,000	116,990	115,000	118,317
Southaven (3) (6)	SOFR+	2.00%	5.5%	April 2030		61,700	61,260	61,700	61,157

Unsecured lines of credit	SOFR+	0.85%	4.7%	April 2028	April 2029	2,000	2,000	44,000	44,000
Total						$1,678,700	$1,663,654	$1,601,405	$1,596,821
(1)Includes the impact of discounts and premiums, mark-to-market adjustments for mortgages assumed in conjunction with property acquisitions and interest rate swap agreements, as applicable.
(2)Includes premiums, discounts and unamortized debt origination costs. These costs were $15.0 million and $4.6 million as of September 30, 2026 and December 31, 2025, respectively. This excludes $4.4 million and $5.7 million of unamortized debt origination costs related to the unsecured lines of credit at September 30, 2026 and December 31, 2025, respectively, recorded in prepaids and other assets in the condensed consolidated balance sheet.
(3)We have entered into various interest rate swap agreements to effectively fix variable interest costs (see Note 7).
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

Certain of our properties, which had an aggregate net book value of approximately $166.5 million at September 30, 2026, serve as collateral for mortgages payable. As of September 30, 2026, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million, consisting of a $20.0 million liquidity line and a $600.0 million syndicated line. As of September 30, 2026, $2.0 million was outstanding under the unsecured lines of credit. The borrowing capacity under the syndicated line may be increased to up to $1.2 billion through an accordion feature in certain circumstances.

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

In connection with the Exchangeable Notes Offering, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the common shares, if any, deliverable upon exchange of the Exchangeable Notes. In February 2026, the Company registered the resale of the common shares offered under a prospectus supplement pursuant to contractual obligations under the registration rights agreement. Further, we agreed in the registration rights agreement to use commercially reasonable efforts to keep the shelf registration statement or resale prospectus effective to and including the earlier of (1) the 50th trading day immediately following the maturity date for the Exchangeable Notes (subject to extension for any suspension of the effectiveness of the registration during such 50-trading day period immediately following the maturity date for the Exchangeable Notes) and (2) the 50th trading day immediately following the date on which (i) there are no longer outstanding any Exchangeable Notes or (ii) there are no common shares delivered or deliverable upon exchange thereof that would be “restricted securities" (within the meaning of Rule 144 under the Securities Act). If the Operating Partnership does not fulfill certain of its obligations under the registration rights agreement (a "Registration Default"), the Operating Partnership will be required to pay additional interest to holders of the Exchangeable Notes. If a holder of the Exchangeable Notes exchanges some or all of its Exchangeable Notes, such holder will not be entitled to additional interest with respect to the notes so exchanged. However, if such holder exchanges some or all of its Exchangeable Notes when there exists a Registration Default, the Operating Partnership will increase the applicable exchange rate by 3% for each $1,000 principal amount of notes so exchanged instead of paying any additional interest. We account for such additional interest amounts as contingent obligations in accordance with ASC Subtopic 825-20: Financial Instrument - Registration Payment Arrangements, which are measured separately in accordance with ASC Subtopic 450-20: Loss Contingencies. Because payment of such additional interest amounts is not probable as of September 30, 2026, they have not been recognized or included in the allocation of the proceeds from Exchangeable Notes as of September 30, 2026.

Unsecured Term Loans
In January 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (as amended, the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan" and, together with the 2030 Term Loan, the “Term Loans”). At closing, we drew an incremental $75.0 million under the Term Loans. During the third quarter of 2026, we borrowed an additional $150.0 million under the Term Loans, bringing our total outstanding amount under the Term Loans to $550.0 million as of September 30, 2026. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

Unsecured Lines of Credit
The unsecured lines of credit and senior, unsecured notes include covenants that require the maintenance of certain ratios, including debt service coverage and leverage, and limit the payment of dividends such that dividends and distributions will not exceed FFO, as defined in the agreements, for the prior fiscal year on an annual basis or 95% of FFO on a cumulative basis. As of September 30, 2026, we believe we were in compliance with all of our debt covenants.

Debt Maturities

Maturities and principal amortization of the existing long-term debt as of September 30, 2026 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2026	$—
2027	415,000
2028 (1)	2,000
2029	—
2030	411,700
Thereafter	850,000
Subtotal	1,678,700
Net discount and debt origination costs	(15,046)
Total	$1,663,654
(1)Excludes the two six-month extension options on our $620.0 million unsecured lines of credit, under which $2.0 million was outstanding as of September 30, 2026. If the extension options are exercised, the debt maturity dates would be extended to 2029.

We have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash and short-term investments, our availability under our unsecured lines of credit, ongoing relationships with certain financial institutions, our ability to sell debt or issue equity subject to market conditions, and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

7. Derivative Financial Instruments

The following table summarizes the terms and fair values of our derivative financial instruments, as well as their classifications within the condensed consolidated balance sheets (notional amounts and fair values in thousands):

				Fair Value
Maturity Date	Notional Amount	Bank Pay Rate	Company Fixed Pay Rate	September 30, 2026	December 31, 2025
Assets (Liabilities)(1):

February 2026	$75,000	Daily SOFR	3.5%	$—	$22
August 2026	75,000	Daily SOFR	3.7%	—	(80)

In place at September 30, 2026:
January 2027	175,000	Daily SOFR	4.2%	(90)	(1,358)
October 2027	50,000	Daily SOFR	3.1%	638	6
April 2028	100,000	Daily SOFR	3.3%	1,914	(78)
October 2029	75,000	Daily SOFR	3.4%	2,763	(25)
April 2031	25,000	Daily SOFR	3.5%	1,172	—
	$425,000		3.7%
Secured Mortgage Debt
In place at September 30, 2026:
April 2029	$61,700	Daily SOFR	3.5%	1,707	(417)
Total				$8,104	$(1,930)

Forward Starting Derivatives
Forward-starting in January 2027:
December 2028	50,000	Daily SOFR	3.2%	1,370	—
April 2029	25,000	Daily SOFR	3.1%	886	—
September 2030	50,000	Daily SOFR	3.8%	1,621	—
Total	$125,000		3.4%	$3,877	$—
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

The following table represents the effect of the derivative financial instruments on the accompanying condensed consolidated financial statements (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest Rate Swaps (Effective Portion):
Amount of gain (loss) recognized in other comprehensive income (loss)	$7,949	$(186)	$14,978	$(2,284)

8. Fair Value Measurements

Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are defined as follows:

Tier	Description
Level 1	Observable inputs such as quoted prices in active markets
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Fair Value Measurements on a Recurring Basis

The following table sets forth our assets and liabilities that are measured at fair value within the fair value hierarchy (in thousands):

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of September 30, 2026:
Assets:
Interest rate swaps (prepaids and other assets)	$12,095	—	$12,095	$—
Total assets	$12,095	$—	$12,095	$—

Liabilities:
Interest rate swaps (other liabilities)	$(114)	$—	$(114)	$—
Total liabilities	$(114)	$—	$(114)	$—

		Level 1	Level 2	Level 3
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
	Total
Fair value as of December 31, 2025:
Asset:
Interest rate swaps (prepaids and other assets)	$159	$—	$159	$—
Total assets	$159	$—	$159	$—

Liabilities:
Interest rate swaps (other liabilities)	$(2,088)	$—	$(2,088)	$—
Total liabilities	$(2,088)	$—	$(2,088)	$—

The fair value of interest rate swaps is estimated using Level 2 inputs based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third-party proprietary models based on well-recognized financial principles including counterparty risks, credit spreads and interest rate projections, as well as reasonable estimates about relevant future market conditions.

Other Fair Value Disclosures

The estimated fair value within the fair value hierarchy and recorded value of our debt consisting of senior, unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2026	December 31, 2025
Level 1 Quoted Prices in Active Markets for Identical Assets or Liabilities	$—	$—
Level 2 Significant Observable Inputs	891,309	1,004,896
Level 3 Significant Unobservable Inputs	730,439	552,914
Total fair value of debt	$1,621,748	$1,557,810

Recorded value of debt	$1,663,654	$1,596,821

Our senior, unsecured notes are publicly-traded, which provides quoted market rates. However, due to the limited trading volume of these notes, we have classified these instruments as Level 2 in the fair value hierarchy. Our Exchangeable Notes are not publicly-traded, and are classified as Level 2 in the fair value hierarchy given observable inputs such as quoted prices in active markets for similar liabilities or other inputs using observable market data. Valuations are based on expected future payments discounted at risk-adjusted and quoted market prices. Our other debt, including our unsecured term loans and secured mortgage debt, are classified as Level 3 in the fair value hierarchy given the unobservable inputs utilized in the valuation. Our unsecured term loan, unsecured lines of credit and variable interest rate mortgages are all SOFR based instruments. When selecting the discount rates for purposes of estimating the fair value of these instruments, we evaluated the original credit spreads and do not believe that the use of them differs materially from current credit spreads for similar instruments and therefore the recorded values of these debt instruments are considered their fair value.

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

At-the-Market Offering

In February 2026, the Company and the Operating Partnership filed an automatic shelf registration statement on Form S-3 (File No. 333-293804) (the “Universal Registration Statement”) with the SEC, which became effective automatically upon filing. In connection with the filing of the Universal Registration Statement, on February 26, 2026, the Company also filed a new prospectus supplement with the SEC to the base prospectus, contained in the Universal Registration Statement, which relates to the Company’s at-the-market stock offering (“ATM Offering”) program. Substantially concurrent with the Company’s and the Operating Partnership’s entry into the 2026 Sales Agreement (as defined below), the Company terminated its existing ATM Equity Offering Sales Agreement, among the Company, the Operating Partnership and the agents party thereto (the “2025 Sales Agreement”), in accordance with the terms of the 2025 Sales Agreement.

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

We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate expenses. As of September 30, 2026, we had approximately $375.7 million remaining available for sales of shares under the ATM Offering program. There were no sales of our common shares under the ATM Offering program during the first three quarters of 2025, or during the first or third quarter of 2026. During the second quarter of 2026, certain common shares were sold under the ATM Offering program pursuant to forward sale agreements, as described under “Forward Sale Agreements below.

Forward Sale Agreements

In June 2026, we sold an aggregate of 600,000 common shares under the ATM Offering program which were subject to forward sale agreements, for an estimated gross value of $24.3 million based on the initial forward sale price of $40.50 per common share. Shares can be settled at any time during the 15 months from the date of entry into the applicable forward sale agreement, unless otherwise extended. We did not receive any proceeds from the sale of these common shares, which were sold to underwriters by forward purchasers or their respective affiliates, at the time we entered into each of the respective forward sale agreements and will not receive any proceeds until settlement. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

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

The Company did not repurchase any common shares during the three months ended September 30, 2026. The Company repurchased 589,622 common shares for a total cost of approximately $20.0 million, including transaction costs, during the nine months ended September 30, 2026. The Company did not repurchase any common shares during the three or nine months ended September 30, 2025. The remaining amount of common shares authorized to be repurchased under the share repurchase program as of September 30, 2026 was approximately $180.0 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2026 to July 31, 2026	—	$—	—	$180.0
August 1, 2026 to August 31, 2026	—	—	—	180.0
September 1, 2026 to September 30, 2026	—	—	—	180.0
Total	—	$—	—	$180.0

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

The following table sets forth the changes in outstanding partnership units for the three and nine months ended September 30, 2026 and September 30, 2025:

		Limited Partnership Units
	General Partnership Units	Class A	Class B	Class C	Total
Balance June 30, 2025	1,250,000	4,662,904	111,924,006	—	116,586,910
Options exercised	—	—	25,400	—	25,400
Settlement of Forward Equity Sale Agreements	—	—	1,915,762	—	1,915,762
Balance September 30, 2025	1,250,000	4,662,904	113,865,168	—	118,528,072

Balance December 31, 2024	1,250,000	4,707,958	111,488,633	—	116,196,591
Options exercised	—	—	31,400	—	31,400
Grant of restricted common share awards by the Company, net of forfeitures	—	—	595,924	—	595,924
Exchange of Class A limited partnership units	—	(45,054)	45,054	—	—
Settlement of Forward Equity Sale Agreements	—	—	1,915,762	—	1,915,762
Units withheld for employee income taxes	—	—	(211,605)	—	(211,605)
Balance September 30, 2025	1,250,000	4,662,904	113,865,168	—	118,528,072

Balance June 30, 2026	1,250,000	4,662,904	113,628,989	15,180	118,307,073
Options exercised	—	—	310	—	310
Balance September 30, 2026	1,250,000	4,662,904	113,629,299	15,180	118,307,383

Balance December 31, 2025	1,250,000	4,662,904	113,847,359	—	118,510,263
Options exercised	—	—	38,010	—	38,010
Issuance of Class C limited partnership units upon conversion of Basic LTIP units (1)	—	—	—	15,180	15,180
Grant of restricted common share awards by the Company, net of forfeitures	—	—	579,318	—	579,318
Repurchase of common units	—	—	(589,622)	—	(589,622)
Units withheld for employee income taxes	—	—	(245,766)	—	(245,766)
Balance September 30, 2026	1,250,000	4,662,904	113,629,299	15,180	118,307,383
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

11. Earnings Per Share of the Company

The following table sets forth a reconciliation of the numerators and denominators in computing the Company’s earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Tanger Inc.	$33,650	$32,027	$95,152	$81,314
Less allocation of earnings to participating securities	(260)	(224)	(727)	(651)
Net income available to common shareholders of Tanger Inc.	$33,390	$31,803	$94,425	$80,663
Denominator:
Basic weighted average common shares	114,458	113,005	114,384	112,689
Effect of dilutive securities:
Equity awards	1,349	1,564	1,304	1,539
Diluted weighted average common shares	115,807	114,569	115,688	114,228
Basic earnings per common share:
Net income	$0.29	$0.28	$0.83	$0.72
Diluted earnings per common share:
Net income	$0.29	$0.28	$0.82	$0.71

We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average common shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common shares and are included in earnings per share if the effect is dilutive using the treasury stock method and the common shares would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2026, approximately 94,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and nine months ended September 30, 2025, approximately 99,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common shares is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common shares at the average market price during the period. For the three and nine months ended September 30, 2026 and September 30, 2025, no options were excluded from the computation.

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

The Exchangeable Notes are evaluated for dilution using the if‑converted method. For the three and nine months ended September 30, 2026, the Exchangeable Notes were anti‑dilutive and therefore excluded from diluted earnings per common share.

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

12. Earnings Per Unit of the Operating Partnership

The following table sets forth a reconciliation of the numerators and denominators in computing earnings per unit (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to partners of the Operating Partnership	$35,027	$33,348	$99,043	$84,677
Less allocation of earnings to participating securities	(260)	(224)	(727)	(651)
Net income available to common unitholders of the Operating Partnership	$34,767	$33,124	$98,316	$84,026
Denominator:
Basic weighted average common units	119,136	117,668	119,060	117,356
Effect of dilutive securities:
Equity awards	1,349	1,564	1,304	1,539
Diluted weighted average common units	120,485	119,232	120,364	118,895
Basic earnings per common unit:
Net income	$0.29	$0.28	$0.83	$0.72
Diluted earnings per common unit:
Net income	$0.29	$0.28	$0.82	$0.71

We determine diluted earnings per common unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Notional units granted under our equity compensation plan are considered contingently issuable common units and are included in earnings per unit if the effect is dilutive using the treasury stock method and the common units would be issuable if the end of the reporting period were the end of the contingency period. For the three and nine months ended September 30, 2026, approximately 94,000 notional units were excluded from the computation because these notional units either would not have been issuable if the end of the reporting period were the end of the contingency period or because they were anti-dilutive. For the three and nine months ended September 30, 2025, approximately 99,000 notional units were excluded from the computation.

With respect to outstanding options, the effect of dilutive common units is determined using the treasury stock method, whereby outstanding options are assumed exercised at the beginning of the reporting period and the exercise proceeds from such options and the average measured but unrecognized compensation cost during the period are assumed to be used to repurchase our common units at the average market price during the period. The market price of a common unit is considered to be equivalent to the market price of a Company common share. For the three and nine months ended September 30, 2026 and September 30, 2025, no options were excluded from the computation.

The Exchangeable Notes are evaluated for dilution using the if‑converted method. For the three and nine months ended September 30, 2026, the Exchangeable Notes were anti‑dilutive and therefore excluded from diluted earnings per common unit.

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

We recorded equity-based compensation expense in general and administrative expenses in our condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted common shares and time-based LTIP units	$1,976	$1,814	$6,039	$5,357
Performance-based notional unit awards and performance-based LTIP awards	1,525	1,359	4,513	3,857
Options	78	85	230	257
Total equity-based compensation	$3,579	$3,258	$10,782	$9,471

Equity-based compensation expense capitalized as a part of rental property and deferred lease costs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Equity-based compensation expense capitalized	$93	$63	$253	$182

Restricted Common Share Awards

During February 2026, the Company granted to its executive officers and non-employee directors approximately 100,000 and 16,000 restricted common shares, respectively. The grant date fair value of the awards was $33.61 per share. During June 2026, the Company granted approximately 2,000 restricted common shares. The grant date fair value of the award was $36.07 per share. The restricted common shares vest ratably each year over a three-year period for executive officers and over a one-year period for non-employee directors. Compensation expense related to the amortization of the deferred compensation is being recognized in accordance with the vesting schedule of the restricted common shares.

For certain restricted common shares that vest and restricted share units that are settled during the period, we withhold common shares with value equivalent up to the employees’ maximum statutory obligation for the applicable income and other employment taxes, and remit cash to the appropriate taxing authorities. The total number of shares withheld upon vesting or settlement was approximately 246,000 and 212,000 for the nine months ended September 30, 2026 and 2025, respectively. The total number of common shares withheld was based on the value of the common shares on the vesting or settlement date as determined by our closing share price on the prior day. Total amounts paid for the employees’ tax obligation to taxing authorities were $8.3 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are reflected as financing activities within the condensed consolidated statements of cash flows.

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

The fair values of the 2026 PSP awards granted during the nine months ended September 30, 2026, were determined at the grant dates using a Monte Carlo simulation pricing model and the following assumptions:

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

14. Accumulated Other Comprehensive Income (Loss) of the Company

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance June 30, 2026	$(27,786)	$4,810	$(22,976)	$(1,443)	$189	$(1,254)
Other comprehensive income before reclassifications	112	—	112	5	—	5
Reclassifications out of accumulated other comprehensive income into other income (loss) for foreign currency and interest expense for cash flow hedges	—	7,637	7,637	—	312	312
Balance September 30, 2026	$(27,674)	$12,447	$(15,227)	$(1,438)	$501	$(937)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2025	$(26,406)	$(1,943)	$(28,349)	$(1,387)	$(87)	$(1,474)
Other comprehensive loss before reclassifications	(1,268)	—	(1,268)	(51)	—	(51)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	14,390	14,390	—	588	588
Balance September 30, 2026	$(27,674)	$12,447	$(15,227)	$(1,438)	$501	$(937)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance, June 30, 2025	$(26,594)	$(1,814)	$(28,408)	$(1,394)	$(82)	$(1,476)
Other comprehensive loss before reclassifications	(357)	—	(357)	(11)	—	(11)
Reclassification out of accumulated other comprehensive income (loss) into other expense for foreign currency and interest expense for cash flow hedges	—	(179)	(179)	—	(7)	(7)
Balance September 30, 2025	$(26,951)	$(1,993)	$(28,944)	$(1,405)	$(89)	$(1,494)

	Tanger Inc. Accumulated Other Comprehensive Income (Loss)			Noncontrolling Interest in Operating Partnership Accumulated Other Comprehensive Income (Loss)
	Foreign Currency	Cash flow hedges	Total	Foreign Currency	Cash flow hedges	Total
Balance December 31, 2024	$(27,885)	$198	$(27,687)	$(1,451)	$4	$(1,447)
Other comprehensive income before reclassifications	934	—	934	46	—	46
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,191)	(2,191)	—	(93)	(93)
Balance September 30, 2025	$(26,951)	$(1,993)	$(28,944)	$(1,405)	$(89)	$(1,494)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.9 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2026.

15. Accumulated Other Comprehensive Income (Loss) of the Operating Partnership

The following table presents changes in the balances of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2026	$(29,229)	$4,999	$(24,230)
Other comprehensive income before reclassifications	117	—	117
Reclassification out of accumulated other comprehensive income (loss) into other income for foreign currency and interest expense for cash flow hedges	—	7,949	7,949
Balance September 30, 2026	$(29,112)	$12,948	$(16,164)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2025	$(27,793)	$(2,030)	$(29,823)
Other comprehensive loss before reclassifications	(1,319)	—	(1,319)
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	14,978	14,978
Balance September 30, 2026	$(29,112)	$12,948	$(16,164)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2025	$(27,986)	$(1,894)	$(29,880)
Other comprehensive loss before reclassifications	(372)	—	(372)
Reclassification out of accumulated other comprehensive income (loss) into other expense for foreign currency and interest expense for cash flow hedges	—	(186)	(186)
Balance September 30, 2025	$(28,358)	$(2,080)	$(30,438)

	Foreign Currency	Cash flow hedges	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(29,334)	$204	$(29,130)
Other comprehensive income before reclassifications	976	—	976
Reclassification out of accumulated other comprehensive income (loss) into other income (expense) for foreign currency and interest expense for cash flow hedges	—	(2,284)	(2,284)
Balance September 30, 2025	$(28,358)	$(2,080)	$(30,438)

We expect within the next twelve months to reclassify into earnings as a decrease to interest expense approximately $3.9 million of the amounts recorded within accumulated other comprehensive income related to the interest rate swap agreements in effect as of September 30, 2026.

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

The following table provides the components of Portfolio Net Operating Income, a non-GAAP metric, related to our business for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Property Revenues:
Rental revenue	$147,187	$137,225	$429,635	$399,945
Other revenues	6,319	5,476	16,837	14,168
Total Revenues	$153,506	$142,701	$446,472	$414,113

Property Operating Expenses:
Advertising and promotion	$4,542	$5,079	$12,410	$11,767
Common area maintenance	18,759	18,236	57,814	53,818
Real estate taxes	12,768	10,238	37,390	30,692
Other operating expense	8,450	9,862	24,899	26,471
Total Operating Expenses	$44,519	$43,415	$132,513	$122,748

Portfolio Net Operating Income - Consolidated	$108,987	$99,286	$313,959	$291,365

Equity in earnings of unconsolidated joint ventures	$3,968	$4,221	$11,259	$9,654
Interest expense	(19,334)	(16,439)	(57,937)	(48,610)
Impairment charges	—	—	—	(4,249)
Other income	1,707	(116)	5,338	75
Depreciation and amortization	(41,946)	(37,103)	(124,273)	(110,857)
Other non-property (income) expenses	304	323	657	831
Corporate general and administrative expenses	(20,527)	(18,614)	(61,192)	(56,622)
Non-cash adjustments	1,787	1,705	9,737	2,284
Lease termination fees	81	85	1,495	806

Net Income	$35,027	$33,348	$99,043	$84,677

17.    Lease Agreements

As of September 30, 2026, we were the lessor to over 2,600 stores in our 35 consolidated centers, under operating leases with initial terms that expire between 2026 and 2040, with certain agreements containing extension options. Also, certain of our lease agreements require tenants to pay their proportionate share of reimbursable expenses, such as common area expenses, utilities, insurance and real estate taxes.

The components of rental revenues are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Rental revenues - fixed	$120,506	$111,113	$360,768	$326,786
Rental revenues - variable (1)	28,548	26,112	80,098	73,159
Rental revenues	$149,054	$137,225	$440,866	$399,945
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

18. Supplemental Cash Flow Information

We purchase capital equipment and incur costs relating to construction of facilities, including tenant finishing allowances. Expenditures included in accounts payable and accrued expenses were as follows (in thousands):

	As of	As of
	September 30, 2026	September 30, 2025
Costs relating to construction included in accounts payable and accrued expenses	$23,534	$16,187

Interest paid, net of interest capitalized was as follows (in thousands):

	Nine months ended
	September 30,
	2026	2025
Interest paid	$62,299	$53,088

The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Company:

	Nine months ended
	September 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$18,133	$46,992
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,528	$46,992
End of period:
Cash and cash equivalents	$12,257	$13,029
Restricted cash	31,996	37,199
Cash, cash equivalents, and restricted cash	$44,253	$50,228
The following table summarizes cash, cash equivalents and restricted cash (in thousands) for the Operating Partnership:

	Nine months ended
	September 30,
	2026	2025
Beginning of period:
Cash and cash equivalents	$17,893	$46,700
Restricted cash	35,395	—
Cash, cash equivalents, and restricted cash	$53,288	$46,700
End of period:
Cash and cash equivalents	$12,091	$12,761
Restricted cash	31,996	37,199
Cash, cash equivalents, and restricted cash	$44,087	$49,960

19. New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements and the expected impact on our financial statements:

Standard	Description	Effective Date	Impact on the financial statements or other significant matters
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
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)
ASU 2025-06 requires companies to capitalize internal use software costs when management has authorized and committed to funding the software project and when it has been determined that it is probable that the project will be completed and the software will be suited to perform the function intended. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods beginning in 2028.
		January 1, 2028	We are currently evaluating the impact adopting this guidance will have on our financial statement disclosures.

20. Subsequent Events

Dividend Declaration

In October 2026, the Board declared a $0.3125 quarterly cash dividend per common share payable on November 13, 2026 to each shareholder of record on October 30, 2026, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our results of operations reported in the unaudited, condensed consolidated statements of operations compares the three and nine months ended September 30, 2026 with the three and nine months ended September 30, 2025. The results of operations discussion is combined for Tanger Inc. and Tanger Properties Limited Partnership because the results are virtually the same for both entities. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. Historical results and percentage relationships set forth in the unaudited, condensed consolidated statements of operations, including trends which might appear, are not necessarily indicative of future operations. Unless the context indicates otherwise, the term “Company” refers to Tanger Inc. and subsidiaries and the term “Operating Partnership” refers to Tanger Properties Limited Partnership and subsidiaries. The terms “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership together, as the text requires.

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
•Recent Accounting Pronouncements
•Non-GAAP Supplemental Measures
•Economic Conditions and Outlook

General Overview

As of September 30, 2026, we owned and operated 31 consolidated outlet centers and four open-air lifestyle centers, with a total gross leasable area of approximately 14.3 million square feet. We also had partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. Our portfolio also includes one managed center totaling approximately 457,000 square feet. The table below details our acquisitions, new developments, expansions and dispositions of consolidated and unconsolidated centers that significantly impacted our results of operations and liquidity from January 1, 2025 to September 30, 2026 (square feet in thousands):

		Consolidated Centers		Unconsolidated Joint Venture Centers		Managed Centers
Center	Quarter Acquired/Developed/Disposed	Square Feet	Number of Centers	Square Feet	Number of Centers	Square Feet	Number of Centers
As of January 1, 2025		12,960	33	2,113	6	758	2
Dispositions
Howell, MI	Second Quarter	(314)	(1)	—	—	—	—
Marketplace Palm Beach, FL	Second Quarter	—	—	—	—	(301)	(1)
Additions:
Cleveland, OH	First Quarter	639	1	—	—	—	—
Kansas City, KS	Third Quarter	690	1	—	—	—	—
Other		34	—	—	—	—	—
As of December 31, 2025		14,009	34	2,113	6	457	1
Additions:
Toledo, OH	Second Quarter	301	1	—	—	—	—
Other		(13)	—	—	—	—	—
As of September 30, 2026		14,297	35	2,113	6	457	1

The following table summarizes certain information for our existing consolidated centers in which we have an ownership interest as of September 30, 2026. Except as noted, all properties are owned in fee simple.

Consolidated Centers		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Tanger Outlets Deer Park	Deer Park, NY	100	737,473	100.0
Tanger Outlets Riverhead	Riverhead, NY (2)	100	729,377	94.1
Tanger Outlets Kansas City at Legends	Kansas City, KS (3)	100	693,218	96.2
Bridge Street Town Centre, a Tanger Property	Huntsville, AL	100	651,016	94.6
Pinecrest, a Tanger Property	Cleveland, OH	100	639,016	97.0
Tanger Outlets Rehoboth Beach	Rehoboth Beach, DE (2)	100	547,937	100.0
Tanger Outlets Foley	Foley, AL	100	530,016	98.2
Tanger Outlets Savannah	Savannah, GA	100	488,698	99.7
Tanger Outlets Atlantic City	Atlantic City, NJ (2)	100	484,748	82.8
Tanger Outlets San Marcos	San Marcos, TX	100	471,816	100.0
Tanger Outlets Sevierville	Sevierville, TN (2)	100	450,079	99.0
Tanger Outlets Myrtle Beach - Highway 501	Myrtle Beach, SC	100	431,201	99.5
Tanger Outlets Phoenix	Glendale, AZ	100	416,483	93.0
Tanger Outlets Myrtle Beach - Highway 17	Myrtle Beach, SC (2)	100	404,341	100.0
Tanger Outlets Charleston	Charleston, SC	100	386,328	100.0
Tanger Outlets Lancaster	Lancaster, PA	100	377,417	100.0
Tanger Outlets Asheville	Asheville, NC	100	376,432	98.3
Tanger Outlets Pittsburgh	Pittsburgh, PA	100	373,863	98.1
Tanger Outlets Commerce	Commerce, GA	100	371,408	95.0
Tanger Outlets Grand Rapids	Grand Rapids, MI	100	357,133	96.2
Tanger Outlets Fort Worth	Fort Worth, TX	100	351,901	100.0
Tanger Outlets Daytona Beach	Daytona Beach, FL	100	351,691	99.1
Tanger Outlets Branson	Branson, MO	100	330,039	100.0
Tanger Outlets Memphis	Southaven, MS (3) (4)	50	325,831	99.1
Tanger Outlets Gonzales	Gonzales, LA	100	322,063	99.3
Tanger Outlets Mebane	Mebane, NC	100	319,762	99.0
Tanger Outlets Atlanta	Locust Grove, GA	100	315,582	100.0
Tanger Outlets Foxwoods	Mashantucket, CT (2)	100	311,229	92.4
Levis Commons Town Center, a Tanger Property	Toledo, OH	100	301,187	96.9
Tanger Outlets Nashville	Nashville, TN	100	290,667	100.0
The Promenade at Chenal, a Tanger Property	Little Rock, AR	100	269,642	97.4
Tanger Outlets Tilton	Tilton, NH	100	250,558	90.4
Tanger Outlets Hershey	Hershey, PA	100	249,696	100.0
Tanger Outlets Hilton Head II	Hilton Head, SC	100	206,564	100.0
Tanger Outlets Hilton Head I	Hilton Head, SC	100	182,735	84.7
Totals			14,297,147	97.2
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

Unconsolidated Joint Venture Properties		Legal	Square
Property Name	Location	Ownership %	Feet (1)	% Occupied (1)
Charlotte Premium Outlets (2)	Charlotte, NC	50	398,675	99.8
Tanger Outlets Ottawa	Ottawa, Ontario, Canada	50	357,213	99.3
Tanger Outlets Columbus (2)	Columbus, OH	50	355,245	99.7
Tanger Outlets Houston (2)	Texas City, TX	50	352,705	96.1
Tanger Outlets National Harbor (2)	National Harbor, MD	50	341,156	100.0
Tanger Outlets Cookstown	Cookstown, Ontario, Canada	50	307,883	96.7
Totals			2,112,877	98.7
(1)Excludes square footage and occupancy associated with ground leases to tenants.
(2)Property encumbered by a mortgage. See Note 4 to the condensed consolidated financial statements for further details of the joint venture’s debt obligations.

Managed Property	Location	Square Feet
Tanger Outlets Palm Beach	Palm Beach, FL	457,326

Leasing Activity

The following table provides information for our consolidated centers related to leases for new stores that opened or renewals that were executed during the respective trailing twelve-month periods ended September 30, 2026 and 2025:

	Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)	Rent Spread % (4)	Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2026	447	2,216	$40.65	11.3%	$8.11	4.18
2025	479	2,466	$39.20	10.3%	$6.97	4.12

	Comparable and Non-Comparable Space for Executed Leases (1) (2)
	Leasing Transactions	Square Feet (in 000’s)	New Initial Rent (psf) (3)		Tenant Allowance (psf) (5)	Average Initial Term (in years)
Total space
2026	495	2,456	$40.61		$13.13	4.50
2025	540	2,766	$39.53		$12.13	4.57
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
(5)Includes other landlord costs.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

NET INCOME
Net income increased approximately $1.7 million in the 2026 period to $35.0 million as compared to net income of $33.3 million for the 2025 period. The change in net income was primarily attributable to the following:

•higher rental revenues from a strengthened tenant mix and higher new and renewal rental rates related to the same center portfolio;
•higher rental revenues, operating expenses, and depreciation and amortization resulting from the acquisitions of our centers in Kansas City, KS during the third quarter of 2025 and Toledo, OH during the second quarter of 2026;
•higher interest expense due to the assumption of a $115.0 million interest-only mortgage associated with the third quarter 2025 acquisition of a center in Kansas City, KS and the financing transactions in January 2026, including the issuance of $250.0 million aggregate principal amount of Exchangeable Notes and additional unsecured term loan proceeds; and
•higher interest income from cash on hand as a result of our financing transactions in January 2026.

In the tables below, information set forth for acquired properties includes our centers in Kansas City, KS, and Toledo, OH that were acquired in September 2025, and May 2026, respectively.

RENTAL REVENUES
Rental revenues increased approximately $11.8 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2026	2025	Increase/(Decrease)
Rental revenues from existing properties	$138,788	$134,397	$4,391
Rental revenues from acquired properties	8,317	954	7,363
Straight-line rent adjustments	1,628	1,774	(146)
Lease termination fees	83	85	(2)
Amortization of above and below market rent adjustments, net	238	15	223
	$149,054	$137,225	$11,829

Rental revenues at existing properties were positively impacted by obtaining higher rents from new and existing tenants during the last twelve months and strengthening our tenant mix.

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues decreased approximately $162,000 in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of management, leasing and other service revenues (in thousands):

	2026	2025	Increase/(Decrease)
Management and marketing fees	$857	$867	$(10)
Leasing and other fees	213	252	(39)
Expense reimbursements from unconsolidated joint ventures	1,275	1,388	(113)
	$2,345	$2,507	$(162)

OTHER REVENUES
Other revenues increased approximately $843,000 in the 2026 period as compared to the 2025 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2026	2025	Increase/(Decrease)
Other revenues from existing properties	$6,109	$5,474	$635
Other revenues from acquired properties	210	2	208
	$6,319	$5,476	$843

Other revenues from existing properties increased in the 2026 period due to an increase in other revenue streams, such as paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $2.8 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2026	2025	Increase/(Decrease)
Property operating expenses from existing properties	$41,305	$41,703	$(398)
Property operating expenses from acquired properties	3,415	460	2,955
Expenses related to unconsolidated joint ventures	1,275	1,388	(113)
Other property operating expenses	565	258	307
	$46,560	$43,809	$2,751

Property operating expenses from existing properties decreased due to slightly lower advertising and operating costs. These decreases were partially offset by higher property tax expenses.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $1.9 million from $18.6 million to $20.5 million in the 2026 period compared to the 2025 period. The increase is primarily related to higher employee compensation costs, higher healthcare costs, and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $4.8 million in the 2026 period compared to the 2025 period.

	2026	2025	Increase/(Decrease)
Depreciation and amortization from existing properties	$37,507	$36,565	$942
Depreciation and amortization from acquired properties	4,439	538	3,901
	$41,946	$37,103	$4,843

The increase in depreciation and amortization from existing properties was primarily due to renovation activity at certain centers.

INTEREST EXPENSE
Interest expense increased approximately $2.9 million to $19.3 million in the 2026 period compared to $16.4 million in the 2025 period. In January 2026, we issued $250.0 million aggregate principal amount of the Exchangeable Notes and also refinanced our unsecured term loans, which increased our total outstanding balance from $325.0 million to $400.0 million. During the nine months ended September 30, 2026, we exercised the delayed draw feature of the term loans, and had an outstanding balance of $550.0 million as of September 30, 2026. In addition, during September 2025, we assumed a $115.0 million interest-only mortgage in connection with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $1.8 million to $1.7 million in the 2026 period compared to ($116,000) in the 2025 period. The financing transactions in January 2026 resulted in cash on hand that was invested and led to a $1.7 million increase in interest income in the 2026 period compared to the 2025 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures decreased approximately $253,000 to $4.0 million in the 2026 period compared to $4.2 million in the 2025 period.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

NET INCOME
Net income increased approximately $14.4 million in the 2026 period to $99.0 million as compared to net income of $84.7 million for the 2025 period. Significant items impacting the comparability of the two periods include the following:

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

RENTAL REVENUES
Rental revenues increased approximately $40.9 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of rental revenues (in thousands):

	2026	2025	Increase/(Decrease)
Rental revenues from existing properties	$388,586	$378,398	$10,188
Revenues from acquired properties and property disposed	39,505	18,208	21,297
Straight-line rent adjustments	6,206	2,069	4,137
Lease termination fees	2,797	806	1,991
Amortization of above and below market rent adjustments, net	3,772	464	3,308
	$440,866	$399,945	$40,921

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

MANAGEMENT, LEASING AND OTHER SERVICE REVENUES
Management, leasing and other service revenues decreased approximately $332,000 in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of management, leasing and other services revenues (in thousands):

	2026	2025	Increase/(Decrease)
Management and marketing fees	$2,571	$2,621	$(50)
Leasing and other fees	522	603	(81)
Expense reimbursements from unconsolidated joint ventures	3,727	3,928	(201)
	$6,820	$7,152	$(332)

Management and marketing fees decreased from lower management revenues. We no longer manage one of the Palm Beach, FL locations that we previously managed in 2025. Leasing fees from unconsolidated joint ventures and managed-only properties decreased due to the timing of leases eligible for renewal and re-tenanting between the 2025 period and the 2026 period.

OTHER REVENUES
Other revenues increased approximately $2.7 million in the 2026 period as compared to the 2025 period. The following table sets forth the changes in various components of other revenues (in thousands):

	2026	2025	Increase/(Decrease)
Other revenues from existing properties	$15,943	$13,758	$2,185
Other revenues from acquired properties and property disposed	894	410	484
	$16,837	$14,168	$2,669

Other revenues from existing properties increased in the 2026 period due to an increase in other revenue streams, such as EV charging, paid media sponsorships and onsite signage, on a local and national level.

PROPERTY OPERATING EXPENSES
Property operating expenses increased approximately $12.8 million in the 2026 period compared to the 2025 period. The following table sets forth the changes in various components of property operating expenses (in thousands):

	2026	2025	Increase/(Decrease)
Property operating expenses from existing properties	$115,140	$111,523	$3,617
Property operating expenses from acquired properties and property disposed	18,188	9,210	8,978
Expenses related to unconsolidated joint ventures	3,727	3,928	(201)
Other property operating expenses	1,711	1,341	370
	$138,766	$126,002	$12,764

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased approximately $4.5 million from $56.6 million to $61.1 million in the 2026 period compared to the 2025 period. The increase is primarily related to higher employee compensation costs, higher healthcare costs, and other professional fees.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization costs increased approximately $13.4 million from $110.9 million to $124.3 million in the 2026 period compared to the 2025 period.

	2026	2025	Increase/(Decrease)
Depreciation and amortization from existing properties	$106,356	$104,059	$2,297
Depreciation and amortization from acquired properties and property disposed	17,917	6,798	11,119
	$124,273	$110,857	$13,416

The increase in depreciation and amortization from existing properties was primarily due to redevelopment activity at certain centers.

INTEREST EXPENSE
Interest expense increased approximately $9.3 million to $57.9 million in the 2026 period compared to $48.6 million in the 2025 period. In January 2026, we issued $250.0 million aggregate principal amount of the Exchangeable Notes and also refinanced our unsecured term loans, which increased our total outstanding balance from $325.0 million to $400.0 million. During the nine months ended September 30, 2026, we exercised the delayed draw feature of the term loans and had an outstanding balance of $550.0 million at September 30, 2026. In addition, during September 2025, we assumed a $115.0 million interest-only mortgage in connection with the acquisition of the Kansas City, KS center.

OTHER INCOME (EXPENSE)
Other income (expense) increased approximately $5.3 million from $75,000 to $5.3 million in the 2026 period compared to the 2025 period. The financing transactions in January 2026 resulted in cash on hand that was invested and led to a $5.1 million increase in interest income in the 2026 period compared to the 2025 period.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURES
Equity in earnings of unconsolidated joint ventures increased approximately $1.6 million from $9.7 million to $11.3 million in the 2026 period compared to the 2025 period. The increase was due to stronger comparative operating results at certain of our joint ventures and the refinance of the Galveston joint venture mortgage during the second quarter of 2025 that resulted in a lower interest rate.

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

ATM Offering Program

In February 2026, the Company and the Operating Partnership filed an automatic shelf registration statement on Form S-3 (File No. 333-293804) (the “Universal Registration Statement”) with the SEC, which became effective automatically upon filing. In connection with the filing of the Universal Registration Statement, on February 26, 2026, the Company also filed a new prospectus supplement with the SEC to the base prospectus, contained in the Universal Registration Statement, which relates to the Company’s at-the-market stock offering (“ATM Offering”) program. Substantially concurrent with the Company’s and the Operating Partnership’s entry into the 2026 Sales Agreement (as defined below), the Company terminated its existing ATM Equity Offering Sales Agreement, among the Company, the Operating Partnership and the agents party thereto (the “2025 Sales Agreement”), in accordance with the terms of the 2025 Sales Agreement.

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

We currently intend to use the net proceeds from the sale of common shares pursuant to the ATM Offering program for working capital and general corporate expenses. As of September 30, 2026, we had approximately $375.7 million remaining available for sales of common shares under the ATM Offering program. There were no sales of our common shares under the ATM Offering program during the first three quarters of 2025, or during first or third quarter of 2026. During the second quarter of 2026, certain common shares were sold under our ATM Offering program pursuant to forward sale agreements that had not settled as of September 30, 2026. For more information, see “Forward Sale Agreements” below.

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

The Company repurchased 589,622 common shares during the nine months ended September 30, 2026. The Company did not repurchase any common shares during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025. The remaining amount of common shares authorized to be repurchased under the program as of September 30, 2026 was approximately $180.0 million.

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

In October 2026, the Board declared a $0.3125 quarterly cash dividend per common share payable on November 13, 2026 to each shareholder of record on October 30, 2026, and, in its capacity as General Partner of the Operating Partnership, authorized a $0.3125 cash distribution per Operating Partnership unit to the Operating Partnership's unitholders.

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

Capital Expenditures
The following table details our capital expenditures for consolidated centers for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	Change

New developments, redevelopments, investments and expansions (1)	$19,867	$15,050	$4,817
Renovations (2)	6,730	4,701	2,029
Second generation tenant allowances(3)	27,587	12,154	15,433
Other capital expenditures (4)	18,879	20,559	(1,680)
Additions to rental property-accrual basis	73,063	52,464	20,599
Conversion from accrual to cash basis	(9,367)	(3,650)	(5,717)
Additions to rental property-cash basis	$63,696	$48,814	$14,882
(1)The increase is primarily related to increased redevelopment activity and outparcel developments.
(2)The increase is primarily related to larger scale renovations at two of our assets.
(3)The increase is primarily due to timing and size of new store openings in the period compared to prior year.
(4)The decrease is primarily related to lower spend on capital improvements.

Potential Future Developments and Acquisitions
We intend to continue to grow our portfolio by developing, expanding or acquiring additional outlet and retail real estate assets. Future real estate assets may be wholly-owned by us, owned through joint ventures or partnership arrangements, or managed through management agreements. However, you should note that any developments or expansions that we, or a joint venture that we have an ownership interest in, have planned or anticipated may not be started or completed as scheduled, or may not result in accretive net income or funds from operations ("FFO"). See the section "Non-GAAP Supplemental Measures" - "Funds From Operations" below for further discussion of FFO. In addition, we regularly evaluate acquisition or disposition proposals and engage from time to time in negotiations for acquisitions or dispositions of properties. We may also enter into letters of intent for the purchase or sale of properties. Any prospective acquisition or disposition that is being evaluated or which is subject to a letter of intent may not be consummated.

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

Unconsolidated Real Estate Joint Ventures
From time to time, we form joint venture arrangements to develop centers. As of September 30, 2026, we have partial ownership interests in six unconsolidated centers totaling approximately 2.1 million square feet, including two centers in Canada. See Note 4 to the condensed consolidated financial statements for details of our individual joint ventures, including, but not limited to, carrying values of our investments, fees we receive for services provided to the joint ventures, recent development and financing transactions and condensed combined summary financial information.

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

Contractual Obligations

There were no material changes in our contractual commitments during the nine months ended September 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the following updates to our contractual obligations for future debt and interest payments over the next five years and thereafter as of September 30, 2026.

Future Debt Obligations
Maturities and principal amortization of the existing long-term debt as of September 30, 2026 for the next five years and thereafter are as follows (in thousands):

Calendar Year	Amount
For the remainder of 2026	$—
2027	415,000
2028 (1)	2,000
2029 (1)	—
2030	411,700
Thereafter	850,000
Subtotal	1,678,700
Net discount and debt origination costs	(15,046)
Total	$1,663,654
(1)Excludes the two six-month extension options on our $620.0 million unsecured lines of credit, under which $2.0 million was outstanding as of September 30, 2026. If the extension options are exercised, the maturity dates would be extended to 2029.

The Company guarantees the Operating Partnership’s unsecured credit facilities, term loans (including the amended 2030 Term Loan and the new 2033 Term Loan) and the Exchangeable Notes.

Future Interest Payments
We are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of September 30, 2026, these interest obligations total approximately $73.8 million over the next twelve months.

Cash Flows

The following table sets forth our changes in cash flows from the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$206,632	$197,764	$8,868
Net cash used in investing activities	(131,702)	(221,609)	89,907
Net cash provided by (used in) financing activities	(84,108)	26,934	(111,042)
Effect of foreign currency rate changes on cash and equivalents	(23)	171	(194)
Net increase (decrease) in cash and cash equivalents	$(9,201)	$3,260	$(12,461)

Operating Activities
Net cash provided by operating activities increased period over period primarily due to changes in working capital and our acquisitions of our center in Toledo, OH that was acquired in the second quarter of 2026 and our center in Kansas City, KS that was acquired in the third quarter of 2025.

Investing Activities
The decrease in net cash used in investing activities was primarily due to the acquisition of our center in Cleveland, OH in the first quarter of 2025 and the acquisition of our center in Kansas City, KS in the third quarter of 2025, partially offset by the acquisition of our center in Toledo, OH in the second quarter of 2026 and by capital additions in the first three quarters of 2026.

Financing Activities
Net cash used in financing activities increased period over period primarily due to our payoff of the 2026 Senior Notes, our share repurchase during the first quarter of 2026, and net paydowns of our line of credit and our Atlantic City mortgage during the second quarter of 2026, and the expanded term loans executed in the first quarter of 2026 with additional funds drawn in the third quarter of 2026.

Financing Arrangements

As of September 30, 2026, unsecured borrowings represented 89% of our outstanding debt and 95% of the gross book value of our real estate portfolio was unencumbered. The Company guarantees the Operating Partnership’s obligations under our unsecured lines of credit, our term loans and the Exchangeable Notes.

In January 2026, we entered into an unsecured term loan financing to further enhance our liquidity and extend our debt maturity profile. On January 6, 2026, we closed on $550.0 million of unsecured term loans, comprised of (i) an amendment of our existing $325.0 million term loan increasing the capacity to $350.0 million and extending the maturity to December 2030 (as amended, the "2030 Term Loan") and (ii) a new $200.0 million term loan due January 2033 (the "2033 Term Loan" and, together with the 2030 Term Loan, the “Term Loans”). At closing, we drew an incremental $75.0 million under the Term Loans. During the third quarter of 2026, we borrowed an additional $150.0 million under the Term Loans, bringing our total outstanding amount under the Term Loans to $550.0 million as of September 30, 2026. The applicable pricing margin is SOFR plus 95 basis points for the 2030 Term Loan and SOFR plus 125 basis points for the 2033 Term Loan based on our current credit rating.

In January 2026, the Operating Partnership entered into amendments to each of (1) the Revolving Credit Agreement with, Bank of America, N.A., as administrative agent, and the lenders party thereto, and (2) the Liquidity Credit Agreement with Bank of America, N.A., referred to herein as the Operating Partnership’s unsecured lines of credit, such amendments in each case removing the 10 basis point SOFR credit adjustment spread and making certain conforming changes from the 2030 Term Loan and the 2033 Term Loan. As of September 30, 2026, we maintained unsecured lines of credit that provided for borrowings of up to $620.0 million, consisting of a $20.0 million liquidity line and a $600.0 million syndicated line. The syndicated line may be increased to up to $1.2 billion through an accordion feature in certain circumstances.

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

We anticipate that adequate cash will be available to fund our operating and administrative expenses, regular debt service obligations, and the payment of dividends in accordance with REIT requirements in both the short- and long-term. Although we receive most of our rental payments on a monthly basis, dividends and distributions to shareholders and unitholders, respectively, are typically made quarterly and interest payments on the senior, unsecured notes are made semi-annually. Amounts accumulated for such payments will be used in the interim to reduce the outstanding borrowings under our existing unsecured lines of credit or invested in short-term money market or other suitable instruments. We believe our current balance sheet position is financially sound; however, due to the economic uncertainty caused by the current macroeconomic environment, including but not limited to international trade relations and trade policy, including those related to tariffs, rising interest rates and inflation, and the inherent uncertainty and unpredictability of the capital and credit markets, we can give no assurance that affordable access to capital will exist between now and when our next significant debt matures, which is our $300.0 million senior notes due July 2027.

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

The Operating Partnership and/or the Company (i) used approximately $9 million of the net proceeds from the Exchangeable Notes to pay the cost of the Capped Call Transactions (as defined below), (ii) used approximately $20 million of the net proceeds from the Exchangeable Notes to repurchase approximately 590,000 common shares concurrently with the pricing of the Exchangeable Notes in privately negotiated transactions effected with or through one of the initial purchasers or its affiliate, at a price per share equal to the last reported sale price of the common shares on the NYSE on January 7, 2026 ($33.92), (iii) used a portion of the net proceeds from the Exchangeable Notes, together with a portion of the proceeds of the Operating Partnership’s term loan fundings throughout 2026, to to repay in full the Operating Partnership’s $350 million aggregate principal amount of 3.125% senior notes at maturity in September 2026, and (iv) used the remaining net proceeds from the Exchangeable Notes for general corporate purposes, including the redemption or repayment of indebtedness.

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

Forward Starting Interest Rate Derivatives
In the first quarter of 2026, we entered into $145.0 million of interest rate swap agreements on unsecured debt bringing the total amount of derivative contracts entered into during 2025 and the first quarter of 2026 to $325.0 million with effective dates throughout 2026 and 2027. These first quarter agreements have expiration dates ranging from October 1, 2027, to September 1, 2030.

In the second quarter of 2026, we entered into a $25.0 million interest rate swap agreement on unsecured debt with an effective date of July 6, 2026 and an expiration date of April 1, 2031. The fixed Daily SOFR base rate of this interest rate swap agreement is 3.5%.

In the third quarter of 2026, we entered into a $25.0 million interest rate swap agreement on unsecured debt with an effective date of January 1, 2027 and an expiration date of September 1, 2030. The fixed Daily SOFR base rate of this interest rate swap agreement is 4.0%.

As a result, the total amount of derivative contracts entered into during 2025 and 2026 was $486.7 million as of September 30, 2026.

Equity Offerings under the ATM Offering Program
As of September 30, 2026, we have a remaining authorization of $375.7 million of common shares under the ATM Offering program. We did not sell any common shares during the first or third quarter of 2026, or during or the first three quarters of 2025. In June 2026, we sold 600,000 common shares under the ATM Offering program, which were subject to forward sale agreements, for an estimated gross value of $24.3 million based on the initial forward sale price of $40.50 per common share. Shares can be settled at any time during the 15 months from the date of entry into the applicable forward sale agreement, unless otherwise extended.

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

We have historically been, and at September 30, 2026, are, in compliance with all of our debt covenants. Our continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions. Failure to comply with these covenants would result in a default, which, if we were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations. Further, in the event of default, the Company may be restricted from paying dividends to its shareholders in excess of dividends required to maintain its REIT qualification. Accordingly, an event of default could have a material and adverse impact on us. As a result, we have considered our short-term (one-year or less from the date of filing these financial statements) liquidity needs and the adequacy of our estimated cash flows from operating activities and other financing sources to meet these needs. These other sources include but are not limited to: existing cash, ongoing relationships with certain financial institutions, our ability to issue debt or equity subject to market conditions and proceeds from the potential sale of non-core assets. We believe that we have access to the necessary financing to fund our short-term liquidity needs.

As of September 30, 2026, we were in compliance with all financial and non-financial covenants related to our debt obligations.

Senior, unsecured notes financial covenants	Required	Actual
Total Consolidated Debt to Adjusted Total Assets	< 60%	38%
Total Secured Debt to Adjusted Total Assets	< 40%	4%
Total Unencumbered Assets to Unsecured Debt	> 150%	276%
Consolidated Income Available for Debt Service to Annual Debt Service Charge	> 1.5 x	5.2	x

Lines of credit and term loan	Required	Actual
Total Liabilities to Total Adjusted Asset Value	< 60%	34%
Secured Indebtedness to Total Adjusted Asset Value	< 35%	6%
EBITDA to Fixed Charges	> 1.5 x	4.5	x
Total Unsecured Indebtedness to Adjusted Unencumbered Asset Value	< 60%	29%
Unencumbered Interest Coverage Ratio	> 1.5 x	5.7	x

Debt of unconsolidated joint ventures

The following table details information regarding the outstanding debt of the unconsolidated joint ventures as of September 30, 2026 (dollars in millions). We do not guarantee any debt of our unconsolidated joint ventures.

Joint Venture	Ownership %	Total Joint Venture Debt	Maturity Date	Interest Rate
Charlotte	50%	$94.6	July 2028	4.27%
Columbus	50%	71.0	October 2032	6.25%
Galveston/Houston(1)	50%	60.0	June 2030	SOFR + 1.65%
National Harbor	50%	89.2	January 2030	4.63%
Debt origination costs		(1.4)
	50%	$313.4
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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. There have been no material changes to these estimates during the nine months ended September 30, 2026.

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

Below is a reconciliation of net income to FFO and Core FFO available to common shareholders (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$35,027	$33,348	$99,043	$84,677
Adjusted for:
Depreciation and amortization of real estate assets - consolidated	40,249	35,835	119,910	107,198
Depreciation and amortization of real estate assets - unconsolidated joint ventures	2,264	2,292	6,937	7,458
Impairment charge - consolidated	—	—	—	4,249
FFO	77,540	71,475	225,890	203,582
FFO attributable to noncontrolling interests in other consolidated partnerships	—	—	—	—
Allocation of earnings to participating securities	(480)	(420)	(1,333)	(1,184)
FFO available to common shareholders (1)	$77,060	$71,055	$224,557	$202,398
Core FFO available to common shareholders (1)	$77,060	$71,055	$224,557	$202,398
FFO available to common shareholders per share - diluted (1)	$0.64	$0.60	$1.87	$1.70
Core FFO available to common shareholders per share - diluted (1)	$0.64	$0.60	$1.87	$1.70

Weighted Average Shares:
Basic weighted average common shares	114,458	113,005	114,384	112,689
Effect of dilutive securities:
Equity awards	1,349	1,564	1,304	1,539
Diluted weighted average common shares (for earnings per share computations)	115,807	114,569	115,688	114,228
Exchangeable operating partnership units	4,678	4,663	4,676	4,667
Diluted weighted average common shares (for FFO and Core FFO per share computations) (1)	120,485	119,232	120,364	118,895
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

Below is a reconciliation of net income to Portfolio NOI and Same Center NOI for the consolidated portfolio (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$35,027	$33,348	$99,043	$84,677
Adjusted to exclude:
Equity in earnings of unconsolidated joint ventures	(3,968)	(4,221)	(11,259)	(9,654)
Interest expense	19,334	16,439	57,937	48,610
Other (income) expense	(1,707)	116	(5,338)	(75)
Impairment charge	—	—	—	4,249
Depreciation and amortization	41,946	37,103	124,273	110,857
Other non-property income	(304)	(323)	(657)	(831)
Corporate general and administrative expenses	20,527	18,614	61,192	56,622
Non-cash adjustments (1)	(1,787)	(1,705)	(9,737)	(2,284)
Lease termination fees (2)	(81)	(85)	(1,495)	(806)
Portfolio NOI - Consolidated	108,987	99,286	313,959	291,365
Non-same center NOI - Consolidated	(8,739)	(3,475)	(22,186)	(9,395)
Same Center NOI - Consolidated (3)	$100,248	$95,811	$291,773	$281,970
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

•Adjusted EBITDA and Adjusted EBITDAre do not reflect gains and losses on extinguishment of debt and other items that may affect operations; and

•Other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, Adjusted EBITDA, EBITDAre and Adjusted EBITDAre should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, EBITDAre and Adjusted EBITDAre only as supplemental measures.

Below is a reconciliation of Net Income to Adjusted EBITDA (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$35,027	$33,348	$99,043	$84,677
Adjusted to exclude:
Interest expense, net	17,202	16,331	51,828	48,136
Income tax expense (benefit)	453	257	893	519
Depreciation and amortization	41,946	37,103	124,273	110,857
Impairment charge - consolidated	—	—	—	4,249
Adjusted EBITDA	$94,628	$87,039	$276,037	$248,438

Below is a reconciliation of Net Income to EBITDAre and Adjusted EBITDAre (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$35,027	$33,348	$99,043	$84,677
Adjusted to exclude:
Interest expense, net	17,202	16,331	51,828	48,136
Income tax expense (benefit)	453	257	893	519
Depreciation and amortization	41,946	37,103	124,273	110,857
Impairment charge - consolidated	—	—	—	4,249
Pro-rata share of interest expense, net - unconsolidated joint ventures	1,963	1,968	5,868	6,514
Pro-rata share of depreciation and amortization - unconsolidated joint ventures	2,264	2,292	6,937	7,458
Adjusted EBITDAre	$98,855	$91,299	$288,842	$262,410

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

Due to the relatively short-term nature of our tenants’ leases, a significant portion of the leases in our portfolio come up for renewal each year. During 2026, approximately 2.8 million square feet, or 20% of the total portfolio, including our share of unconsolidated joint ventures, will come up for renewal. For the total portfolio, including the Company’s pro rata share of unconsolidated joint ventures, as of September 30, 2026, we had lease renewals executed or in process for 73% of the space scheduled to expire during 2026 compared to 73% of the space scheduled to expire during 2025 that was executed or in process as of September 30, 2025.

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

Our centers typically include well-known, national, brand name companies. By maintaining a broad base of well-known tenants, a diverse mix of uses and a geographically diverse portfolio of properties across the United States in areas with strong population growth, we believe we reduce our operating and leasing risks. As of September 30, 2026, no one tenant (including affiliates) accounted for more than 7% of our aggregate square feet or 5.2% of our aggregate rental revenues. Additionally, no individual brand represents more than 3% of total annualized base rent.

We believe retail real estate will continue to be a profitable and fundamental distribution channel for many brands and retailers. While we continue to attract and retain additional tenants, if we were unable to successfully renew or re-lease a significant amount of this space on favorable economic terms or in a timely manner, the loss in rent and our Same Center NOI could be negatively impacted in future periods. Occupancy for our total portfolio, including our share of unconsolidated joint ventures, was 97.3% and 97.4% as of September 30, 2026 and September 30, 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Interest Rate Risk

We may periodically enter into certain interest rate protection agreements, including interest rate swap agreements to effectively convert existing floating rate debt to a fixed rate basis. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of September 30, 2026, we had interest rate swap agreements in effect to fix the interest rates on consolidated debt with aggregate notional amounts totaling $486.7 million. In addition, our unconsolidated joint venture in Galveston, Texas has a $60.0 million interest rate swap agreement in place. See Note 7 to the condensed consolidated financial statements for additional details related to our outstanding consolidated derivative instruments.

As of September 30, 2026, 8% of our outstanding consolidated debt, after taking into account interest rate protection agreements in place on our variable debt, had variable interest rates and therefore was subject to market fluctuations.

The interest rate spreads associated with our unsecured lines of credit and our unsecured term loans are based on our three investment-grade credit ratings. As of September 30, 2026, we had $2.0 million outstanding on our unsecured lines of credit. Upgrades to our credit ratings could reduce our interest expense. If our credit ratings downgraded, our interest expense could increase, depending upon the level of downgrade.

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

The estimated fair value and recorded value of our debt consisting of senior, unsecured notes, unsecured term loans, secured mortgages and unsecured lines of credit were as follows (in thousands):

	September 30, 2026	December 31, 2025
Fair value of debt	$1,621,748	$1,557,810
Recorded value of debt	$1,663,654	$1,596,821

A 100 basis point increase from prevailing interest rates at September 30, 2026 and December 31, 2025 would result in a decrease in fair value of total consolidated debt of approximately $29.9 million and $30.2 million, respectively. Refer to Note 8 to the condensed consolidated financial statements for a description of our methodology in calculating the estimated fair value of debt. Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on the disposition of the financial instruments.

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

Item 4. Controls and Procedures

Tanger Inc. Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective. There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tanger Properties Limited Partnership Controls and Procedures

The President and Chief Executive Officer, Stephen J. Yalof (Principal Executive Officer), and Executive Vice President, Chief Financial Officer and Chief Investment Officer, Michael J. Bilerman (Principal Financial Officer), evaluated the effectiveness of the Operating Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and concluded that, as of September 30, 2026, the Operating Partnership's disclosure controls and procedures were effective. There were no changes to the Operating Partnership’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) In May 2025, the Board authorized the repurchase of up to $200.0 million of the Company’s outstanding common shares. During the three months ended September 30, 2026, the Company did not repurchase any of its common shares. The remaining amount authorized to be repurchased under the program as of September 30, 2026 was approximately $180.0 million of common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company's directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
DATE: November 6, 2026

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